Form 10QSB
period 1999-09-30
BREDA TELEPHONE CORP
filed 1999-11-10
CIK 1084448

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

     Commission file number: 0-26525

                              BREDA TELEPHONE CORP.
        (Exact name of small business issuer as specified in its charter)


               Iowa                                              42-0895882
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                Highway 217 East, P.O. Box 190, Breda, Iowa 51436
                    (Address of principal executive offices)

                                 (712) 673-2311
                         (Registrant's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,722 shares of common stock, no par value, at September 30, 1999.

                              BREDA TELEPHONE CORP.
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets                         1 - 2

            Unaudited Condensed Consolidated Statements of Income           3

            Unaudited Condensed Consolidated Statements of
              Stockholders' Equity                                          4

            Unaudited Condensed Consolidated Statements of
              Cash Flows                                                  5 - 6

            Notes to Unaudited Condensed Consolidated
              Financial Statements                                        7 - 9

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                              17

  Item 2.   Changes in Securities and Use of Proceeds                      17

  Item 3.   Defaults Upon Senior Securities                                18

  Item 4.   Submission of Matters to a Vote of Security Holders            18

  Item 5.   Other Information                                              18

  Item 6.   Exhibits and Reports on Form 8-K                               19

            Signatures                                                     20

            EXHIBITS

            Exhibit 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

                      Condensed Consolidated Balance Sheets


                                                     September 30,
                                                         1999       December 31,
         ASSETS                                       (Unaudited)      1998
                                                      -----------   -----------


CURRENT ASSETS
         Cash and cash equivalents                    $   549,768   $   782,959
         Current portion of investments                    90,092       114,550
         Accounts receivable                              507,502       649,044
         Interest receivable                               81,526        21,455
         Inventories                                       90,987        80,279
         Other                                            108,584        69,263
                                                      -----------   -----------
                                                        1,428,459     1,717,550
                                                      -----------   -----------


OTHER NONCURRENT ASSETS
         Investments, less current portion              5,588,616     1,530,045
         Other investments                              2,572,253     2,468,022
         Intangibles, net of accumulated amortization   1,081,105     1,753,447
         Other, net                                         6,232        21,390
                                                      -----------   -----------
                                                        9,248,206     5,772,904
                                                      -----------   -----------


PROPERTY, PLANT AND EQUIPMENT, NET                      6,438,004     6,185,874
                                                      -----------   -----------









TOTAL ASSETS                                          $17,114,669   $13,676,328
                                                      ===========   ===========


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

                      Condensed Consolidated Balance Sheets

                                                               September 30,
                                                                   1999       December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                       (Unaudited)      1998
     ------------------------------------                       -----------   -----------
CURRENT LIABILITIES
     Accounts payable                                           $   179,909   $   465,150
     Line of credit                                                      --       750,000
     Current portion of long-term debt                              655,072       655,072
     Accrued taxes                                                  233,243       177,033
     Other                                                          103,301        95,817
                                                                -----------   -----------
                                                                  1,171,525     2,143,072
                                                                -----------   -----------

LONG-TERM DEBT, less current portion                              6,717,982     7,156,342
                                                                -----------   -----------

DEFERRED INCOME TAXES                                               209,468       268,888
                                                                -----------   -----------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized
         37,722 shares issued and outstanding at $82 and $64
         stated value, respectively                               3,093,204     2,414,208
     Retained earnings                                            5,922,490     1,693,818
                                                                -----------   -----------
                                                                  9,015,694     4,108,026
                                                                -----------   -----------









TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $17,114,669   $13,676,328
                                                                ===========   ===========



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

              Unaudited Condensed Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 1999 and 1998

                                          For the Three Months Ended    For the Nine Months Ended
                                             1999           1998           1999           1998
                                          -----------    -----------    -----------    -----------
OPERATING REVENUES
     Local network services               $   126,120    $    96,894    $   367,498    $   296,275
     Network access services                  549,890        663,577      1,729,845      1,898,180
     Cable television services                267,613        256,135        791,556        724,100
     Telemarketing services                   106,030        166,598        326,951        446,706
     Internet services                         84,548         64,098        266,364        165,529
     Direct broadcast services (DBS)               --        331,482             --        998,288
     Billing and collection services           15,711         23,539         59,217         79,447
     Miscellaneous                            128,738        152,737        444,167        385,046
                                          -----------    -----------    -----------    -----------
                                            1,278,650      1,755,060      3,985,598      4,993,571
                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Plant specific operations                329,616        300,011        957,116        772,695
     Plant nonspecific operations              21,865         75,565         67,179        129,711
     Cost of programming                       45,330        305,506        180,581        864,519
     Depreciation and amortization            263,918        224,335        746,625        618,613
     Customer operations                      175,676        222,538        528,153        615,057
     Corporate operations                     183,627        151,416        648,735        451,798
     General taxes                             49,411         62,088        114,240        125,571
                                          -----------    -----------    -----------    -----------
                                            1,069,443      1,341,459      3,242,629      3,577,964
                                          -----------    -----------    -----------    -----------

OPERATING INCOME                              209,207        413,601        742,969      1,415,607
                                          -----------    -----------    -----------    -----------

NON-OPERATING INCOME (EXPENSE)
     Interest and dividend income              74,004         20,008        287,792         98,891
     Gain (loss) on sale of investments       (35,304)           369        (41,423)         3,821
     Gain on sale of DBS investment                --             --      7,436,415             --
     Loss on disposal of assets                    --        (68,918)       (23,287)       (68,918)
     Loss on extinguishment of debt                --             --             --        (66,913)
     Interest expense                        (127,072)      (138,943)      (374,866)      (344,582)
     Income from cellular partnership              --         34,873             --         34,873
     Income from cellular settlement               --        409,212             --        409,212
     Other income (expense)                    (1,547)         6,942          1,492         13,618
                                          -----------    -----------    -----------    -----------
                                              (89,919)       263,543      7,286,123         80,002
                                          -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                    119,288        677,144      8,029,092      1,495,609
                                          -----------    -----------    -----------    -----------

INCOME TAXES                                   40,845        256,310      3,008,258        555,978
                                          -----------    -----------    -----------    -----------

NET INCOME                                $    78,443    $   420,834    $ 5,020,834    $   939,631
                                          ===========    ===========    ===========    ===========

NET INCOME PER SHARE (Note 3)             $      2.08    $     11.17    $    133.10    $     24.93
                                          ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

       Unaudited Condensed Consolidated Statements of Stockholders' Equity


                                                            Common Stock                Retained
                                                       Shares           Amount           Earnings           Total
                                                    ------------     -------------     ------------      ------------
Balance at December 31, 1997                              37,928    $    1,555,048    $   1,666,332     $   3,221,380

    Total comprehensive income:

        Net income                                                                          902,636           902,636

    Stock value adjustment                                                 875,150         (875,150)

    Common stock redeemed, net                              (206)          (15,990)                           (15,990)
                                                    ------------     -------------     ------------      ------------

Balance at December 31, 1998                              37,722         2,414,208        1,693,818         4,108,026

    Total comprehensive income:

        Net income                                                                        5,020,834         5,020,834

    Stock value adjustment                                                 678,996         (678,996)


    Dividends paid ($3/share)                                                              (113,166)         (113,166)
                                                    ------------     -------------     ------------      ------------

Balance at September 30, 1999                             37,722    $    3,093,204    $   5,922,490     $   9,015,694
                                                    ============     =============     ============      ============







                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

            Unaudited Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998


                                                                   1999           1998
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                $ 5,020,834    $   939,631
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             746,625        631,329
         Amortization of investment tax credits                     (7,327)        (7,326)
         Deferred income taxes                                     (52,093)            --
         Gain on sale of DBS investment                         (7,436,415)            --
         Changes in operating assets and liabilities:
              Decrease in assets                                    31,442         89,700
              Decrease in liabilities                             (221,547)      (287,047)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities    (1,918,481)     1,366,287
                                                               -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                         (923,714)      (928,430)
     Salvage, net of cost of removal                                10,677        109,192
     Purchase of investments                                    (4,034,113)      (226,040)
     (Increase) decrease in other investments                     (104,231)        20,218
     Additions to start-up costs                                        --        (90,247)
     Proceeds from sale of DBS investment                        8,038,197             --
                                                               -----------    -----------
         Net cash provided by (used in) investing activities     2,986,816     (1,115,307)
                                                               -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of capital stock                                        --        (17,910)
     Proceeds from long-term debt                                       --      3,650,050
     Repayment of line of credit                                  (750,000)            --
     Repayment of long-term debt                                  (438,360)    (3,819,785)
     Dividends paid                                               (113,166)            --
                                                               -----------    -----------
         Net cash used in financing activities                  (1,301,526)      (187,645)
                                                               -----------    -----------


NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                (233,191)        63,335
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                           782,959        612,885
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   549,768    $   676,220
                                                               ===========    ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

            Unaudited Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998



                                                            1999         1998
                                                         ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     Cash paid during the year for:
         Interest                                        $  374,866   $  344,582
         Income taxes                                    $2,990,528   $  606,473

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Other investments acquired through debt financing        $       --   $  191,321
                                                         ==========   ==========


During 1998, the Company purchased all of the capital stock of Westside Independent Telephone Company and Westside Communications, Inc. for $2,264,327. The following is a summary of the purchase which was entirely debt financed.


Fair value of telephone plant                                       $   638,724
Fair value of CATV plant                                                212,560
Current Assets                                                           38,675
Other Investments                                                       404,472
Goodwill                                                              1,336,083
Current Liabilities                                                     (40,759)
Deferred Credits                                                       (325,428)
                                                                    -----------
                                                                    $ 2,264,327
                                                                    ===========















                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

         Notes to Unaudited Condensed Consolidated Financial Statements


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the three and nine months ended September 30, 1999 and 1998.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the period ending September 30, 1999 are not necessarily indicative of the operating results of the entire year.

2.   OPERATING SEGMENTS
     ------------------

     Breda Telephone Corporation organizes its business into two reportable segments: local exchange carrier (LEC) services and broadcast services. The LEC services segment provides telephone and data services to customers in local exchanges located in Central Iowa. The broadcast services segment provides cable television to customers in Iowa and Nebraska. Breda Telephone Corporation also has operations in internet and telemarketing services that do not meet the quantitative thresholds for reportable segments.

                                                    Local
                                                   Exchange
                                                   Carriers        Broadcast           Other            Total
                                                 ------------     ------------     -------------     ------------
   Nine months ended September 30, 1999
   ------------------------------------

Revenues and sales
     External customers                         $   2,660,505    $     791,556    $      533,537    $   3,985,598
     Intersegment                                          --               --                --               --
Segment profit (loss)                                 413,299        4,630,223           (22,688)       5,020,834

   Nine months ended September 30, 1998
   ------------------------------------

Revenues and sales
     External customers                         $   2,658,948    $   1,722,388    $      612,235    $   4,993,571
     Intersegment                                          --               --                --               --
Segment profit (loss)                                 881,480           73,904           (15,753)         939,631

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

         Notes to Unaudited Condensed Consolidated Financial Statements


2.   OPERATING SEGMENTS, (Continued)
     -------------------------------

                                                     Local
                                                    Exchange
                                                    Carriers        Broadcast          Other            Total
                                                  ------------     ------------     ------------     ------------
    Three months ended September 30, 1999
    -------------------------------------

Revenues and sales
     External customers                          $     829,769    $     267,613    $     181,268    $   1,278,650
     Intersegment                                           --               --               --               --
Segment profit (loss)                                   62,295            8,890            7,258           78,443

    Three months ended September 30, 1998
    -------------------------------------

Revenues and sales
     External customers                          $     903,703    $     587,617    $     263,740    $   1,755,060
     Intersegment                                           --               --               --               --
Segment profit (loss)                                  415,947           27,425          (22,538)         420,834




    Reconciliation of Segment Information
    -------------------------------------
                                              Three months ended         Nine months ended
                                             Sept 30,     Sept 30,     Sept 30,     Sept 30,
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
REVENUES AND SALES:
     Total revenues and sales for
       reportable segments                  $1,097,382   $1,491,320   $3,452,061   $4,381,336
     Other revenues                            181,268      263,740      533,537      612,235
     Elimination of intersegment
       revenues and sales                           --           --           --           --
                                            ----------   ----------   ----------   ----------
         Consolidated Revenues              $1,278,650   $1,755,060   $3,985,598   $4,993,571
                                            ==========   ==========   ==========   ==========

PROFIT:
     Total profit for reportable segments   $   78,443   $  420,834   $5,020,834   $  939,631
     Other profit (loss)                            --           --           --           --
     Non-operating segment                          --           --           --           --
     Minority interest                              --           --           --           --
                                            ----------   ----------   ----------   ----------
         Net Income                         $   78,443   $  420,834   $5,020,834   $  939,631
                                            ==========   ==========   ==========   ==========

                           BREDA TELEPHONE CORPORATION
                                   BREDA, IOWA

         Notes to Unaudited Condensed Consolidated Financial Statements


3.   NET INCOME PER COMMON STOCK
     ---------------------------

     Net income per common share for 1999 and 1998 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine month periods ended September 30, 1999 and 1998 are 37,722 and 37,722 and 37,811 and 37,707, respectively.

4.   DISPOSITION OF DBS INVESTMENT
     -----------------------------

     On January 11, 1999, the Company sold substantially all of its assets and liabilities of their Direct Broadcast Satellite (DBS) investment. The Company received cash of $8,274,689; however, $230,000 was paid as a commission and $6,492 was held in an escrow account until final sale adjustments were completed. The transaction resulted in a gain of $7,436,415, which was included in operations during the first quarter of 1999.

5.   RECLASSIFICATION
     ----------------

     Certain  amounts   previously   reported  for  the  prior  year  have  been
     reclassified to conform to the 1999 presentation.

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations.
          ----------------------

          Nine Months  Ended  September  30, 1999  Compared to Nine Months Ended
          ----------------------------------------------------------------------
          September 30, 1998.
          -------------------

          There was a decrease in total operating revenues for the nine month period ended September 30, 1999, when compared to the same period in 1998, of $1,007,973, or 20.2%. One factor contributing to the decrease was the fact that no direct broadcast service revenues were received after the January 11, 1999 sale of the direct broadcast satellite operation. For example, during the nine month period ended September 30, 1998, direct broadcast service revenues represented 20.0% of total operating revenues, or $998,288. Two other important components of the decrease in total operating revenues were the decreases in the revenues from telemarketing services and in access charges. Telemarketing revenues decreased by $119,755, or 26.8%, because of some calling number unavailability, which resulted in down time. Access charges revenues decreased by $168,335, or 8.9%, because of a reduction in the reimbursement rate for interstate access charges and because of a decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction. The telemarketing calls made by Pacific Junction are a major source of access charges revenue.

          There was an increase in local network services revenue of $71,223, or 24%, during the nine month period ended September 30, 1999, when compared to the same period in 1998. This increase was due primarily to two factors. One was an increase of 340 telephone subscribers, which resulted from the purchase of Westside Independent Telephone Company in June of 1998. The other factor was a rate increase, which went into effect in April, 1999. There was also an increase in cable television revenues of $67,456, or 9.3%, when comparing the two periods. This increase resulted primarily from three factors. One was a rate increase that was effective on April 1, 1999. The second was the addition of 90 cable subscribers from Auburn, Iowa as of November 1, 1998. The third was the addition of 301 additional cable subscribers resulting from the acquisition of Westside Communications, Inc. in June, 1998. There was also an increase in revenues from internet services of $100,835, or 60.9%, when comparing the two periods. This increase resulted from an increased customer base.

          There was a decrease in total operating expenses of $335,335, or 9.4%, for the nine month period ended September 30, 1999, when compared to the same period in 1998. Programming expenses declined by $683,938 when comparing the two periods because of the sale of the direct broadcast satellite operation. The remaining programming expenses are attributable to cable television operations. Plant operations expenses increased by $121,889, or 13.5%, when comparing the two periods. This increase primarily reflects wage and price increases and additional expenditures incurred with updating switches in three of the telephone exchange service areas. There were also additional expenses incurred during the nine month period ended September 30, 1999 with equipment updates to add cable television channels in most of the 19 towns served. Corporation operations expenses increased by $196,937, or 43.6%, when comparing the two periods. This increase relates to wage increases, additional staff, and legal, accounting and other expenses incurred with respect to Breda becoming a reporting company under Securities Exchange Act of 1934. Customer operations expenses decreased $86,904, or 14.1%, when comparing the two periods. The decrease resulted from the fact that Breda did not need to provide customer services for the direct broadcast satellite operation after the sale of that operation in January, 1999, and from a decrease in staffing hours for that area. The upgrading of switch equipment and other capital improvements resulted in an increase in depreciation expense of $128,012, or 20.7%, again when comparing the two periods.

          Non-operating income before income taxes increased by $7,206,121, or 9007.4%, during the nine month period ended September 30, 1999, when compared to the same period in 1998. Most of this increase was the result of the $7,436,415 gain on the sale of the direct broadcast satellite operation and the additional interest income on the funds invested from that sale. The nine month period ended September 30, 1998, however, also reflected $34,873 in income from cellular partnerships and $409,212 from non-recurring cellular settlements. No similar income was received during the nine month period ended September 30, 1999.

          Income taxes increased by $2,452,280 for the nine month period ended September 30, 1999, when compared to the same period in 1998. The increase resulted primarily from taxes on the gain on the sale of the direct broadcast satellite operation.

          Net income increased by $4,081,203 for the nine month period ended September 30, 1999, when compared to the same period in 1998. The increase was attributable mainly to the sale of the direct broadcast satellite operation.

          Liquidity and Capital Resources at Year Ended 1998.
          ---------------------------------------------------

          Breda's net working capital was a negative $425,522 as of the close of December 1998. This represents a decrease of $448,561 in net working capital from year-end 1997. The negative net working capital at year-end 1998 was due primarily to timing on the movement of cash. A $750,000 line of credit advance was taken from the Rural Telephone Finance Cooperative in December of 1998, and paid back on January 12, 1999.

          Liquidity  and Capital  Resources at Nine Months Ended  September  30,
          ----------------------------------------------------------------------
          1999.
          -----

          Breda had a decrease in cash and cash equivalents of $233,191 during the nine month period ended September 30, 1999, when compared to the year ended December 31, 1998. This resulted in a balance of $549,768 as of September 30, 1999. Breda's investments increased, however, by $4,034,113. The increase in the overall cash and investments resulted primarily from the proceeds received from the sale of the direct broadcast satellite operation.

          Breda's net working capital was $256,934 at September 30, 1999. Estimated income tax payments were funded from non-current assets during this time period. Current liabilities during the nine-month period ended September 30, 1999 were therefore reduced without a corresponding reduction in current assets.

          Other investments increased by $104,231 for the nine month period ending September 30, 1999. This increase resulted from an increased investment in a cellular partnership.

          Other Activities
          ----------------

          A final balloon payment of $79,382 is due in October of 1999 under the real estate contract entered into by Tele-Services for the building utilized by Breda and Prairie Telephone as their office and headquarters.

          The sale of Breda's direct broadcast satellite operation in January of 1999 generated $8,200,000, before taxes. The after tax amount is estimated to be approximately $5,200,000.

          Breda and its subsidiaries operate in capital-intensive industries. Their primary source of working capital continues to be revenues from operating activities. The sale of Breda's direct broadcast satellite division in January of 1999 also provided a significant source of working capital and funding for potential future expansions.

          Breda and its subsidiaries have and will continue to incur capital expenditures in connection with their two-year project of upgrading their telephone, cable, and other equipment and systems for Year 2000 compliance and related FCC requirements.

          Breda  and  its  subsidiaries   have  broken  down  their  assessment,
          conversion and remediation, and testing procedures and activities for Year 2000 compliance into the following three general categories:

          o Network systems, which are those systems, components and software directly affecting telecommunications, transmission or reception. Network systems includes switching equipment, internet routers, generators, fiber terminals, receivers, modulators, de-scramblers, dialers, amplifiers and other telephone and cable equipment and systems.

          o Support systems, which are operations and administrative support systems. Support systems include billing and accounting and related computer hardware and software.

          o Auxiliary systems, which are internal processes such as payroll and human resources. Auxiliary systems include telephone, security and alarm control, environmental control, and equipment such as postage machine, faxes and copiers.

          Breda and its subsidiaries estimate that their assessment of their Year 2000 risks will be completed by November 30, 1999. The approximate percentage of assessment activities for each of the above categories which had been completed at the time of the filing of this quarterly report were as follows:

         o  Breda                           o  Prairie Telephone

           o Network systems - 90% complete   o Network  systems - 90% complete
           o Support systems - 90% complete   o Support systems  - 90% complete
           o Auxiliary systems - 90% complete o Auxiliary systems - 90% complete

         o  Westside Independent            o  Tele-Services and  Westside
                                               Communications

           o Network systems - 90% complete   o Network systems - 90% complete
           o Support systems - 90% complete   o Support systems - 90% complete
           o Auxiliary systems - 90% complete o Auxiliary systems - 90% complete

         o  BTC                             o  Pacific Junction

           o Network systems - 90% complete   o Network systems - 90% complete
           o Support systems - 90% complete   o Support systems - 90% complete
           o Auxiliary systems - 90% complete o Auxiliary systems - 90% complete

          As shown by the above percentages, the assessment activities for the network, support and auxiliary systems have been substantially completed. As indicated above, Breda estimates that all remaining assessment activities will be completed by November 30, 1999.

          Breda's and its subsidiaries' assessment activities also include assessing the Year 2000 compliance and associated risks of all third parties and subscribers who are material to their businesses. Breda believes they have identified all applicable third parties for this purpose. Breda has obtained written compliance statements from many of the third parties and is pursuing obtaining statements from the others. Based on the compliance statements already received from some of the third parties and from discussions with the other third parties, Breda believes that all material third parties will timely achieve Year 2000 compliance with respect to matters affecting Breda's and its subsidiaries' businesses.

          Breda and its subsidiaries do not anticipate any loss of any subscribers due to Year 2000 issues or risks. Breda also does not believe that the loss of any particular subscriber, other than Pacific Junction, would have a material adverse affect on Breda or its subsidiaries. Pacific Junction's telemarketing services create a major source of access charges revenue.

          Breda and its subsidiaries are in the process of completing all necessary conversion and remediation activities. Breda estimates that all remaining conversion and remediation activities will be completed by November 30, 1999. The approximate percentage of conversion and remediation activities which had been completed for the network systems, support systems and auxiliary systems at the time of the filing of this quarterly report were as follows:

          o Breda - 90% complete                 o Prairie Telephone - 90%
          o Westside Independent - 90% complete        complete
          o Pacific Junction - 90% complete      o Tele-Services and Westside
          o BTC - 90% complete                     Communications - 90% complete

          As indicated above, Breda estimates that all remaining conversion and remediation activities will be completed by November 30, 1999.

          Breda does not believe that any detailed testing of Breda's and its subsidiaries' network systems is possible given the nature of those systems and their interplay with the systems of other third parties. Breda has, however, been advised by the manufacturer of its telephone switches that the switches that have been recently installed are all Year 2000 compliant. As of the time of the filing of this quarterly report, all switches have been replaced except for one. The remaining switch will be replaced on November 16, 1999. Breda believes that all remaining assessment, conversion and remediation activities regarding all network systems will be completed by November 30, 1999.

          The testing of the support systems is an ongoing process, with testing occurring as the various conversion and remediation processes are completed. Any replacement components for the support systems are tested when acquired. The results of all testing of the support systems to date has been satisfactory to Breda.

          The remaining testing on auxiliary systems will be done following the completion of the assessment, conversion and remediation activities for the auxiliary systems.

          Breda  estimates  that  all  remaining  testing   activities  will  be
          completed by November 30, 1999.

          Breda estimates that the aggregate cost for its and its subsidiaries Year 2000 compliance activities will be approximately $2,000,000 when completed. It has incurred approximately $1,680,019 to date in conducting its Year 2000 activities.

          Neither Breda nor any of its subsidiaries have any written contingency plans regarding any Year 2000 issues or problems that may not be properly remediated. They are in the process of formulating contingency plans, but they had not been finalized as of the time of the filing of this quarterly report.

          Based on the above information, however, Breda does not anticipate that Year 2000 issues will have a material adverse effect on Breda, its subsidiaries or their consolidated financial position, results of operations or cash flows because it believes that its and its subsidiaries' equipment, software and other internal computer systems, and those of the third parties with which they have material dealings, will achieve Year 2000 compliance before Year 2000 issues will begin to potentially have an adverse effect. There can be no assurance, however, that Breda's or its subsidiaries' Year 2000 remediation efforts, or those of any third parties with which they may deal, will be properly and timely completed. The failure to do so could have a material adverse effect on Breda and its subsidiaries.

          Breda's primary capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 are expected to be over $1,061,000.

          Breda believes that the funds from the sale of its direct broadcast satellite division, along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

          Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. For example, Breda considered and pursued the acquisition of the telephone lines recently sold by GTE and US West. Those telephone lines were, however, acquired by other telephone companies. One of the purchasers of some of the telephone lines of US West was Iowa Network Services. Iowa Network Services provides various services to telephone companies, including Breda, Prairie Telephone and Westside Independent. Although no definite plans exist, it is possible that Iowa Network Services may consider selling some of those telephone lines in the next two to five years. If that occurs, Breda, Prairie Telephone and Westside Independent will consider pursuing the acquisition of those telephone lines. There is no assurance, however, that Iowa Network Services will ever sell any of the telephone lines, or if it does, that Breda, Prairie Telephone or Westside Independent will determine to pursue those acquisitions or will be successful in acquiring any lines even if they determine to pursue them. Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased former US West telephone properties in Iowa. Given the recent acquisitions of the GTE and US West telephone lines by other telephone companies, Breda currently does not foresee the possibility of the acquisition of any additional telephone lines, other than perhaps from Iowa Network Services as discussed above.

          Breda, Prairie Telephone and Westside Independent currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

          There are also no current plans to expand the cable services areas of,
          or  the  cable  services  provided  by,   Tele-Services  and  Westside
          Communications.

          Three Months Ended  September  30, 1999 Compared to Three Months Ended
          ----------------------------------------------------------------------
          September 30, 1998.
          -------------------

          There was a decrease in total operating revenues for the three month period ended September 30, 1999, when compared to the same period in 1998, of $476,410, or 27.1%. The decrease resulted primarily from the fact that Breda no longer received any revenues from its direct broadcast satellite operation after the January 11, 1999 sale of that operation. The three-month period ended September 30, 1999 showed zero direct broadcast satellite revenues, while the same three-month period in 1998 showed $331,482. Another important component of the decrease in total operating revenues was the $60,568 decrease in the telemarketing revenues. Telemarketing revenues were down because of some calling number unavailability, which resulted in some down time.

          There was an increase in local network services revenue of $29,226, or 30.2%, during the three month period ended September 30, 1999, when compared to the same period in 1998. This increase was due primarily to an increase in customers requesting a second line for internet services and to a rate increase, which was effective in April, 1999. There was a decrease in network access services revenue of $113,687 for the three month period ended September 30, 1999, when compared to the same period in 1998. This decrease resulted primarily from a decrease in the number of calls made by the telemarketing operation. The telemarketing calls made by the telemarketing operation are a major source of access revenues. Access revenue was also affected by an access rate reimbursement decrease, which went into effect in July, 1999. There was an increase in cable television revenues of $11,478, or 4.5%, when comparing the two periods. This increase resulted primarily from two factors. One was a rate increase that was effective April 1, 1999. The other was the addition of 90 cable customers from Auburn, Iowa, as of November 1, 1998. The revenues from Internet services increased $20,450, or 31.9%, over the three-month period a year ago because of an increased customer base.

          There was a decrease in total operating expenses for the three month period ended September 30, 1999, when compared to the same period in 1998, of $272,016, or 20.3%. Programming expenses declined by $260,176 when comparing these two periods because of the sale of the direct broadcast satellite operation. Plant operations expenses decreased by $24,095, or 6.4%, when comparing the two periods. This decrease primarily reflects some staffing changes and timing differences on repair and maintenance expenditures. Corporate operations expenses increased by $32,211, or 21.3%, when comparing the two periods. This increase reflects wage increases, additional staff, and legal, accounting and other expenses related to the need for Breda to become a reporting company under the Securities Exchange Act of 1934. Customer operations expenses decreased $46,862, or 21.1% when comparing the two periods. This decrease was primarily due to the fact that Breda was no longer required to provide customer service for the direct broadcast satellite operation after the sale of that operation in January, 1999, and from a decrease in the staffing in that area. The upgrading of switch equipment and other capital improvements resulted in an increase in depreciation expense of $39,583, or 17.6%, again when comparing the two periods.

          Non-operating income before income taxes increased by $353,462, or 134.1%, during the three month period ended September 30, 1999, when compared to the same period in 1998. In the three month period ended September 30, 1998, however, Breda had received $444,085 in cellular partnership income and non-recurring cellular settlements. No similar income was received in the similar period in 1999. Losses on the sale of investments and additional interest expenses were offset by the increase in dividend and interest income from the proceeds invested from the sale of the direct broadcast satellite operation.

          Income taxes decreased by $215,465 for the three month period ended September 30, 1999, when compared to the same period in 1998. This resulted primarily from the $557,856 decrease in overall income before income taxes.

          As a result, net income decreased $342,391 during the three-month period ended September 30, 1999, when compared to the same period in 1998.

          Forward Looking Statements.
          ---------------------------

          This item and other items in this quarterly report may contain certain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to anticipated  future  trends in revenues  and net  income,  projections concerning operations and cash flow, growth and acquisition opportunities, management's plans and intentions for the future, and other similar forecasts and statements of expectation. Words such as "expects," "estimates," "plans," "anticipates," "contemplates," "predicts," "intends," "believes," "seeks," "should" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements made by Breda and its management are based on estimates, projections, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

          Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of a number of risks, uncertainties and assumptions. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

          o the possible adverse effects to Breda and its subsidiaries which may arise under the regulations which will be promulgated under the Telecommunications Act of 1996, including increased competition;

          o adverse changes by the Federal Communications Commission in the rates of the access charges that can be charged by Breda and its subsidiaries to long distance carriers;

          o technological advances in the telecommunications and cable industries which may replace or otherwise adversely affect in a material way the existing technologies utilized by Breda and its subsidiaries;

          o potential adverse effects resulting from Year 2000 compliance issues;

          o    general industry and economic conditions;

          o acts or omissions of third parties which are beyond the control of Breda;

          o    changes in or further governmental regulations and policies; and

          o    continued availability of financing, and on favorable terms.

          The discussion of Breda's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 above in this quarterly report.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

          Breda currently is not aware of any pending legal proceeding to which Breda is a party or to which any of Breda's property is subject, other than routine litigation that is incidental to its business. Breda currently is also not aware that any governmental authority is contemplating any legal proceeding against Breda or any of its property.

Item 2.   Changes in Securities and Use of Proceeds.
          ------------------------------------------

          Each shareholder of Breda is entitled to only one vote on each matter presented for the vote of shareholders, regardless of the number of shares of common stock held by the shareholder. There were, however, two exceptions.

          One exception is that each shareholder who previously held Class A stock of Breda has one vote for each share of Class A stock held by the shareholder on February 28, 1995, and until one of the following events occurs:

          o    the shareholder no longer receives services from Breda,

          o the shareholder no longer resides in the Breda or Lidderdale telephone exchange areas served by Breda,

          o    the shareholder dies, or

          o the shareholder transfers the shareholder's shares to someone else.

          This exception has not been changed.

          The other exception was that shareholders who were not receiving services from Breda did not have any voting rights. On October 11, 1999, the Board of Directors of Breda adopted a resolution discontinuing this exception, and from and as of October 11, 1999, shareholders who were not receiving services from Breda had the same voting rights as the other shareholders. In other words, they became entitled to one vote on each matter presented for the vote of the shareholders, regardless of the number of shares of common stock held by them.

          As of September 30, 1999, there were 118 shareholders who previously had no voting rights because of the fact they were not receiving services from Breda. The Board of Directors' action therefore resulted in an additional 118 shareholders having voting rights. As of September 30, 1999, there were 550 shareholders in Breda who had voting rights, so after the Board of Directors' action there was a total of 668 shareholders with voting rights.

          Breda has not issued any shares of its common stock in 1999, through September 30, 1999.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this item.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          No matters have been submitted to a vote of the shareholders of Breda during the period of July 1, 1999 through September 30, 1999.

Item 5.   Other Information.
          ------------------

          Tele-Services, Ltd. is a wholly-owned subsidiary of Breda which provides cable television services to sixteen towns in Iowa and one town in Nebraska. Westside Communications, Inc. is a wholly-owned subsidiary of Tele-Services which provides cable television services to two Iowa towns. On October 11, 1999, the board of directors of Westside Communications, and Tele-Services, as the sole shareholder of Westside Communications, voted to dissolve and liquidate Westside Communications. Articles of Dissolution will be filed with the Iowa Secretary of State before the close of November. After that filing, all of Westside Communications' assets will be transferred to, and all of its liabilities will be assumed by, Tele-Services. The dissolution of Westside Communications and the transfer of its assets to Tele-Services and the assumption of its liabilities by Tele-Services will not have any material adverse effect on the operations or financial condition of Tele-Services. The dissolution is being effectuated primarily for administrative convenience.

          An auction was held on October 24, 1999, where shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders desiring to purchase additional shares of Breda's common stock. Breda facilitated and paid the costs of the auction, except that the sellers paid the auction fees and clerking fees related to their shares. The auction was provided for the convenience of Breda's shareholders, and no shares were repurchased or issued by Breda pursuant to the auction. A total of 1,924 shares of common stock were sold by 32 different shareholders to 25 other shareholders of Breda, for purchase prices ranging from $145 per share to $180 per share. Breda had a right of first refusal to purchase all of the shares sold in the auction, but elected not to exercise its right. No officers or directors of Breda sold or purchased any shares in the auction. Breda does not have any plans to arrange any other auctions in the future.

          Breda's board of directors determines the purchase price payable for newly-issued shares of Breda's common stock. Breda's board of directors also determines the redemption price that will be paid by Breda if it elects to redeem a shareholder's shares in any of the circumstances in which Breda has the right to purchase those shares. Breda has that right if:

          o the shareholder is no longer receiving services from Breda, unless the shareholder already was not receiving services from Breda on February 28, 1995;

          o the shareholder no longer resides in the Breda or Lidderdale telephone exchange areas served by Breda, unless the shareholder already resided outside those areas on February 28, 1995; or

          o the shareholder dies, unless the heir of the shares of Breda's stock meets the eligibility requirements for ownership of Breda's stock.

          The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination at or around the annual meeting of the board, which is generally held in April, based upon Breda's then most recent year- end audited financial statements. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination at or around the next annual meeting of the board. The board of directors departed from this historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly- issued shares and the redemption price to be $149 per share. The $149 amount is roughly based upon the average sales price per share in the auction of $150.58 per share. It is not based on Breda's book value. The board of directors took this action because it believed the above-referenced auction provided it with a basis to make a more current determination on this issue. The board of directors intends to otherwise address this issue on an annual basis, however, consistent with the above-described historical practices of the board of directors.

          The board of directors of Breda has also determined to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda's common stock to any qualified buyer, and to allow qualified buyers to advise Breda of the fact that they desire to purchase shares of Breda's common stock from other shareholders of Breda. Breda will keep a list of those shareholders and qualified buyers, and make the list available to all of the shareholders and qualified buyers on the list. A qualified buyer is a person who is a resident of the Breda or Lidderdale telephone exchange areas served by Breda who subscribes to Breda's telephone services, or an entity which has its principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribes to Breda's telephone services. A person or entity cannot, however, be a qualified buyer if the person or entity already owns more than 1% of the total issued and outstanding common stock of Breda. Also, a qualified buyer cannot purchase shares from any shareholder of Breda to the extent that the shares purchased by the qualified buyer would cause the qualified buyer to own more than 1% of the total issued and outstanding common stock of Breda. If a person owns 5% or more of the ownership interests of an entity which owns shares of Breda's common stock, the shares of Breda's common stock held by that entity and by the person will be added together for determining whether the 1% limitation is exceeded. The 1% limitation is set forth in the Amended and Restated Articles of Incorporation of Breda. The terms of any sale between a shareholder and a qualified buyer will be negotiated by them, and no one will be required to sell or buy any shares because their name is on the list. Breda also retains its right to purchase any shares being sold by any shareholder to any qualified buyer under the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          The only exhibit being filed along with this quarterly report is a Financial Data Schedule, at Exhibit 27.

          Breda did not file any reports on Form 8-K during the period of July 1, 1999 through September 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BREDA TELEPHONE CORP.



Date:   November 10, 1999.                   By: /s/ Dean Schettler
                                                  -----------------------------
                                              Dean Schettler, President



Date:   November 10, 1999.                   By: /s/ Scott Bailey
                                                  -----------------------------
                                              Scott Bailey, Treasurer