Form 10KSB
period 1999-12-31
BREDA TELEPHONE CORP
filed 2000-03-28
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999.


             [_] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission file number: 0-26525

                              BREDA TELEPHONE CORP.
                 (Name of small business issuer in its charter)

                  Iowa                                           42-0895882
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

Highway 217 East, P.O. Box 190, Breda, Iowa                         51436
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number: (712) 673-2311

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__    No_____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State registrant's revenues for its most recent fiscal year: $5,290,546

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $5,550,399, as of March 1, 2000. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $149 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its manager and co-manager are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 37,682 shares of common stock, no par value, at March 1, 2000.

     Transitional Small Business Disclosure Format: Yes _____ No __X__

                              BREDA TELEPHONE CORP.
                      1999 FORM 10-KSB - TABLE OF CONTENTS

                                                                            Page

PART I

  Item 1.   Description of Business......................................     1
  Item 2.   Description of Property......................................     2
  Item 3.   Legal Proceedings............................................    21
  Item 4.   Submission of Matters to a Vote of Security Holders..........    21

PART II

  Item 5.   Market for Common Equity and Related Stockholder
              Matters....................................................    21
  Item 6.   Management's Discussion and Analysis or Plan of
              Operation..................................................    28
  Item 7.   Financial Statements.........................................    39
  Item 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    60

PART III

  Item 9.   Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section
              16(a) of the Exchange Act..................................    61
  Item 10.  Executive Compensation.......................................    63
  Item 11.  Security Ownership of Certain Beneficial Owners
              and Management.............................................    67
  Item 12.  Certain Relationships and Related Transactions...............    68
  Item 13.  Exhibits and Reports on Form 8-K.............................    69


                                       (i)

Cautionary Statement on Forward Looking Statements.

     Certain statements in this annual report, including statements in Item 1 and Item 6, contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to anticipated future trends in revenues and net income, projections concerning operations and cash flow, growth and acquisition opportunities, management's plans and intentions for the future, and other similar forecasts and statements of expectation. Words such as "expects," "estimates," "plans," "anticipates," "contemplates," "predicts," "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements made by Breda and its management are based on estimates, projections, views, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous risks, uncertainties and assumptions, all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

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

     o    employee relations;

     o    management's business strategies;

     o    general  industry   conditions,   including   consolidations   in  the
          telecommunications and cable industries;

     o general economic conditions at the national, regional and local levels;

     o    acts or omissions of competitors and other third parties;

     o    changes in or more governmental laws, rules,  regulations or policies;
          and

     o    continued availability of financing, and on favorable terms.


                                      (ii)

                                     PART I

Item 1.   Description of Business.

          General.

          Breda Telephone Corp. is an Iowa corporation with its principal offices in Breda, Iowa. Breda was incorporated in 1964 to provide local telephone services to Breda, Iowa and the surrounding rural area.

          Breda's principal business is still providing telephone services. Telephone services are also now provided by two of Breda's wholly owned subsidiaries, Prairie Telephone Company, Inc. and Westside Independent Telephone Company. A total of seven Iowa towns and their surrounding rural areas currently receive telephone services from Breda, Prairie Telephone or Westside Independent.

          Prairie Telephone is an Iowa corporation that was incorporated in 1968.

          Westside Independent is an Iowa corporation that was incorporated in 1957. Breda acquired the stock of Westside Independent in June, 1998. Breda's acquisition of Westside Independent is discussed below.

          Another of Breda's wholly owned subsidiaries, Tele-Services, Ltd., provides cable television services to eighteen towns in Iowa and one town in Nebraska. Tele-Services is an Iowa corporation. It was incorporated in 1983.

          Westside Communications, Inc. was a wholly owned subsidiary of Tele-Services that provided cable television services to two Iowa towns. Westside Communications was dissolved effective December 2, 1999, and all of its assets were transferred to, and all of its liabilities were assumed by, Tele-Services at that time. The dissolution of Westside Communications and the transfer of its assets to Tele-Services and the assumption of its liabilities by Tele-Services did not have any material adverse effect on the operations or financial condition of Tele-Services. The dissolution was effectuated primarily for administrative convenience. Tele-Services had acquired the stock of Westside Communications in June, 1998. Tele-Services' acquisition of Westside Communications is discussed below.

          Breda's and its subsidiaries' telephone and cable television businesses are discussed in more detail below. Some of the other miscellaneous business operations of Breda and its subsidiaries are also briefly discussed below.

          Telephone Services.

          Breda, Prairie Telephone and Westside Independent provide telephone services to the following seven Iowa towns and their surrounding rural areas:

               o  Breda, Iowa                 o  Pacific Junction, Iowa
               o  Lidderdale, Iowa            o  Yale, Iowa
               o  Macedonia, Iowa             o  Westside, Iowa.
               o  Farragut, Iowa

          Breda provides services to Breda, Lidderdale and Macedonia. Prairie Telephone provides services to Farragut, Pacific Junction and Yale. Westside Independent provides services to Westside. The surrounding rural areas that are served are those within approximately a ten mile to fifteen mile radius of each of the towns.

          All of the towns are in central and southern Iowa.

          The primary services provided by Breda, Prairie Telephone and Westside Independent are providing their subscribers with basic local telephone service and access services for long distance or other calls outside the local calling area. As of December 31, 1999, they were serving approximately 2,642 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing these services.

          They also provide other telephone related services. For example, they sell and lease telephone equipment to their subscribers, provide inside wiring and other installation, maintenance and repair services to their subscribers, and provide custom calling services to their subscribers. They also derive revenues from providing billing and collection services for some long distance carriers for the long distance calls made by their subscribers.

          Breda, Prairie Telephone and Westside Independent are all subject to regulation by the Iowa Utilities Board (IUB). They operate their telephone businesses pursuant to certificates and various rules and regulations promulgated by the IUB. Although not anticipated to occur, the IUB could terminate their right to provide services if they fail to comply with those rules and regulations.

          As indicated above, the IUB regulates or has the authority to regulate many aspects of Breda's, Prairie Telephone's and Westside Independent's telephone businesses. The material areas of regulation are as follows:

          o Breda, Prairie Telephone and Westside Independent are treated as "service regulated" telephone companies by the IUB, which means that they must comply with the IUB's rules and regulations regarding the quality of the services and facilities provided to subscribers. The regulations establish minimum standards of quality for the services and facilities provided by Breda, Prairie Telephone and Westside Independent. Their existing services and facilities meet those standards. The regulations also require them to maintain and repair their existing facilities as necessary in order to continue to meet at least those minimum standards. The regulations also establish time frames within which Breda, Prairie Telephone and Westside Independent must respond to requests for services from their subscribers. The regulations can be amended to increase the minimum standards or to require that additional services be made available to subscribers. Past amendments have not, however, caused any material difficulties for Breda, Prairie Telephone or Westside Independent.

          o The IUB must approve of any expansion in the telephone service areas currently served by Breda, Prairie Telephone and Westside Independent. The primary factors that will be considered by the IUB in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone or Westside Independent, as the case may be. Although they do not anticipate material difficulties in the event of any proposed expansion, there is no assurance that any future proposed expansion in the service areas of Breda, Prairie Telephone or Westside Independent will be approved by the IUB. (FCC approval for any proposed expansion will also be necessary, as discussed below.)

          o The IUB has certified Breda, Prairie Telephone and Westside Independent as "eligible carriers." This certification allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the certification because they are rural telephone providers. They do not anticipate any loss of that certification, but the loss of the certification would result in them no longer receiving the universal services funding component under the referenced FCC program. Although also not anticipated to occur, they will also lose the right to receive universal services funding if they do not provide certain services supported by the universal services program. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This certification therefore does not materially affect the operation of their businesses, and the certification was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received, in the aggregate, approximately $83,814 in universal services funding in 1998, and $79,680 in 1999. The FCC's allocation of universal services funding and of the other two components of the support payment funding program to the numerous eligible recipients is discussed below.

          o Breda, Prairie Telephone and Westside Independent are currently treated as rural telephone companies under the Telecommunications Act of 1996, which generally means that they may be exempted from some of the duties imposed on other telephone companies that might make it easier for potential competitors to compete with those companies. The IUB may withhold this exemption, however, if it finds that a request by a potential competitor for interconnection with Breda's, Prairie Telephone's or Westside Independent's networks is not unduly economically burdensome, is not technically unfeasible, and would not affect the provisions of universal service. It is not possible to accurately predict whether a competitor will ever request interconnection or whether the request would be granted by the IUB. If a request is made and the IUB withholds this exemption, however, Breda, Prairie Telephone and Westside Independent would face competition in providing telephone services that they have not faced in the past.

          Breda, Prairie Telephone and Westside Independent are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

          o The FCC regulates the amount of access charges that can be charged by Breda, Prairie Telephone and Westside Independent for interstate long distance calls. The National Exchange Carrier Association has been delegated some authority by the FCC regarding the regulation of access charges rates, but all changes proposed by NECA must be approved by the FCC. The regulation of access charges is an area of particular concern to Breda, Prairie Telephone and Westside Independent, and is discussed below and in the "Overview" section in Item 6 of this annual report.

          o The FCC must approve of any expansion in the telephone service areas currently served by Breda, Prairie Telephone and Westside Independent. The primary factors that will be considered by the FCC in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone or Westside Independent, as the case may be, and the antitrust implications of the expansion. Although they do not anticipate any material difficulties in the event of any proposed expansion, there is no guarantee that any future proposed expansion in the service areas of Breda, Prairie Telephone or Westside Independent will be approved by the FCC.

          o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. The FCC does so primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. For example, the most recent allocation targeted a larger percentage of the universal services funding component than in the past to schools and libraries because of the FCC's determination of a need by those entities for expansion of lines for computers and Internet access. It is not possible to accurately predict how the FCC will allocate the support payment funding in any year, and although Breda, Prairie Telephone and Westside Independent currently contemplate being recipients of the funding in every year, the amount of support payment funding received by them will likely vary from year to year. For example, Breda, Prairie Telephone, and Westside Independent received, in the aggregate, $538,818 in support payment funding in 1998, but they received $404,136 in 1999. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. Breda, Prairie Telephone and Westside Independent do not believe, however, that any variance will materially affect their business.

          The regulation of access charges is an area of particular concern to Breda, Prairie Telephone and Westside Independent because they derive a substantial amount of their overall revenues from access charges. They receive access charges from long distance carriers (sometimes referred to in the telephone industry as "inter-exchange carriers" or "IXCs") for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charges for originating and terminating long distance calls made by their subscribers. The amount of access charges that can be charged for interstate long distance calls is determined by rates established by the FCC. The FCC can change those rates at any time, and recent changes have lowered access rates. Breda anticipates that there may be further reductions in access rates over the next several years. Since access charges constitute a substantial portion of Breda's, Prairie Telephone's and Westside Independent's total revenues, this is an area of material risk to them. A further discussion of this issue is found in the "Overview" section in Item 6 of this annual report.

          Pacific Junction Telemarketing Center, Inc. is a wholly owned subsidiary of Prairie Telephone. Pacific Junction provides telemarketing services, and the telemarketing calls made by Pacific Junction are a major source of access charges revenue for Breda. Pacific Junction experienced calling number unavailability during 1999, which resulted in less hours spent on the phone making telemarketing calls, and thereby less access charges revenue for Breda. It is common in the industry for small telemarketing firms like Pacific Junction to contract with a vendor who solicits calling lists and programs from major companies. Because Pacific Junction's vendor, Aegis, began operating its own calling centers and did not have a surplus of numbers to contract out to smaller telemarketing firms, Pacific Junction terminated its relationship with Aegis in May, 1999, and instead contracted with Results Telemarketing, Inc. to provide telemarketing calling leads. Results Telemarketing, Inc., however, also has its own telemarketing centers, and has struggled to provide a continuous supply of telemarketing numbers to Pacific Junction. Also, the telemarketing industry as a whole has experienced a downturn in companies using telemarketing services in their telemarketing programs. Pacific Junction is therefore soliciting free-lance work and new vendor contacts, but expects the next twelve months to not show a substantial change in telemarketing revenue.

          Breda, Prairie Telephone and Westside Independent each have agreements with Iowa Network Services. Under those agreements, Iowa Network Services provides Breda, Prairie Telephone and Westside Independent with the lines and services necessary for them to provide their telephone subscribers with, among other things, caller ID services and what is sometimes referred to in the telephone industry as "centralized equal access." As a practical matter, that access is what allows their subscribers to choose long distance carriers, which right is required to be given to subscribers by law. Breda's, Prairie Telephone's and Westside Independent's telephone systems are tied into Iowa Network Services' fiber optic network and switches. Although it is not anticipated to occur, if their agreements with Iowa Network Services were terminated, it would be difficult for them to find a replacement for Iowa Network Services, and it would be costly for them to internalize all of those services. Prairie Telephone and Westside Independent are each shareholders of Iowa Network Services. Prairie Telephone and Westside Independent each currently own less than 1% of Iowa Network Services' outstanding stock.

          Telephone services providers like Breda, Prairie Telephone and Westside Independent are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda's, Prairie Telephone's and Westside Independent's subscribers, and also request access to their lines and network facilities. The Act contemplates that various regulations will be promulgated by the FCC and state regulatory agencies to implement various parts of the Act, such as regulations setting out the procedures and methods for implementing and promoting competition in the telephone industry, and standards for wholesale pricing, interconnection rates and for local network rates. Some of those regulations had still not been finalized at the time of the preparation of this annual report, and some legal and court actions have been taken by some regulators and others in the telephone industry challenging some aspects of some of the proposed regulations and procedures. Until those regulations are finalized, it is not possible to predict how the Telecommunications Act of 1996 may affect Breda, Prairie Telephone, Westside Independent and their telephone businesses. The regulations could, however, have a material adverse effect, and the Act does open up Breda, Prairie Telephone and Westside Independent to competition that they were not subject to in the past.

          Although  competition  is  permitted,  Breda,  Prairie  Telephone  and
          Westside Independent currently do not have direct competition in providing basic local telephone service in their existing service areas. They do, however, experience competition in providing access services and other services to long distance carriers. For example, they experience competition in providing access services for long distance when their subscribers use private line transport, switched voice and data services, microwave, or cellular or personal communications service. In those cases, the subscriber is not using Breda's, Prairie Telephone's or Westside Independent's networks or switches, so they cannot charge access charges to the long distance carrier. Various other competitors and forms of competition are also likely to arise in the future as technological advances occur in the telecommunications and cable industries.

          Some of the cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested or may later invest in may provide cellular services in the telephone exchange areas serviced by them. As indicated in the preceding paragraph, cellular services are competitive with the telephone services provided by Breda, Prairie Telephone and Westside Independent. Breda does not believe, however, that investments in cellular ventures are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes those investments are one method of attempting to diversify across the various telecommunications methods which are available today.

          Breda, Prairie Telephone and Westside Independent also experience competition in providing billing and collection services to long distance carriers. The competition is from third parties who provide similar services. The long distance carriers are also starting to provide their own billing and collection services, rather than contracting for those services with others like Breda, Prairie Telephone and Westside Independent. Directory advertising is also now subject to competition because the Telecommunications Act of 1996 prohibits Breda, Prairie Telephone and Westside Independent from requiring exclusive listings in their phone books. Breda, Prairie Telephone, Westside Independent and BTC face competition in the sale and lease of telephone, cellular and related equipment because there are numerous competitors who sell and lease telephone, cellular and related equipment. (BTC is a subsidiary of Prairie Telephone, and is discussed below.) Breda, Prairie Telephone, Westside Independent and BTC also face competition in providing internet access, although the competition was not very intense or expansive as of the time of the preparation of this annual report. The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested face competition in providing cellular services and equipment from various competitors offering cellular and personal communication services. Competition in all of the foregoing areas is based primarily on cost, service and experience.

          Broadcast Services.

          Tele-Services owns and operates the cable television systems in the following eighteen Iowa towns:

          o  Arcadia          o  Grand               o  Oakland
          o  Auburn              Junction            o  Riverton
          o  Bayard           o  Hamburg             o  Sidney
          o  Breda            o  Lohrville           o  Tabor
          o  Churdan          o  Malvern             o  Thurman
          o  Farragut         o  Neola               o  Treynor
                                                     o  Westside

          Tele-Services also owns and operates the cable television system for the town of Beaver Lake, Nebraska.

          As of December 31, 1999, Tele-Services was providing cable television services to approximately 3,534 subscribers.

          Tele-Services derives its principal revenues from monthly fees charged to its cable subscribers for basic and premium cable services provided to those subscribers.

          Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

          o  Arcadia - June, 2009                 o  Lohrville - March, 2008
          o  Auburn - January, 2004               o  Malvern - October, 2001
          o  Bayard - May, 2008                   o  Neola - September, 2002
          o  Beaverlake - December, 2008          o  Oakland - July, 2001
          o  Breda - Year-to-Year Basis*          o  Riverton - February, 2013
          o  Churdan - June, 2008                 o  Sidney - February, 2005
          o  Farragut - January, 2009             o  Tabor - September, 2001
          o  Grand Junction - May, 2008           o  Thurman - February, 2013
          o  Hamburg-Year-to-Year Basis*          o  Treynor - October, 2022
                                                  o  Westside - June, 2009

          * These agreements are in the process of being renewed and are currently continued on a year-to-year basis.

          Tele-Services does not anticipate that any of its franchises or agreements will be terminated before the above normal expiration dates. Tele-Services also hopes to be able to renew or extend the franchises or agreements before they expire, but no assurance can be given that any franchises or agreements can or will be renewed or extended.

          The termination of a franchise or agreement would allow that town to deny Tele-Services access to its cables for maintenance and services purposes. This would create difficulties for Tele-Services in properly serving its subscribers, and, in general, providing cable services to that town.

          The franchises or agreements with the towns require the giving of notice to the towns before Tele-Services can change their cable services rates, and some of those franchises or agreements may require the approval of the town for any increases in those rates. Although Tele-Services does not anticipate any material difficulties with any future proposed rate increases, there can be no guarantee that future proposed increases can be implemented in all of the towns.

          The Telecommunications Act of 1996 also applies to cable services providers, and cable services providers such as Tele-Services are therefore subject to competition from other providers. As discussed above in this Item regarding the telephone services provided by Breda, Prairie Telephone and Westside Independent, various regulations are to be promulgated under that Act, but some of those regulations had still not been finalized at the time of the preparation of this annual report, and some legal and court actions have been taken by some regulators and others challenging some aspects of some of the proposed regulations and procedures. Until those regulations are finalized, it is not possible to predict how the Telecommunications Act of 1996 may affect Tele-Services and its cable business. The regulations could, however, have a material adverse effect. Breda currently contemplates, however, that any competition in the cable industry arising as a result of the Telecommunications Act of 1996 may occur at a slower pace than will be the case for telephone services providers, in particular in rural areas like those served by Tele-Services. One result of the Telecommunications Act of 1996 with respect to cable services providers is that telephone services must be allowed to be provided through the cable of cable services providers.

          Tele-Services' franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, and other cable service providers can provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently does not contemplate any competitor coming into the towns given, among other things, the smaller size of the towns and the costs to expand into them.

          As indicated, although cable services providers like Tele-Services are subject to competition from other providers, Tele-Services currently does not have direct competition from other cable services providers in the towns Tele-Services now services. There is, however, competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers. As discussed in Item 6 of this annual report, that competition has been increasing in recent years. Various other competitors and forms of competition are also likely to arise in the future as technological advances occur in the telecommunications and cable industries.

          Tele-Services is regulated by the FCC. The rules and regulations of the FCC primarily relate to general operational and technical issues, and they do not affect rates or expansions of service areas. As discussed above, Tele-Services' cable services are also regulated in the sense that those services are provided pursuant to franchises or agreements with each of the towns in which Tele-Services currently provides cable services.

          Miscellaneous Businesses.

          Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

          For example, Breda, Prairie Telephone and Westside Independent also provide internet access through their telephone lines to subscribers desiring that access. They were providing internet access to approximately 485 subscribers as of December 31, 1999. Internet access is also provided by BTC, Inc. in some areas which are outside of the telephone exchange areas currently served by Breda, Prairie Telephone and Westside Independent. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC provided internet access to approximately 1,197 subscribers as of December 31, 1999. BTC is a wholly owned subsidiary of Prairie Telephone. BTC is an Iowa corporation that was incorporated in 1997.

          BTC was organized primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie Telephone or Westside Independent. No firm decision has been made as to whether BTC will ever attempt to provide telephone services, however, and BTC cannot provide any telephone services in the state of Iowa without first filing satisfactory tariff information with the IUB and the filing and giving of various required notices. BTC would also need to raise significant additional capital and/or obtain third party financing before BTC would be able to finance the construction and start up of a new telephone business. BTC does provide internet access, as discussed in the preceding paragraph. BTC also plans to use part of its business location in Carroll, Iowa as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. It is contemplated that the store will open for business in April, 2000.

          Breda and Prairie Telephone have purchased spectrum from Iowa Wireless Inc. for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. Iowa Wireless Inc. is a subsidiary of Iowa Network Services, Inc. Spectrum is bandwidth allocated by the FCC to provide data and voice communication. The bandwidth of a transmitted communications signal is a measure of the range of frequencies the signal occupies. In the communications industry, this measurement is defined as megahertz. Iowa Wireless Inc. held the 30 MHz license for the Breda, Lidderdale and Yale telephone exchange areas, and Breda and Prairie Telephone purchased 10 MHz licenses for those areas from Iowa Wireless Inc. on March 26, 1999. They purchased 10 MHz licenses because that was the only license being offered by Iowa Wireless Inc. at that time. Each independent telephone company in Iowa had first opportunity to purchase the spectrum in its local exchange areas for $3.50 per pop (population). Prairie Telephone purchased its Yale exchange pops at $3.50 each, for a total of $2,051. At that time, a limited liability company was formed by some of the independent telephone companies who were eligible and desired to own spectrum to provide personal communications services in the areas that were close to their own local exchange areas. The companies included Prairie Telephone and the telephone companies for the Casey, Menlo, and Panora, Iowa, areas. The limited liability company was named the Guthrie Group, L.L.C., and Prairie Telephone purchased 100 units in Guthrie Group, L.L.C. for $10,000. The personal communications service licenses owned by Prairie Telephone and the other independent telephone companies which became members of Guthrie Group, L.L.C. will not be included in the Guthrie Group, L.L.C. As of the time of the preparation of this annual report, Guthrie Group, L.L.C. had acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

          Breda also purchased the personal communications service licenses for its Breda and Lidderdale exchange areas for $3.50 per pop, totaling $5,383. Discussions have taken place regarding the formation of a limited liability company which would include Breda and some other independent telephone companies as members and which might acquire spectrum for personal communications service or otherwise invest in personal communications service ventures. No limited liability company had been formed and no other agreements had been reached at the time of the preparation of this annual report, however, but under the current discussions Breda and the other members would contribute their personal communications service licenses to the limited liability company and be equal owners of the limited liability company.

          Personal communications service ("PCS") is a relatively new area in the telecommunications industry. It is a wireless voice and data service somewhat similar to cellular telephone service, but emphasizing personal service and extended mobility. It is sometimes referred to as digital cellular (although cellular systems can also be digital). Like cellular, PCS is for mobile users and requires a number of antennas to blanket an area of coverage. As a user moves through and between service areas, the user's phone signal is picked up by the nearest antenna and then forwarded to a base station that connects to the wired network. The phone itself is slightly smaller than a cellular phone. PCS is being introduced first in highly urban areas for large numbers of users. The "personal" in PCS distinguishes this service from cellular by emphasizing that, unlike cellular, which was designed for car phone use with transmitters emphasizing coverage of highways and roads, PCS is designed for greater user mobility. It generally requires more cell transmitters for coverage, but has the advantage of fewer blind spots. Technically, cellular systems in the United States operate in the 824-849 megahertz (MHz) frequency bands; while PCS operates in the 1850-1990 MHz bands. Several technologies are used for PCS in the United States, including Cellular Digital Packet Data and Global System for Mobile communication. Global System for Mobile is more commonly used in Europe and elsewhere, and is the technology that is being employed by Iowa Wireless Inc. Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and they do not in any event contemplate offering any personal communications services for at least one to two years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services. Breda, Prairie
          Telephone and Westside Independent do not currently own spectrum for all of the telephone exchange service areas currently serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. Also, Breda, Prairie Telephone and Westside Independent will face competition in providing personal communications services because no exclusive rights can be acquired with respect to that technology.

          Pacific  Junction   Telemarketing  Center,  Inc.  is  a  wholly  owned
          subsidiary of Prairie  Telephone.  Pacific  Junction  provides general telemarketing services from its offices in Breda, Iowa. Although Pacific Junction can provide telemarketing services to various customers, it currently receives primarily all of its revenues from one customer. Pacific Junction is an Iowa corporation that was incorporated in 1987. The long distance telemarketing calls made by Pacific Junction are a major source of access charges revenue for Breda.

          Revenues are also generated from sales of cellular phones and related service packages.

          Revenues may also arise from investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures. For example, Prairie Telephone has made investments in RSA #1, Ltd. and RSA #7, Ltd. Those entities are Iowa limited partnerships which provide cellular services in rural areas in central and southern Iowa. Prairie Telephone also owns 20% of the outstanding stock of Central Iowa Cellular, Inc. Central Iowa Cellular, Inc. owns a 24% partner interest in Des Moines MSA General Partnership. Des Moines MSA General Partnership provides cellular services to customers within the Des Moines, Iowa metropolitan area. Prairie Telephone also owns .67% of Iowa Network Services' outstanding stock. Westside Independent owns .45% of Iowa Network Services' outstanding stock.

          Breda has made an investment in RSA #9, Ltd. and RSA #8, Ltd. Westside Independent has also made an investment in RSA #8, Ltd. RSA #8, Ltd. and RSA #9, Ltd. provide cellular services in rural areas in southern and central Iowa. Breda also owns 15.79% of the membership interests in Alpine Communications, L.C. Alpine Communications, L.C. provides telecommunications exchange and local access services, long distance service, and cable television service in a service area located primarily in Clayton County in northeastern Iowa and Monona County in western Iowa.

          Some of the above investments may be a source of revenue for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. None of Breda, Prairie Telephone or Westside Independent controls any distribution decisions, however, so no distributions are ever guaranteed, and the timing and amount of any distributions may therefore vary greatly from year to year. Breda, Prairie Telephone and Westside Independent have also received settlement payments from some of their cellular investments. Settlement payments are unusual items which generally result from payments received for not exercising a right of first refusal to purchase additional units during a merger or buyout by another company. Breda, Prairie Telephone and Westside Independent do not control any settlement payments, and settlement payments are in any event usually one-time events, so no settlement payments are guaranteed and the timing and amount of any settlement payments will vary greatly from year to year. Breda, Prairie Telephone and Westside Independent received the aggregate distributions and settlements payments noted below from the entities noted below for the years 1997, 1998 and 1999:

                                                           1997      1998      1999

          o  RSA #1, Ltd. Distribution                    20,000    43,392    73,108
                          Settlement                        -0-     29,545      -0-

          o  RSA #7, Ltd. Distribution                    26,072    66,581      -0-
                          Settlement                        -0-     26,667      -0-

          o  RSA #8, Ltd.                                   -0-       -0-       -0-

          o  RSA #9, Ltd. Distribution                      -0-       -0-     50,001

          o  Iowa Network Services Dividends               6,561     6,561     4,374
             (Breda & Westside)

          o  Des Moines MSA General Distribution          27,993      -0-       -0-
             Partnership/Central    Settlement              -0-    353,000      -0-
             Iowa Cellular, Inc.

          Breda has not received any distributions from Alpine Communications, L.C. Breda has, however, received an annual fee of $5,000 from Alpine Communications, L.C. in consideration for Breda's manager serving as a manager for Alpine Communications, L.C. Breda has also received $24,000 in each of 1998 and 1999 in consideration for Breda's manager serving on the board of directors of Central Iowa Cellular, Inc.

          The value of Breda's, Prairie Telephone's and Westside Independent's underlying investments in the above ventures and in their other investments may also vary significantly from year to year. They may also face difficulties in realizing upon some of their investments because there is no public or other active market for those investments and because some of the entities in which they have invested have agreements in place which place limitations or restrictions on Breda's, Prairie Telephone's or Westside Independent's right to transfer their ownership interests in those entities to third parties. Most of those limitations and restrictions are in the form of a right of first refusal under which the entity is given the right to match any offer received by Breda, Prairie Telephone or Westside Independent.

          Prairie Telephone is currently in the process of negotiating the sale of its stock in Central Iowa Cellular, Inc. to AirTouch. A definitive agreement has not been reached with AirTouch, and there is no assurance or guarantee whatsoever that any agreement will be reached, but under the current discussions Prairie Telephone may sell all of its shares of stock in Central Iowa Cellular, Inc. to AirTouch for approximately $5,350,000.

          Breda and its  subsidiaries  also  have  various  other  miscellaneous
          investments.   Those   investments  are  described  in  the  financial
          statements included in Item 7 of this annual report.

          Neither Breda nor any of its subsidiaries engage in any material research and development activities.

          Employees.

          As of December 31, 1999, Breda had 24 full time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the manager and the co-manager of Breda.

          Pacific  Junction  had 3 full-time  employees as of December 31, 1999.
          Pacific Junction currently has no collective bargaining or labor agreements with any of its employees.

          Breda and Pacific Junction also utilize part-time employees on an as needed basis. Pacific Junction utilizes up to approximately seventeen part time employees at a time, primarily for the purpose of making telemarketing calls.

          Acquisitions.

          As indicated above, Breda acquired all of the issued and outstanding stock of Westside Independent on June 1, 1998. Westside Independent was serving approximately 342 telephone numbers and related access lines at that time. The total purchase price paid by Breda was $2,010,038. Westside Independent also redeemed some of its shares of outstanding stock as part of the transaction. The aggregate redemption price paid by Westside Independent for those shares was $918,875.17. The purchase price (excluding the redemption amount paid by Westside Independent) exceeded the fair value of the net assets of Westside Independent, as shown on Westside Independent's financial statements, by $1,178,472. The excess was recorded as goodwill and is being amortized on a straight-line basis over a period of fifteen years. As discussed above, Westside

          Independent provides telephone services to subscribers in Westside, Iowa and its surrounding rural areas.

          In a related transaction, Tele-Services acquired all of the issued and outstanding stock of Westside Communications, Inc. on June 1, 1998. Westside Communications, Inc. owned and operated the cable television systems in Westside, Iowa, and Arcadia, Iowa. The number of subscribers for cable television services in those towns at that time was approximately 297. The total cost of the acquisition was $254,289, which exceeded the fair value of the net assets of Westside Communications, Inc., as shown on its financial statements, by $157,611. The excess was recorded as goodwill and is being amortized on a straight-line basis over a period of fifteen years. As discussed above, Westside Communications, Inc. was held as a wholly owned subsidiary of Tele-Services until December 2, 1999, at which time Westside Communications, Inc. was dissolved. Westside Communications, Inc.'s cable operations are now operated by and through Tele-Services.

          On October 31, 1998, Tele-Services purchased the Auburn, Iowa cable television system from NewPath Communications, L.C. The number of cable subscribers in Auburn, Iowa at that time was approximately 91. The purchase price was $64,610. Tele-Services also assumed the obligations and liabilities of NewPath Communications, L.C. which were to arise after the closing:

          o under its franchise with the city of Auburn and under certain leases; and

          o for the performance and delivery of services to subscribers to the cable system.

          Each of the above transactions was treated as a business combination accounted for as a purchase.

          Sale of Direct Broadcast Satellite Operation.

          On January 11, 1999, Breda sold substantially all of its assets comprising its direct broadcast satellite operation. The purchase price received by Breda was $8,274,689. The sale resulted in a pre-tax gain of $7,436,415, which was included in Breda's operations during the first quarter of 1999. The buyer also assumed:

          o Breda's obligations to its direct broadcast satellite services subscribers for refundable deposits and advance payments made by those subscribers; and

          o Breda's obligations otherwise arising after the closing date of the sale under Breda's various licenses and contracts related to its direct broadcast satellite business and assets.

          Breda also executed a noncompetition agreement as part of the transaction.

          Breda's direct broadcast satellite operation included its licenses to provide direct broadcast satellite services in five Iowa counties and four counties in Nebraska. At the time of the sale, Breda was providing direct broadcast satellite services to approximately 4,048 subscribers.

          One factor which caused Breda to sell the direct broadcast satellite operation was Breda's determination that the purchase price offered by the buyer was quite favorable. Breda had also determined that the cash available from the sale would provide it with funds for possible acquisition of additional telephone lines in areas that Breda knew were going to become available from GTE and US West after the closing of the sale. Breda believed that the sale of the direct broadcast satellite operation would also be beneficial to Breda because it would allow Breda to focus on its core business of providing telephone services. Another factor contributing to the sale was the consolidation occurring in the direct broadcast satellite industry, which Breda believed would make it more difficult for Breda to efficiently compete in the industry. Breda's original contract for its direct broadcast satellite operation was also nearing renewal, and there was some uncertainty concerning its renewal. This uncertainty also contributed to the decision to sell the operation.

Item 2.   Description of Property.

          Breda and some of its subsidiaries own or lease various real estate. The following paragraphs briefly describe that real estate and how the real estate is currently used.

          Breda owns or leases the following real estate:

          o Breda's corporate offices are located at Highway 217 East, Breda, Iowa. The real estate and building are leased by Breda and Prairie Telephone from Tele-Services. The aggregate monthly rental payable by both Breda and Prairie Telephone under the lease is $1,000. They also pay utilities and insurance. The lease has a one-year term, and automatically renews for additional one-year terms. The building has approximately 4,560 square feet. Breda and Prairie Telephone utilize the entire building.

          o Breda owns certain real estate and a warehouse which is also located at Highway 217 East, Breda, Iowa. The warehouse has approximately 6,720 square feet, and is used primarily for storage of inventory and various equipment (trucks, generators, trailers, plows, etc.).

          o Breda owns certain real estate and a building located just east of Breda, Iowa. The building houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as "central office equipment." The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet.

          o Breda owns the real estate and building located at 109 West Second Street, Lidderdale, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Lidderdale and the surrounding rural area. The building has approximately 600 square feet.

          o Breda owns the real estate and building located at 310 Main Street, Macedonia, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Macedonia and the surrounding rural area. The building has approximately 600 square feet.

          Prairie Telephone owns or leases the following real estate:

          o Prairie Telephone's corporate offices are located at Highway 217 East, Breda, Iowa. The real estate and building are leased by Prairie Telephone and Breda from Tele-Services, as described above.

          o Prairie Telephone owns the real estate and building located at 508 Dupont Street, Farragut, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Farragut and the surrounding rural area. The building has approximately 2,400 square feet.

          o Prairie Telephone owns a warehouse which is also located at 508 Dupont Street, Farragut, Iowa. The warehouse has approximately 2,600 square feet, and is used for storage of inventory and equipment (trucks, generators, trailers, plows, etc.).

          o Prairie Telephone owns the real estate and building located at 707 Phillips Street, Farragut, Iowa. The building was formerly used to house equipment used in providing telephone services, but is currently vacant.

          o Prairie Telephone owns the real estate and building located at 804 Washington Avenue, Pacific Junction, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Pacific Junction and the surrounding rural area. The building has approximately 2,000 square feet.

          o Prairie Telephone owns the real estate and building located at 600 Washington Street, Pacific Junction, Iowa. The building was formerly used to house equipment used in providing telephone services, but is currently vacant.

          o Prairie Telephone owns the real estate and building located at 226 Main, Yale, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Yale and the surrounding rural area. The building has approximately 1,125 square feet.

          Pacific Junction's (Prairie Telephone's wholly-owned subsidiary) offices are located at 120 Main, Breda, Iowa. The real estate and building are leased by Pacific Junction. The aggregate monthly rental payable by Pacific Junction under the lease is $500. Pacific Junction also pays real estate taxes, utilities and all other expenses. The term of the lease runs until March 31, 2001. The building has approximately 1,679 square feet. Pacific Junction utilizes all of the building.

          BTC owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building houses some equipment used by BTC in providing internet access, but it was initially acquired and is still being held for potential future use by BTC if and when BTC provides any telephone services. BTC was also remodeling part of the building at the time of the preparation of this annual report into a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. It is contemplated that the store will open for business in April, 2000. BTC's building has approximately 1,804 square feet.

          Westside Independent owns the real estate and building located at 131 South Main Street, Westside, Iowa. The building is used for Westside's corporate offices, and also houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Westside and the surrounding rural area. The building also houses some equipment used by Tele-Services in its cable business. The building has approximately 1,600 square feet.

          Tele-Services owns the following real estate:

          o Tele-Services owns certain real estate and a building located at Highway 217 East, Breda, Iowa. This property serves as the corporate offices of Breda and Prairie Telephone, and is leased to them by Tele-Services. The lease is briefly described above in the description of Breda's properties.

          o Tele-Services also owns buildings located in eighteen different towns which house some equipment used to receive, descramble and transmit television signals. This type of equipment is sometimes referred to in the industry as "head-end equipment." The buildings each have approximately 150 square feet. The buildings are located on real estate in each of the eighteen towns, which is generally made available to Tele-Services under its franchise agreement with those towns. Tele-Services' use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, and in some cases is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that became necessary for some reason.

          All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loans made by the Rural Telephone Finance Cooperative to Breda, Prairie Telephone and Tele-Services. The loans are also each evidenced by a loan agreement and a secured promissory note. The principal amounts available under the loan agreements were $2,421,053 and $2,361,153 for Breda, $1,444,545 for Prairie Telephone, and $2,040,000
          for Tele-Services.

          Tele-Services cannot, however, request any further advances under its loan agreement, and the aggregate principal amount outstanding under Tele-Services' loan agreement and secured promissory note as of March 1, 2000 was $994,264.

          The loan agreement given by both Breda and Prairie Telephone was given for the purpose of repaying their existing lines of credit with the Rural Telephone Finance Cooperative and consolidating their other outstanding loans, and the aggregate amount outstanding under that loan agreement as of March 1, 2000 was $2,211,926 for Breda, and $1,353,248 for Prairie Telephone.

          Breda's other loan agreement allowed it to borrow funds for purposes of the purchase of Westside Independent by Breda and the purchase of Westside Communications, Inc. by Tele-Services. The aggregate amount outstanding under that loan agreement as of March 1, 2000 was $2,268,040.

          Breda's mortgages and security agreements also secure a 1993 loan from the Rural Telephone Finance Cooperative in the aggregate principal amount of $722,250. The loan was granted for Breda to finance the purchase of its former direct broadcast satellite division. The aggregate amount outstanding under that loan as of March 1, 2000 was

          $328,864.

          Prairie Telephone and Breda also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $250,000 and $750,000. Those lines of credit are subject to renewal on an annual basis, and will currently expire in January of 2001. The lines of credit are also secured by the mortgages and security interests discussed above.

          The Rural Telephone Finance Cooperative required Westside Independent to execute a guaranty of the loan made by the Rural Telephone Finance Cooperative to Breda to finance the purchase of Westside Independent by Breda and the purchase of Westside Communications by Tele-Services. Westside Independent's guaranty is secured by a mortgage and security agreement which covers its real estate and substantially all of its other assets.

          Breda believes that its real estate, buildings and other improvements and the real estate, buildings and other improvements of its subsidiaries are adequate to conduct their businesses as conducted or proposed to be conducted on the date of the filing of this annual report with the SEC. Breda also believes that its and its subsidiaries' buildings and improvements have been maintained in good repair and condition, ordinary wear and tear and depreciation excepted. Breda also believes the buildings and improvements are adequately insured.

          Breda, Prairie Telephone and Westside Independent also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. BTC also owns certain equipment. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 1999. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC also own miscellaneous lines, cables and other equipment used to provide telephone services and internet access.

          Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called "head end" equipment. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

          Breda, Prairie Telephone, Westside Independent, Tele-Services, and BTC also hold various easements for their various telephone and cable lines and other property. Some of those easements are on or across real estate of the cities or other governmental authorities whose areas are being served, and others are on or across private property.

Item 3.   Legal Proceedings.

          Breda currently is not aware of any pending legal proceeding to which Breda is a party or to which any of Breda's property is subject, other than routine litigation that is incidental to its business. Breda currently is also not aware that any governmental authority is contemplating any legal proceeding against Breda or any of its property.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the three months ended December 31, 1999.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

          Breda is authorized to issue 5,000,000 shares of common stock. Breda had 37,682 shares of its common stock issued and outstanding as of March 1, 2000. Those shares were held by approximately 630 different shareholders.

          Breda's common stock is not listed on any exchange, and there is no public trading market for Breda's common stock. Breda has also not agreed to register any shares of its common stock under any federal or state securities laws. An investment in Breda's common stock is also not a liquid investment because the Restated Articles of Incorporation of Breda establish various conditions on the issuance of, and various restrictions on the transfer of, shares of its common stock. Those conditions and restrictions are summarized in the following paragraphs.

          The common stock can only be issued to:

          o residents of the Breda or Lidderdale telephone exchange areas served by Breda who subscribe to Breda's telephone services, and

          o entities which have their principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribe to Breda's telephone services.

          As indicated, only residents of the Breda and Lidderdale telephone exchange service areas served by Breda are eligible to purchase stock. Although Breda also provides telephone services to Macedonia, Iowa and the surrounding area, residents of Macedonia, Iowa and the surrounding rural area cannot acquire any shares of common stock of Breda even if they are receiving telephone services from Breda. Subscribers to any services from any of Breda's subsidiaries also cannot buy common stock of Breda unless they otherwise meet the requirements discussed above in this paragraph.

          Since approximately January 1, 1996, no person has been allowed to purchase more than thirty shares of common stock from Breda. A shareholder can own more than thirty shares, subject to the 1% limitation discussed in the following paragraph, but only thirty shares can be acquired through issuance of the shares by Breda.

          No shareholder may own more than 1% of the total issued and outstanding common stock of Breda, unless:

          o the shareholder already exceeded that percentage on February 28, 1995, or

          o the shareholder goes over 1% as a result of Breda redeeming shares of its common stock from other shareholders.

          In either of those cases, the shareholder may not increase the percentage of shares owned by the shareholder. If a shareholder owns 5% or more of the ownership interests of an entity which owns shares of Breda's common stock, the shares of Breda's common stock held by that entity and by the shareholder will be added together for determining whether the 1% limitation is exceeded.

          There can generally only be one shareholder for each telephone number served by Breda. There can also generally only be one shareholder for each household receiving telephone services from Breda, even if the household has more than one telephone number.

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

          The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination at or around the annual meeting of the board, which is generally held in April or May based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination at or around the next annual meeting of the board. Under this approach, the issuance price and redemption price determined by the board of directors at or around its annual meeting in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41,
          $64 and $82. The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly-issued shares and the redemption price to be $149 per share. The $149 amount is not based on Breda's book value, but rather is roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took this action because it believed the above-referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed it was appropriate to make a new determination of the issuance price and redemption price given the sale of Breda's direct broadcast satellite operation. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda's books until the first quarter of 1999, however, and was therefore not included in the 1998 year-end financial statements utilized by the board of directors in establishing the $82 purchase price at or around the 1999 annual meeting of the board of directors. The board of directors currently intends to otherwise address this issue on an annual basis, however, consistent with the above-described historical practices of the board of directors. Accordingly, it is contemplated that the board of directors will establish a new issuance price and redemption price at or around the 2000 annual meeting of the board of directors, and that the price will be set at approximately 75% of the book value of Breda as of December 31, 1999. Breda estimates that the issuance price and redemption price that will be set at or around the 2000 annual meeting of the board of directors will be approximately $180. The board of directors may, however, change or depart from any of the practices described in this paragraph at any time and in its discretion.

          Since there is no public trading market or any other principal market for Breda's common stock, repurchases of common stock by Breda currently is the primary method for a shareholder to be able to sell the shareholder's shares. As discussed below, an auction at which shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders was held in October of 1999, but there are no current plans to arrange any other auctions in the future. Breda also maintains a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

          In any of the circumstances where Breda has the right to redeem a shareholder's shares, a shareholder may, with the consent of Breda's board of directors, transfer the shareholder's shares to another person who is eligible to be a shareholder by reason of the fact that the person is receiving services from Breda and is residing in the Breda or Lidderdale telephone exchange areas served by Breda.

          No shareholder can sell or transfer any of his or her shares of Breda to any person who is not eligible to be a shareholder in Breda by reason of the fact that the person is receiving services from Breda and is residing in the Breda or Lidderdale telephone exchange areas served by Breda, with one exception. The exception is that a person who was a shareholder on July 20, 1995, may make a one time transfer of the shares held by the person on that date to a family member of the shareholder (which means a spouse, natural born or adopted child, grandchild, parent, grandparent, or sibling) even if the family member is not receiving services from Breda and is not residing in the Breda or Lidderdale telephone exchange areas served by Breda. These transfers are not subject to Breda's right of first refusal described in the following paragraph. Any family member receiving shares by this process does not have the same right, however, and can only sell or transfer the shares in accordance with the Amended and Restated Articles of Incorporation of Breda.

          Any shareholder who wants to sell or transfer his or her shares in Breda to another shareholder or person who is eligible to be a shareholder must first give Breda the right to purchase the shares. In this case, the shareholder must give Breda at least sixty days prior written notice of the proposed sale, including a copy of the written offer to purchase the shares. Breda may elect to purchase the shares for the same price offered to the shareholder at any time within sixty days after it receives the notice from the shareholder. If Breda elects to buy the shares, it must pay the purchase price in full upon the shareholder surrendering the stock certificates for the shares to Breda.

          Breda's bylaws may also contain provisions restricting the transfer of shares. The current bylaws do not contain any restrictions, other than some of those described in this annual report, but the bylaws can be amended by the directors or shareholders at any time.

          Over the period of January 1, 1996 through June 24, 1996, Breda repurchased four hundred and twenty-four shares of its common stock from two shareholders, at a purchase price of $27 per share. Over the period of June 25, 1996 through February 20, 1997, Breda repurchased seven hundred and eighty-nine shares from nine different shareholders, at a purchase price of $31 per share. Over the period of February 21, 1997 through March 1, 1998, Breda repurchased one thousand nine hundred and ninety-six shares of its common stock from fourteen different shareholders, at a purchase price of $41 per share. Over the period of March 2, 1998 through December 31, 1998, Breda repurchased three hundred and fifty-eight shares of its common stock from five different shareholders, at a purchase price of $64 per share. No shares were repurchased by Breda during the period of December 31, 1998 through December 31, 1999, except that in November, 1999, Breda did effectuate a repurchase of forty shares by depositing the purchase price for those forty shares with the appropriate Iowa authorities under Iowa's escheat laws. The forty shares were held of record by twenty different shareholders that Breda had been unable to locate. The purchase price utilized for this purpose was the then current $149 per share price as established by the board of directors pursuant to the procedures which are discussed above in this Item. Breda also deposited the amount of the April 21, 1999 dividend that was otherwise payable on the forty shares. The total amount deposited by Breda was $6,080, with $120 of that amount being for the April 21, 1999 dividend.

          There may have been transfers among the shareholders of Breda during the above periods for which Breda did not exercise its right of first refusal.

          Breda's ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RFTC. Those restrictions are discussed below in this Item.

          Breda has not agreed to register any of its shares of common stock under any federal or state securities laws. After Breda has been subject to the reporting requirements of the Securities Exchange Act of 1934 for a period of ninety days, Rule 144 under the Securities Act of 1933 will be available to permit the resale of shares of common stock by shareholders, subject to certain restrictions contained in Rule 144, including the requirement that the shareholder has held his or her shares for a period of one year prior to the date of resale. Once a shareholder (other than a shareholder who is an officer or director of Breda) has held his or her shares of common stock for a period of two years, the shareholder will be able to resell the shares without restriction under Rule 144.

          The marketability and value of Breda's shares of common stock may also be limited by other terms of the common stock. For example, each shareholder is entitled to only one vote on each matter presented to the shareholders, regardless of the number of shares of common stock held by the shareholder, with one exception regarding shareholders who previously held Class A stock of Breda. Those shareholders have one vote for each share of former Class A stock previously held by them on February 28, 1995, until one of the following occurs:

          o    the shareholder no longer receives service from Breda,

          o the shareholder no longer resides in the Breda or Lidderdale telephone exchange area served by Breda,

          o    the shareholder dies, or

          o the shareholder transfers the shareholder's shares to someone else

          As of March 1, 2000, there were 21 shareholders with multiple voting rights arising from their prior ownership of Class A stock, and they have one vote for each share of the former Class A stock previously held by them.

          An auction was held on October 24, 1999, where shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders desiring to purchase additional shares of Breda's common stock. Breda paid the costs of the auction, except that the sellers paid the auction fees and clerking fees related to their shares. The auction was provided for the convenience of Breda's shareholders, and no shares were repurchased or issued by Breda pursuant to the auction. A total of 1,924 shares of common stock were sold by 32 different shareholders to 25 other shareholders of Breda, for purchase prices ranging from $145 per share to $180 per share. As discussed above, Breda had a right of first refusal to purchase all of the shares sold in the auction, but elected not to exercise its right. Breda did, however, offer to purchase shares in the auction for $142 per share, but no shareholder chose to sell the shareholder's shares to Breda at that price. The $142 figure was approximately 60% of Breda's book value per share as of the close of the second quarter in 1999. No officers or directors of Breda sold or purchased any shares in the auction. Breda does not have any plans to arrange any other auctions in the future.

          The board of directors of Breda has also determined to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda's common stock to any qualified buyer, and to allow qualified buyers to advise Breda of the fact that they desire to purchase shares of Breda's common stock from other shareholders of Breda. Breda will keep a list of those shareholders and qualified buyers, and make the list available to all of the shareholders and qualified buyers on the list. A qualified buyer is a person who is a resident of the Breda or Lidderdale telephone exchange areas served by Breda who subscribes to Breda's telephone services, or an entity which has its principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribes to Breda's telephone services. A person or entity cannot, however, be a qualified buyer if the person or entity already owns more than 1% of the total issued and outstanding shares of common stock of Breda. Also, a qualified buyer cannot purchase shares from any shareholder of Breda to the extent that the shares purchased by the qualified buyer would cause the qualified buyer to own more than 1% of the total issued and outstanding shares of common stock of Breda. If a person owns 5% or more of the ownership interests of an entity which owns shares of Breda's common stock, the shares of Breda's common stock held by that entity and by the person will be added together for determining whether the 1% limitation is exceeded. The 1% limitation is set forth in the Amended and Restated Articles of Incorporation of Breda. The terms of any sale between a shareholder and a qualified buyer will be negotiated by them, and no one will be required to sell or buy any shares because their name is on the list. Breda also retains its right to purchase any shares being sold by any shareholder to any qualified buyer under the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation.

          Two separate sales of shares have occurred between shareholders on the list. One sale involved two shares, which were sold for $149 per share. The other sale involved 31 shares, which were sold for $150 per share. Breda elected not to exercise its right of first refusal on either of those sales.

          Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list. Breda did, however, advise its shareholders by letter in February, 2000, that it recommended that shareholders cease buying and selling shares until Breda was able to share information with the shareholders concerning some corporate actions that could affect the value of Breda's common stock. Breda did not identify those corporate actions in the letter, but the corporate actions that Breda was making reference to in that letter was the potential sale of Prairie Telephone's stock in Central Iowa Cellular, Inc., which is discussed in Item 1 of this annual report. Although no letter of intent or any other agreements for the sale of that stock had been entered into at the time of the letter to the shareholders, Prairie Telephone had been contacted about the possibility of selling its shares in Central Iowa Cellular, Inc. at that time. Breda will advise its shareholders of the terms of that transaction if and when it has been finalized.

          Through December 31, 1999, Breda had only declared and paid one dividend to its shareholders since Breda was incorporated in 1964. The dividend was declared on April 21, 1999. It was in the amount of $3.00 per share, for an aggregate dividend of $113,166.

          Payment of dividends is within the discretion of Breda's board of directors, and out of funds legally available therefore as provided in the Iowa Business Corporation Act. Breda's ability to declare and pay dividends is also restricted by some of the covenants in its loan agreements with the RFTC. Under those agreements, Breda may not pay any dividends without the prior written approval of the RFTC unless, after the payment, Breda is in compliance with the various ratios, net worth and margin requirements set forth in the loan agreements. Breda also may not pay any dividends if Breda is in default under the loan agreements or if the payment of the dividends would cause Breda to be in breach of the loan agreements.

          Those restrictions in the RFTC loan agreements also apply to Breda's purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may preclude Breda from being able to repurchase its shares of stock as otherwise discussed in this Item.

          Breda does not currently believe, however, that the restrictions in the RFTC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock, should Breda otherwise determine to do so.

          No shares of stock were issued by Breda in all of 1999. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible into common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          Overview.

          This Item 6 should be read in conjunction with the financial statements and related notes included in Item 7 of this annual report.

          Breda's primary source of revenues on a consolidated basis with its subsidiaries is from the telephone services provided by Breda, Prairie Telephone and Westside Independent.

          The operating revenues from their telephone services are primarily derived from the following types of fees and charges:

          o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2000, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

          o Access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charges may be at a flat, fixed rate or may depend upon usage. As discussed above in Item 1 of this annual report, access rates are subject to regulation by the FCC. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charges rates by the FCC. A recent change in the FCC's regulations led to a reduction in the access charges received by Breda, Prairie Telephone and Westside Independent, and is discussed in the next paragraph. As is also discussed below, Breda anticipates continuing pressure for the lowering of access charges rates, so further reductions in access charges rates is a possibility.

               The amount of access charges payable to telephone companies like Breda, Prairie Telephone and Westside Independent who utilize the "average schedule" basis for receiving access charges is based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. The FCC approved some changes proposed by NECA regarding this practice effective in July, 1998. Under the changes, Breda, Prairie Telephone and Westside Independent now receive a substantially lower access charge rate for any miles of cable over 100 miles. The access charge rate for any miles of cable over 100 miles became approximately $.05 per mile under the changes, rather than the rate of approximately $1.00 per mile which previously applied and which still currently applies to miles of cable up to 100 miles. These reductions did not have a material adverse effect, however, given that total access revenues have been increasing in recent years. Breda believes those increases are, however, attributable to increased numbers of subscribers, increased calling patterns and technological advances. There is no assurance that these trends will continue, and it is unlikely that there will be any further material increases in the number of subscribers without the acquisition of additional calling areas by Breda, Prairie Telephone or Westside Independent. As discussed below, however, they currently do not foresee the possibility of any such acquisitions.

               As indicated above, Breda, Prairie Telephone and Westside Independent utilize the "average schedule" basis for receiving access charges. This is the approach taken by most smaller telephone companies. Another approach currently available for receiving access charges is the "cost" approach. Telephone companies make filings with the FCC which set forth their costs of providing long distance services. Under the average schedule approach, access charges are based upon, in general, the average of all of those costs and certain other factors intended to take into account the size of the particular telephone company in question.

               It is difficult to predict what, if any, future changes will be made by the FCC in its regulations governing access charges rates, other than that if future changes are made, they will likely have the result of lowering Breda's, Prairie Telephone's and Westside Independent's total access charges revenue. Breda believes that there will be continuing pressure by the FCC and other regulatory authorities to lower access charges rates over the next one to four years. Breda also anticipates, however, that there will be significant resistance in the telephone industry to any further lowering of access charges rates, and Breda does not anticipate any material reduction in access charges rates in the next twelve months. As indicated above, however, it is difficult to predict what changes will be made in access charges rates, other than that any changes will be to lower access charges rates. Those reductions could be material and have a material adverse effect on Breda's, Prairie Telephone's and Westside Independent's business.

               If future adverse changes occur, one option Breda may consider is changing from the average schedule basis to the cost basis for receiving access charges. If Breda determines to consider this option, it contemplates utilizing the services of third parties who have experience in studying these two options and advising as to what option is the best approach for the telephone company in question. There is no guarantee, however, that a change from the average schedule to the cost basis will offset any adverse changes in the regulations of the FCC governing access charges rates, or that even if this change is beneficial at one time, that subsequent changes in the FCC's regulations will not cause the average schedule basis to once again be more favorable to Breda, Prairie Telephone and Westside Independent. If Breda, Prairie Telephone and Westside Independent ever elect to change to the cost basis, however, the FCC's current regulations would not allow them to change back to the average schedule basis because the FCC currently treats this change as a one time, permanent election.

          o Revenue from the sale and lease of customer premises telephone equipment and other similar items and other miscellaneous customer services, such as custom calling services. Since the completion of the upgrading of their telephone switches in 1998 and 1999, Breda, Prairie Telephone and Westside Independent have had the capability to offer many more custom calling features to their subscribers. Breda, Prairie Telephone and Westside Independent have been marketing extended packages and custom calling features to their subscribers in the hope that may increase and maximize subscriber usage of the newly available packages and features. Revenues from custom calling services are not, however, ever anticipated to be a major or material source of revenue.

          o Fees from long distance providers for billing and collection services for long distance calls made by subscribers. Breda, Prairie Telephone and Westside Independent are experiencing increased competition in this area. As discussed in Item 1 of this annual report, their competitors include other third parties providing these services, and competition from the long distance providers themselves since some providers have decided to handle their own billing and collection.

          Breda, Prairie Telephone, Westside Independent and BTC each generate revenues from providing internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. During 1999, there was an increase of approximately 65% in the combined internet customer base of Breda, Prairie Telephone, Westside Independent and BTC. BTC itself experienced an increase of approximately 68% in its internet customer base. BTC's current customer base is limited to Carroll, Iowa and the surrounding communities. Although they did not face any material competition in providing internet access in their service areas at the time of the preparation of this annual report, Breda believes that Breda, Prairie Telephone, Westside Independent and BTC will face increased competition in the future through, among possibly other things, the increased provision of internet access and services through cable; technological advances that may allow cable access and services to be provided through new methods; and mergers and consolidations within the telecommunications industry which may create new competitors with expanded resources and the ability to provide expanded services.

          Breda's other primary source of revenue on a consolidated basis with its subsidiaries is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. Recent actions by the FCC have allowed satellite dish providers to provide local channels, which could have an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Breda currently believes, however, that the cable services provided by Tele-Services will continue to be desirable for at least those subscribers who desire a lower priced product that allows local channel options. Another difficulty being faced by Tele-Services at the time of the preparation of this annual report was the trend of the companies which provide programming licensing to cable services providers to require the cable services providers to include particular channels on their systems as a condition of receiving a programming license. Tele-Services anticipates that it will need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The cost of those upgrades in the next twelve months, however, is estimated to be less than $50,000.

          Other revenues arise from the telemarketing activities of Pacific Junction and investments in various cellular limited partnerships and cellular corporations. Those sources of revenue are briefly discussed in Item 1 of this annual report. Other miscellaneous sources of revenue are also discussed in the financial statements found at
          Section 7 of this annual report.

          The following table reflects, on a consolidated basis for Breda and its subsidiaries, the percentage of revenue derived from Breda's and its subsidiaries' various businesses and investments as of the close of the past two fiscal years:

                                                         1998        1999
                                                         ----        ----

               Local Network(1)                           6.1%        9.7%
               Network Access(2)                         37.8%       42.1%
               Billing and Collection(3)                  1.5%        1.4%
               Cable and Direct Broadcast
                 Satellite Services(4)                   33.1%       19.8%
               Telemarketing Services(5)                  8.9%        7.5%
               Miscellaneous(6)                          12.6%       19.5%
                                                         -----       -----
                        Total                             100%        100%

          (1) Includes flat monthly fees charged to subscribers by Breda, Prairie Telephone and Westside Independent for basic local telephone services.

          (2) Includes universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers.

          (3) Includes fees from long distance providers for billing and collection services for long distance calls made by subscribers.

          (4) Includes monthly fees charged for basic and premium cable services, and direct broadcast satellite services. The direct broadcast satellite operation was sold in January, 1999.

          (5)  Includes revenues from telemarketing services.

          (6) Includes monthly fees charged for internet services, cellular commissions, advertising fees, and miscellaneous revenues.

          Year Ended December 31, 1998 to Year Ended December 31, 1999.

          There was a decrease in total operating revenues for the twelve month period ended December 31, 1999, when compared to the same period in 1998, of $1,255,034, or 19.2%. The significant factor contributing to the decrease was the fact that no direct broadcast service revenues were received after the January 11, 1999 sale of the direct broadcast satellite operation. For example, during the twelve month period ended December 31, 1998, direct broadcast service revenues represented 18.2% of total operating revenues, or $1,191,897. Two other important components of the decrease in total operating revenues were the decreases in the revenues from telemarketing services and in access charges. Telemarketing revenues of Pacific Junction decreased by $182,674, or 31.4%, because of some calling number unavailability, which resulted in Pacific Junction not being able to make telemarketing calls. Access charges revenues decreased by $240,877, or 9.8%, because of a reduction in the reimbursement rate for interstate access charges and because of a decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction. The telemarketing calls made by Pacific

          Junction are estimated to represent approximately 5% of the total consolidated access revenue in 1999.

          There was an increase in local network services revenue of $115,430, or 29%, during the twelve month period ended December 31, 1999, when compared to the same period in 1998. This increase was due primarily to two factors. One was an increase of 340 telephone subscribers, which resulted from the purchase of Westside Independent Telephone Company in June of 1998. The other factor was a rate increase, which went into effect in April 1999.

          There was also an increase in cable television revenues of $77,976, or 8%, when comparing the two periods. This increase resulted primarily from three factors. One was a rate increase that was effective on April 1, 1999. The second was the addition of 90 cable subscribers from Auburn, Iowa as of November 1, 1998. The third was the addition of 301 additional cable subscribers resulting from the acquisition of Westside Communications, Inc. in June, 1998.

          There was also an increase in revenues from internet services of $183,434, or 83.6%, when comparing the two periods. This increase resulted from an increased customer base.

          There was a decrease in total operating expenses of $601,874, or 11.8%, for the twelve month period ended December 31, 1999, when compared to the same period in 1998. Programming expenses declined by $936,283, or 77.7%, when comparing the two periods because of the sale of the direct broadcast satellite operation. The remaining programming expenses are attributable to cable television operations. Plant operations increased by $39,627, or 2.8%, when comparing the two periods. This increase primarily reflects wage and price increases. The increase would have been higher, but the additional expenditures incurred with updating switches in four of the telephone exchange service areas in 1999 have been capitalized. There were also additional expenses incurred during the twelve month period ended December 31, 1999 with equipment updates to add cable television channels in most of the 19 towns served by Tele-Services. Corporate operations expenses increased by $290,777, or 43.4%, when comparing the two periods. This increase relates to expenditures and benefits for additional staff for a full year in 1999, as compared to a partial year in 1998. Legal, accounting and other expenses were increased due to Breda becoming a reporting company under Securities Exchange Act of 1934. It is estimated that these types of expenditures totaled approximately $125,000 in 1999. These types of expenses will be an ongoing operating expense for Breda. Breda also invested in computer training for its office staff members and in switch training for its technicians with the installation of the upgraded switches. The education expenses were approximately $25,000 for the twelve-month period ending December 31, 1999. Customer operation expenses decreased by $108,795, or 13.4%, when comparing the two periods. The decrease resulted partially from the fact that Breda did not need to provide customer services for the direct broadcast satellite operation after the sale of that operation in January, 1999. The main decrease in customer operation expense was caused by a decrease in Pacific Junction's telemarketing payroll expenditures, which decrease resulted from the unavailability of numbers for calling. The upgrading of switch equipment and other capital improvements resulted in an increase in depreciation expense of $105,047, or 11.6%, again when comparing the two periods.

          Non-operating income before income taxes increased by $7,330,637, or 12,014.9%, during the twelve month period ended December 31, 1999, when compared to the same period in 1998. Most of this increase was the result of the $7,436,415 gain on the sale of the direct broadcast satellite operation and the interest income increase of $271,719 on the funds invested from that sale. The twelve-month period ended December 31, 1999, reflected a $13,136 increase in income from cellular  partnerships  when  compared  to the  same  period  in 1998.
          However, the twelve month period ended December 31, 1999, also reflected no income from non-recurring cellular partnership settlements, as compared to the twelve month period ended December 31, 1998, which showed a $409,212 income from that source. The loss on the disposal of assets in 1999 and 1998 was, respectively, $73,996 and $118,443, and resulted from writing off the undepreciated basis in the old switches that were replaced in 1999 and 1998. The loss on the sale of investments in 1999 of $78,771, as compared to a $8,853 gain in 1998, was a result of the liquidation of investments not held to maturity to pay income taxes on the sale of the satellite operation. Interest expense increased $15,816, or 3.2%, for the twelve month period ended December 31, 1999, when compared to the same period in 1998. There was no increase in outstanding debt, and this increase resulted from the increase in the variable interest rate payable on some of the outstanding debt with the RFTC, which is discussed below and in Item 2 of this Annual Report.

          Income taxes increased by $2,514,264 for the twelve-month period ended December 31, 1999, when compared to the same period in 1998. The increase resulted primarily from taxes on the gain on the sale of the direct broadcast satellite operation.

          Net income increased by $4,163,213 for the twelve-month period ended December 31, 1999, when compared to the same period in 1998. The increase was attributable mainly to the sale of the direct broadcast satellite operation.

          Liquidity and Capital Resources at Twelve Months Ended December 31, 1999.

          Breda's net working capital was a positive $885,642 as of the close of December 1999. This represents an increase of $1,311,164 in net working capital from year-end 1998. The positive working capital at year-end 1999 was due mainly to two factors. One factor was a $796,660 combined decrease in the current portion of long-term debt and the absence of an outstanding line of credit balance. A $750,000 line of credit advance was taken from the Rural Telephone Finance Cooperative in December of 1998, and paid back on

          January 12, 1999. The second factor was a $542,330 overpayment of income taxes showing as a current asset on the balance sheet on December 31, 1999.

          Breda had a decrease in cash and cash equivalents of $371,618 during the twelve months ended December 31, 1999, when compared to the year ended December 31, 1998. This resulted in a balance of $411,341 as of December 31, 1999. While Breda's current investments decreased by
          $19,740, its overall current and long-term investments increased by $2,867,839. The increase in the overall cash and investments resulted primarily from the proceeds received from the sale of the direct broadcast satellite operation after income taxes were paid. A small portion of those proceeds was used to finance the seven switch conversions completed in 1998 and 1999.

          Breda's net working capital was a positive $885,642 at December 31, 1999. Estimated income tax payments were funded from non-current assets during this time period and prepaid income taxes of $542,330 are reflected in current assets as of December 31, 1999. These prepaid taxes will be used to offset the first Year 2000 estimated income tax installment due in April 2000. Breda has a $750,000 line of credit with Rural Telephone Finance Cooperative and Prairie Telephone has a line of credit with Rural Telephone Finance Cooperative for $250,000. It is anticipated that these options will be investigated for quarterly income tax payments in lieu of redeeming held-to-maturity investments. Overall current liabilities decreased by $1,064,972 for the twelve months ended December 31, 1999, as compared to the year ended December 31, 1998. Accounts payable decreased by $225,363, mainly due to the fact that there were no outstanding direct broadcast satellite programming fees for the last month of the fiscal year, given the sale of the direct broadcast satellite operation on January 11, 1999. As previously noted, there was also a zero balance for the line of credit as of December 31, 1999, as compared to $750,000 on December 31, 1998. Other investments increased by $257,466 for the twelve-month period ending December 31, 1999. This increase resulted from increased investments in cellular partnerships.

          A final balloon payment of $79,382 was made in October of 1999 on the real estate contract entered into by Tele-Services for the building utilized by Breda and Prairie Telephone as their office and headquarters.

          Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 were $1,249,414, and are currently expected to be approximately $528,000 in 2000.

          Breda does anticipate that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, must now generally be completed by June 30, 2000. However, for wireline, cellular, and broadband personal communications services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities must be completed by September 30, 2001. Breda is currently seeking estimates for the cost to upgrade Breda's, Prairie Telephone's and Westside Independent's software as necessary to become compliant with the Act, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $200,000. Breda does, however, intend to attempt to seek an extension of the time period in which Breda, Prairie Telephone and Westside Independent must become compliant with the Act, so that the software upgrades necessary to become compliant with the Act can be made over an extended basis and as part of the software enhancements that will be necessary as part of Breda's, Prairie Telephone's and Westside Independent's normal operations. If Breda were granted that extension, it is estimated that the extension would be for a one- year period.

          As of December 31, 1999, Breda and its subsidiaries had approximately $7,156,342 in outstanding loans with the Rural Telephone Finance Cooperative. Those loans are discussed in more detail in Item 2 of this annual report. Of the outstanding debt with the RFTC on that date, approximately $2,268,040 was at a fixed interest rate of 7.35% per annum, and carried a ten year term. The variable rates on the remaining RFTC debt exceed that fixed rate and could affect future borrowing decisions and the allocation of outstanding debt between fixed and variable rates.

          Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. For example, Breda considered and pursued the acquisition of the telephone lines sold by GTE and US West in 1999. Those telephone lines were, however, acquired by other telephone companies. One of the purchasers of some of the telephone lines of GTE was Iowa Network Services. As discussed elsewhere, Iowa Network Services provides various services to telephone companies, including Breda, Prairie Telephone and Westside Independent. Although no definite plans exist, it is possible that

          Iowa Network Services may consider selling some of those telephone lines in the next two to five years. If that occurs, Breda, Prairie Telephone and Westside Independent will consider pursuing the acquisition of those telephone lines. There is no assurance, however, that Iowa Network Services will ever sell any of the telephone lines, or if it does, that Breda, Prairie Telephone or Westside Independent will determine to pursue those acquisitions or will be successful in acquiring any lines even if they determine to pursue them. Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased former US West telephone properties in Iowa. Given the recent acquisitions of the GTE and US West telephone lines by other telephone companies, Breda currently does not foresee the possibility of the acquisition of any additional telephone lines, other than perhaps from Iowa Network Services as discussed above.

          Breda, Prairie Telephone and Westside Independent currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

          As discussed in Item 1 of this annual report, Breda and Prairie Telephone have purchased spectrum for providing personal communication services in the Breda, Lidderdale and Yale telephone exchange areas. Prairie Telephone has also become a member in Guthrie Group, L.L.C., which is a limited liability company which was organized to purchase spectrum for providing personal communications services in the Guthrie County, Iowa area. Breda is also currently contemplating becoming a member in a limited liability company which may acquire spectrum for providing personal communication services in other areas. Personal
          communication   services   is   a   relatively   new   area   in   the
          telecommunications industry and includes wireless voice and data communication. Although difficult to predict, personal communication services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communication services, and they do not in any event contemplate offering any personal communication services for at least one to two years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services. Breda estimates that it will take at least one to two years for the surrounding areas to build out their personal communication systems to the point where Breda and Prairie Telephone could connect to those systems. Breda, Prairie Telephone and Westside Independent do not currently own spectrum for all of the telephone exchange service areas currently serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. Also, Breda, Prairie Telephone and Westside Independent will face competition in providing personal communication services because no exclusive rights can be acquired with respect to personal communication services. The area of personal communication services is therefore an uncertain area for Breda, Prairie Telephone and Westside Independent.

          Personal communication services are competitive with the telephone services otherwise provided by Breda, Prairie Telephone and Westside Independent. Breda does not believe, however, that investments in personal communication services or in ventures which may be involved in personal communication services are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes positioning itself to be able to offer personal communication services or investing in other ventures which may offer personal communication services are a method of attempting to diversify across the various telecommunications methods which are available today or may become important in the future.

          To date neither Breda nor any of its subsidiaries has experienced any material difficulties regarding Year 2000 issues.

          There are no current plans to expand the cable  services  areas of, or
          the  cable   services   provided   by,   Tele-Services   and  Westside
          Communications.

          Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

          Breda believes that the funds from the sale of its direct broadcast satellite division, along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

Item 7.   Financial Statements.






                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 1999 and 1998
                       WITH INDEPENDENT AUDITOR'S REPORTS

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                                    CONTENTS

                                                                            Page

Independent Auditor's Report                                                 41

Consolidated Financial Statements:

   Consolidated Balance Sheets                                            42-43

   Consolidated Statements of Income                                         44

   Consolidated Statements of Stockholders' Equity                           45

   Consolidated Statements of Cash Flows                                     46

   Notes to Consolidated Financial Statements                             47-59

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Emmetsburg, Iowa
February 18, 2000

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


   ASSETS                                                 1999          1998
   ------                                              -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                           $   411,341   $   782,959
   Current portion of investments                           94,810       114,550
   Accounts receivable                                     681,675       649,044
   Income taxes refundable                                 542,330            --
   Interest receivable                                      67,580        21,455
   Inventories                                              88,479        80,279
   Other                                                    77,527        69,263
                                                       -----------   -----------
                                                         1,963,742     1,717,550
                                                       -----------   -----------

OTHER NONCURRENT ASSETS
   Investments, less current portion                     4,417,624     1,530,045
   Other investments                                     2,725,488     2,468,022
   Intangibles, net of accumulated amortization          1,222,372     1,753,447
   Deferred income taxes                                    11,360            --
   Other                                                        --        21,390
                                                       -----------   -----------
                                                         8,376,844     5,772,904
                                                       -----------   -----------

PROPERTY, PLANT AND EQUIPMENT                            6,340,193     6,185,874
                                                       -----------   -----------

TOTAL ASSETS                                           $16,680,779   $13,676,328
                                                       ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


   LIABILITIES AND STOCKHOLDERS' EQUITY                            1999          1998
   ------------------------------------                        -----------   -----------
CURRENT LIABILITIES
   Current portion of long-term debt                           $   608,412   $   655,072
   Line of credit                                                       --       750,000
   Accounts payable                                                239,787       465,150
   Accrued taxes                                                   125,643       177,033
   Other                                                           104,258        95,817
                                                               -----------   -----------
                                                                 1,078,100     2,143,072
                                                               -----------   -----------

LONG-TERM DEBT, less current portion                             6,547,930     7,156,342
                                                               -----------   -----------

DEFERRED INCOME TAXES                                                   --       268,888
                                                               -----------   -----------

STOCKHOLDERS' EQUITY
   Common stock - no par value,  5,000,000 shares authorized
     37,682 and 37,722 shares issued and outstanding at $149
     and $64 stated value, respectively                          5,614,618     2,414,208
   Retained earnings                                             3,440,131     1,693,818
                                                               -----------   -----------
                                                                 9,054,749     4,108,026
                                                               -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $16,680,779   $13,676,328
                                                               ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.





                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1999 and 1998

                                                       1999             1998
                                                   -----------      -----------
OPERATING REVENUES
   Local network services                          $   512,829      $   397,399
   Network access services                           2,224,956        2,465,833
   Cable television services                         1,047,667          969,691
   Telemarketing services                              398,763          581,437
   Internet services                                   402,730          222,176
   Direct broadcast services (DBS)                          --        1,191,897
   Billing and collection services                      75,926          100,570
   Miscellaneous                                       627,675          616,577
                                                   -----------      -----------
                                                     5,290,546        6,545,580
                                                   -----------      -----------
OPERATING EXPENSES
   Plant specific operations                         1,313,580        1,161,568
   Plant nonspecific operations                         99,353          202,533
   Cost of programming                                 268,932        1,214,420
   Depreciation and amortization                     1,012,964          907,917
   Customer operations                                 701,364          810,159
   Corporate operations                                961,065          670,288
   General taxes                                       151,355          143,602
                                                   -----------      -----------
                                                     4,508,613        5,110,487
                                                   -----------      -----------
OPERATING INCOME                                       781,933        1,435,093
                                                   -----------      -----------
OTHER INCOME (EXPENSE)
   Interest and dividend income                        473,964          202,245
   Interest expense                                   (503,302)        (487,486)
   Interest capitalized                                 26,441               --
   Gain on sale of DBS investment                    7,436,415               --
   Gain (loss) on sale of investments                  (78,771)           8,853
   Loss on disposal of assets                          (73,996)        (118,443)
   Loss on extinguishment of debt                           --          (66,913)
   Income from cellular partnership                    123,109          109,973
   Income from cellular settlement                          --          409,212
   Loss on joint venture, net                          (15,864)         (15,702)
   Other income                                          3,654           19,274
                                                   -----------      -----------
                                                     7,391,650           61,013
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES                           8,173,583        1,496,106
                                                   -----------      -----------
INCOME TAXES                                         3,107,734          593,470
                                                   -----------      -----------
NET INCOME                                         $ 5,065,849      $   902,636
                                                   ===========      ===========

NET INCOME PER COMMON SHARE                        $    134.44      $     23.86
                                                   ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1999 and 1998

                                          Common Stock            Retained
                                     Shares         Amount        Earnings       Total
                                   ----------    -----------    -----------    ----------
Balance at December 31, 1997           37,928    $ 1,555,048    $ 1,666,332    $3,221,380

   Comprehensive income:
      Net income                                                    902,636       902,636

   Common stock redeemed, net            (206)       (15,990)                     (15,990)

   Stated value stock adjustment                     875,150       (875,150)
                                   ----------    -----------    -----------    ----------

Balance at December 31, 1998           37,722      2,414,208      1,693,818     4,108,026

   Comprehensive income:
      Net income                                                  5,065,849     5,065,849

   Dividends paid ($3/share)                                       (113,166)     (113,166)

   Common stock redeemed, net             (40)        (5,960)                      (5,960)

   Stated value stock adjustment                   3,206,370     (3,206,370)
                                   ----------    -----------    -----------    ----------

Balance at December 31, 1999           37,682    $ 5,614,618    $ 3,440,131    $9,054,749
                                   ==========    ===========    ===========    ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1999 and 1998

                                                                 1999           1998
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $ 5,065,849    $   902,636
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           1,012,964        907,917
       Amortization of investment tax credits                     (9,769)        (9,769)
       Deferred income taxes                                    (270,479)      (146,224)
       Gain on sale of DBS investment                         (7,436,415)            --
       Loss on disposal of assets                                 73,996        118,443
       Change in method of accounting                                 --         49,115
       Changes in operating assets and liabilities:
          (Increase) decrease in assets                         (656,382)       109,690
          Decrease in liabilities                               (268,312)      (410,324)
                                                             -----------    -----------
       Net cash provided by (used in) operating activities    (2,488,548)     1,521,484
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                       (1,249,414)    (1,955,965)
   Salvage, net of removal cost                                    6,475        162,377
   Purchase of investments                                    (2,867,839)       122,925
   Increase in other investments                                (257,466)       (99,961)
   Purchase of intangibles                                       (28,825)            --
   Proceeds from sale of DBS investment                        8,038,197             --
                                                             -----------    -----------
       Net cash provided by (used in) investing activities     3,641,128     (1,770,624)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock redeemed                                          (5,960)       (15,990)
   Proceeds from long-term debt                                       --      3,650,050
   Proceeds from line of credit                                       --        750,000
   Repayment of long-term debt                                  (655,072)    (3,964,846)
   Repayment of line of credit                                  (750,000)            --
   Dividends paid                                               (113,166)            --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities    (1,524,198)       419,214
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (371,618)       170,074
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   782,959        612,885
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   411,341    $   782,959
                                                             ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Breda Telephone Corporation is a provider of telecommunications exchange and local access services, cable television services, telemarketing services, internet services and telecommunications equipment in a service area located primarily in west central Iowa.

          The accounting policies of the Company and its subsidiaries conform to generally accepted accounting principles and reflect practices appropriate to the telephone and cable television industries.
          Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the Company are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission as modified by the Iowa State Utilities Division (ISUD).

          Principles of Consolidation

          The consolidated financial statements include the accounts of Breda Telephone Corporation and its wholly-owned subsidiaries, Prairie Telephone Company, Inc., Westside Telephone Company, and
          Tele-Services,  Ltd.  (herein  referred  to  as  "the  Company").  All material intercompany transactions have been eliminated in consolidation.

          Cash and Cash Equivalents

          All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

          Investments

          Debt and marketable equity securities bought and held principally for selling in the near future are classified as trading securities and carried at fair value. Unrealized holding gains and losses on trading securities are reported in earnings. Debt and marketable equity securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses recorded as a separate component of stockholders' equity. Debt securities for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The Company used the FIFO method of computing realized gains and losses.

          Non-marketable   equity  investments,   over  which  the  Company  has
          significant influence or a 20% ownership, are reflected on the equity method. Other non-marketable equity investments are stated at cost.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          Property, Plant and Equipment

          Property, plant and equipment are capitalized at original cost, including the capitalized cost of salaries and wages, materials, certain payroll taxes, and employee benefits.

          The Company provides for depreciation for financial reporting purposes on the straight-line method by the application of rates based on the estimated service lives of the various classes of depreciable property. These estimates are subject to change in the near term.

          Renewals and betterments of units of property are charged to telephone plant in service. When telephone plant is retired, its cost is removed from the asset account and charged against accumulated depreciation together with removal cost less any salvage realized. No gains or losses are recognized in connection with routine retirements of depreciable telephone property. Repairs and renewals of minor items of property are included in plant specific operations expense.

          Repairs of other property, as well as renewals of minor items of property are included in plant specific operations expense. A gain or loss is recognized when other property is sold or retired.

          Long-Lived Assets, Including Intangibles

          The Company would provide for impairment losses on long-lived assets, including intangibles used in operations, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current conditions, management does not believe any of its long-lived assets are impaired.

          Income Taxes

          Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities arise from differences between the basis of property, plant and equipment and partnership profits and losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

          Revenue Recognition

          The Company recognizes revenues when earned regardless of the period in which they are billed. The Company is required to provide telephone service to subscribers within its defined service territory.

          Local network service, internet service and cable television service revenues are recognized over the period a subscriber is connected to the network.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          Network access revenues are derived from charges for access to the Company's local exchange network. The interstate portion of network access revenues are received through pooling arrangements administered by the National Exchange Carrier Association (NECA) based on average schedule formulas. The intrastate portion of network access revenues are billed based upon the Company's tariff for access charges filed with the ISUD. The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried.

          Other revenues include telemarketing services and contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed.

          The Company uses the reserve method to recognize uncollectible accounts receivable.

          Reclassifications

          Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE 2.   INVESTMENTS

          The amortized cost and fair value of investments classified as held-to-maturity and available-for-sale are as follows:

                                                                 Gross            Gross
                                               Amortized      Unrealized        Unrealized          Fair
               December 31, 1999                  Cost           Gains            Losses            Value
               -----------------               ----------      ---------       -----------       ----------
          Held-to-Maturity:
             Municipal Bonds                   $4,361,468      $   2,050       $  (141,995)      $4,221,523
             U.S. Treasury Notes                   59,894                           (5,908)          53,986
             Government Securities                 51,663                           (3,506)          48,157

          Available-for-Sale:
             Marketable equity securities          39,409                           (1,534)          37,875
                                               ----------      ---------       -----------       ----------
                                               $4,512,434      $   2,050       $  (152,943)      $4,361,541
                                               ==========      =========       ===========       ==========

               December 31, 1998
               -----------------
          Held-to-Maturity:
             Municipal Bonds                   $1,518,112      $  18,566       $    (1,213)      $1,535,465
             U.S. Treasury Notes                   35,195          1,893                             37,088
             Government Securities                 51,879                           (1,316)          50,563

          Available-for-Sale:
             Marketable equity securities          39,409            529                             39,938
                                               ----------      ---------       -----------       ----------
                                               $1,644,595      $  20,988       $    (2,529)      $1,663,054
                                               ==========      =========       ===========       ==========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 2.   INVESTMENTS, (Continued)

                                              1999            1998
                                           ----------      ----------
               Amounts classified as:
                  Current                  $   94,810      $  114,550
                  Noncurrent                4,417,624       1,530,045
                                           ----------      ----------
                                           $4,512,434      $1,644,595
                                           ==========      ==========

          There were no sales of available-for-sale securities during 1999 or 1998 and; therefore, no proceeds nor any realized gains or losses for either year.

          Investments classified as held-to-maturity at December 31, 1999, are summarized below by contractual maturity date:

               Due in one year or less                    $   55,401
               Due after one year through five years       1,789,955
               Due after five years                        2,627,669
                                                          ----------
                                                          $4,473,025
                                                          ==========

NOTE 3.   OTHER INVESTMENTS

          Other  investments  include   non-marketable   equity  securities  and
          certificates, along with capital contributions to partnerships and limited liability companies, and joint ventures as shown below:

                                                                  1999         1998
                                                               ----------   ----------
          Alpine Communications, L.C                           $  781,579   $  600,000
          Rural Telephone Finance Cooperative - certificates      533,319      538,422
          RSA #1, Ltd.                                            348,542      348,542
          RSA #7, Ltd.                                            144,049      144,049
          RSA #8, Ltd.                                            310,491      210,129
          Central Iowa Cellular, Inc.                             206,770      206,770
          Rural Telephone Bank - stock                            164,841      162,806
          Quad County Communications                              136,192      152,057
          Iowa Network Services - stock                            78,705       78,705
          Other                                                    21,000       26,542
                                                               ----------   ----------
                                                               $2,725,488   $2,468,022
                                                               ==========   ==========

          The Company has a 15.79% interest in Alpine Communications, L.C. (Alpine). The Alpine group includes several Independent Telephone Companies whom have formed an entity and have purchased U.S. West telephone properties in Iowa.

          The Company's percentage interests in RSA #1, Ltd., RSA #7, Ltd., RSA #8, Ltd. and Central Iowa Cellular, Inc. (Des Moines MSA) partnerships are 9.2%, 7.1%, 11.7% and 4.8%, respectively at December 31, 1999. In addition, the Company owns a 16.7% interest in RSA #9, Ltd. partnership of which they have no original cash investment.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 3.   OTHER INVESTMENTS, (Continued)

          Additionally, Westside Independent Telephone Company, a wholly-owned subsidiary of Breda Telephone Corporation, has a 33.33% ownership interest in Quad County Communications. Condensed financial data for Quad County Communications is as follows:

                                                1999             1998
                                             ---------        ---------
               Ordinary income (loss)        $ (47,593)       $ (47,190)
               Interest income                      --               85
                                             ---------        ---------
               Net income (loss)             $ (47,593)       $ (47,105)
                                             =========        =========

               Current assets                $   5,924        $   5,625
               Non-current assets              415,109          461,729
               Current liabilities              12,456           11,184
               Non-current liabilities               0                0

          The investment in Quad County Communications is being accounted for on the equity method. The remaining investments are accounted for on the cost method.

NOTE 4.   INTANGIBLES

          During 1999, the Company purchased PCS licenses for $28,825. The costs are being amortized on the straight-line basis over ten years. The amount charged to expense and accumulated amortization during 1999 was $1,442.

          On June 1, 1998, the Company acquired 100% ownership of Westside Independent Telephone Company. The total cost of the acquisition exceeded the fair value of the net assets of Westside Independent Telephone Company by $1,178,472. This excess was recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Accumulated amortization as of December 31, 1999 and 1998 was $124,452 and $45,848, respectively.

          Additionally on June 1, 1998, Tele-Services, Ltd., a wholly-owned subsidiary of Breda Telephone Corporation, acquired 100% ownership of Westside Communications, Inc. The total cost of the acquisition exceeded the fair value of the net assets of Westside Communications, Inc. by $157,611. This excess was also recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Accumulated amortization as of December 31, 1999 and 1998 was $16,642 and $6,130, respectively.

          In 1992, the Company entered into an agreement with the National Rural Telecommunications Cooperative (NRTC) for the exclusive right to market and sell Direct Broadcast Service (DBS) to certain residences in ten Iowa and Nebraska counties. The agreement remains in effect for ten years from the service commencement date or until the satellite is removed, which ever occurs earlier. The DBS distribution rights of $640,012 are being amortized on the straight-line basis over fifteen years. Accumulated amortization at December 31, 1998 was $170,670 and amortization expense for 1998 was $42,668. See note sixteen for disposition of DBS investment.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 5.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment includes the following:

                                                           1999         1998
                                                       -----------   -----------
          Telephone Plant in Service -
             Land                                      $    39,008   $    39,008
             Buildings                                     694,945       687,545
             Other general support assets                  988,906       880,367
             Central office assets                       2,098,570     1,981,453
             Cable and wire facilities                   3,651,397     3,546,900
             Other plant and equipment                     588,439       484,891
                                                       -----------   -----------
                                                         8,061,265     7,620,164
                                                       -----------   -----------
          Cable Television Plant in Service -
             Franchise                                      32,992        32,992
             Land                                            8,586         8,586
             Buildings                                     237,557       237,557
             Towers, antennas and head end equipment     1,473,562     1,458,476
             Cable and wire facilities                   1,558,797     1,537,812
             Other plant and equipment                     189,320       207,492
                                                       -----------   -----------
                                                         3,500,814     3,482,915
                                                       -----------   -----------
          DBS Plant in Service -
             Leased dishes                                      --       319,940
                                                       -----------   -----------
                 Total property, plant and equipment    11,562,079    11,423,019
                 Less accumulated depreciation           5,221,886     5,237,145
                                                       -----------   -----------
                                                       $ 6,340,193   $ 6,185,874
                                                       ===========   ===========

          Application of rates to the various classes of plant produced a composite rate of depreciation on average depreciable plant for the years ended December 31, 1999 and 1998 of 8.0% and 7.6%, respectively.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 6.   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                       1999             1998
                                                   -----------      -----------
          Rural Telephone Finance Cooperative
             7.25% (Variable Rate)                 $   328,864      $   459,342
             7.00% (Variable Rate)                     994,264        1,172,817
             6.95% (Variable Rate)                   1,353,248        1,415,110
             6.95% (Variable Rate)                   2,211,926        2,313,042
             7.35% (Fixed Rate)                      2,268,040        2,371,721

          Building Mortgage Note - 7.00%                    --           79,382
                                                   -----------      -----------
                 Total long-term debt                7,156,342        7,811,414
                 Less current portion                 (608,412)        (655,072)
                                                   -----------      -----------
                                                   $ 6,547,930      $ 7,156,342
                                                   ===========      ===========

          The annual requirements for principal payments on long-term debt for the next five years are as follows:

                                                 Principal
                                                 ---------
                    2000                          $608,412
                    2001                           643,059
                    2002                           579,166
                    2003                           561,969
                    2004                           562,809

          Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with the Rural Telephone Finance Cooperative (RTFC). These mortgage notes are to be repaid in equal quarterly installments covering principal and interest and expire by the year 2013.

          The security and loan agreements underlying the RTFC notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. The Company is restricted from making any distributions, except as might be specifically authorized in writing in advance by the RTFC noteholders, unless minimum net worth exceeds 40% and distributions are limited to certain levels of prior year cash margins. In addition, the Company is required to achieve a debt service coverage ratio of not less than 1.25 and a times interest earned ratio of not less than 1.5. These ratios are to be determined by averaging each of the two highest annual ratios during the three most recent fiscal years.

          The Company received approval on a line of credit from the RTFC for $750,000. The approved line of credit was available until January 13, 2000 at a rate of 7.6%. The Company had not drawn down any funds as of December 31, 1999. The line of credit has been renewed for an additional twelve month period.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 6.   LONG-TERM DEBT, (Continued)

          In addition, Prairie Telephone Company, Inc. a wholly-owned subsidiary of Breda Telephone Corporation, received approval on a line of credit from the RTFC for $250,000. This approved line of credit was also available until January 13, 2000 at a rate of 7.6%. The Company had not drawn down any funds as of December 31, 1999. The line of credit has been renewed for an additional twelve month period.

          At December 31, 1998, the Company had an outstanding line of credit balance with the RTFC of $750,000. The principal and interest, at a rate of 6.7%, was paid during first quarter 1999.

NOTE 7.   INCOME TAXES

          Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                          1999           1998
                                                      -----------     ---------
          Federal income taxes -
             Current tax expense                      $ 2,584,445     $ 562,083
             Deferred tax benefit                        (205,565)     (109,668)
             Amortization of investment tax credits        (9,769)       (9,769)
          State income taxes -
             Current tax expense                          803,537       187,380
             Deferred tax benefit                         (64,914)      (36,556)
                                                      -----------     ---------
          Total income tax expense                    $ 3,107,734     $ 593,470
                                                      ===========     =========

          Deferred federal and state tax liabilities and assets are summarized as follows:

                                                          1999           1998
                                                      -----------     ---------
          Deferred Tax Liabilities
             Federal                                  $   296,855     $ 411,632
             State                                         93,744       137,211
                                                      -----------     ---------
                Total Deferred Tax Liabilities            390,599       548,843
                                                      -----------     ---------
          Deferred Tax Assets
             Federal                                      346,185       257,453
             State                                        109,322        85,818
                                                      -----------     ---------
                Total Deferred Tax Assets                 455,507       343,271
                                                      -----------     ---------
             Net Deferred Tax (Liability) Asset       $    64,908     $(205,572)
                                                      ===========     =========
          Current portion                             $        --     $      --
          Long-term portion                                64,908      (205,572)
                                                      -----------     ---------
             Net Deferred Tax (Liability) Asset       $    64,908     $(205,572)
                                                      ===========     =========

          The tax provision differs from the expense that would result from applying the federal statutory rates to income before taxes as the result of state income taxes being deductible in determining taxable income and the amortization of investment tax credits.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 7.   INCOME TAXES, (Continued)

          The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                          1999         1998
                                                         ------       ------
          Statutory federal income tax rate                34.0%        34.0%
          State income taxes, net of federal benefit        5.1          6.4
          Amortization of investment tax credits           (1.1)        (1.2)
          Amortization of goodwill                           --           .5
                                                         ------       ------
               Effective income tax rate                   38.0%        39.7%
                                                         ======       ======

NOTE 8.   OPERATING SEGMENTS INFORMATION

          The Company organizes its business into two reportable segments: local exchange carrier (LEC) services and broadcast services. The LEC services segment provides telephone, data and other services to customers in local exchanges. The broadcast services segment provides cable television to customers in Iowa and Nebraska and during 1998 included DBS. The Company also has operations in internet and telemarketing services that do not meet the quantitative thresholds for reportable segments.

          The Company's reportable business segments are strategic business units that offer different products and services. Each reportable segment is managed separately primarily because of different products, services and regulatory environments. LEC segments have been aggregated because of their similar characteristics.

          The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                               Local
                                              Exchange
                 1999                         Carriers     Broadcast     Other         Total
          -------------------------------   -----------   ----------   ---------    -----------
          Revenues and sales                $ 3,551,877   $1,047,667   $ 691,002    $ 5,290,546
          Intersegment revenue and sales             --           --          --             --
          Interest and dividend income          458,901       15,063          --        473,964
          Interest expense                      429,750       73,552          --        503,302
          Depreciation and amortization         634,664      344,195      34,105      1,012,964
          Income tax expense (benefit)          363,435    2,786,595     (42,296)     3,107,734
          Segment profit (loss)                 552,861    4,578,358     (65,370)     5,065,849
          Segment assets                     14,346,890    1,845,056     735,919     16,927,865
          Expenditures for segment assets     1,071,365       37,512     140,537      1,249,414

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 8.   OPERATING SEGMENTS INFORMATION, (Continued)

                                              Local
                                             Exchange
                     1998                    Carriers     Broadcast       Other         Total
                     ----                  -----------   -----------    ---------    -----------
          Revenues and sales               $ 3,653,189   $ 2,161,588    $ 730,803    $ 6,545,580
          Intersegment revenue and sales            --            --           --             --
          Interest and dividend income         180,710        19,966        1,569        202,245
          Interest expense                     396,234        91,252           --        487,486
          Depreciation and amortization        506,279       386,241       15,397        907,917
          Income tax expense (benefit)         670,706       (48,580)     (28,656)       593,470
          Segment profit (loss)              1,080,635      (136,905)     (41,094)       902,636
          Segment assets                    10,128,218     2,963,322      708,829     13,800,369
          Expenditures for segment assets    1,258,653       206,030      491,282      1,955,965

             Reconciliation of Segment Information         1999            1998
             -------------------------------------     ------------    ------------
          REVENUES:
             Total revenues for reportable segments    $  4,599,544    $  5,814,777
             Other revenues                                 691,002         730,803
                                                       ------------    ------------
                 Consolidated Revenues                 $  5,290,546    $  6,545,580
                                                       ============    ============
          PROFIT:
             Total profit for reportable segments      $  5,131,219    $    943,730
             Other profit (loss)                            (65,370)        (41,094)
                                                       ------------    ------------
                 Net Income                            $  5,065,849    $    902,636
                                                       ============    ============
          ASSETS:
             Total assets for reportable segments      $ 16,191,946    $ 13,091,540
             Other assets                                   735,919         708,829
             Elimination of intercompany receivables       (247,086)       (124,041)
                                                       ------------    ------------
                 Consolidated Assets                   $ 16,680,779    $ 13,676,328
                                                       ============    ============

NOTE 9.   SUPPLEMENTAL CASH FLOW INFORMATION

          Non-cash investing and financing activities included $191,321 during the year ended December 31, 1998, relating to plant and equipment additions placed in service during 1998 which are reflected in the outstanding line of credit at year end.

          Additionally, during 1998 the Company purchased all of the capital stock of Westside Independent Telephone Company and Westside Communications, Inc. for $2,264,327. The following is a summary of the purchase which was entirely debt financed.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 9.   SUPPLEMENTAL CASH FLOW INFORMATION, (Continued)

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
                                                          -----------
                                                          $ 2,264,327
                                                          ===========

          Cash paid for interest, net of amounts capitalized for 1999 and 1998, totaled $476,861 and $487,486, respectively.

          Cash paid for income taxes and estimated income taxes for 1999 and 1998 totaled $3,990,528 and $981,473, respectively.

NOTE 10.  NET INCOME PER COMMON SHARE

          Net income per common share for 1999 and 1998 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 1999 and 1998 were 37,682 and 37,831, respectively.

NOTE 11.  STATED VALUE STOCK ADJUSTMENT

          During 1999, the board of directors authorized an additional $85.00 increase in the stated value of each share of common stock from $64.00 to $149.00. There were 37,722 shares outstanding at the time of the value adjustment, which reduced retained earnings by $3,206,370.

          The 1998 authorized increase was $23.00 and increased the stated value of each share of common stock from $41.00 to $64.00. There were 38,050 shares outstanding at the time of the value adjustment, which reduced retained earnings by $875,150.

NOTE 12.  STOCK RESTRICTIONS

          The Company has one class of common stock. Each stockholder is entitled to one vote regardless of the number of shares owned. Restrictions on the stock include the following:

          o Individuals purchasing new shares of stock must be living within the service area of the Company and subscribe to the Company's telephone services. In addition, new stockholders are limited to purchasing no more than thirty shares of stock directly from the Company.

          o Stockholders are limited to ownership of not more than one percent of the outstanding shares of stock unless ownership was prior to the restated Articles of Incorporation.

          o Stockholders shall not sell any shares of stock owned unless the Company has been given first right of refusal.

          o In households with multiple individuals, only one person must be deemed the subscriber of Company services.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 12.  STOCK RESTRICTIONS, (Continued)

          o A one-time stock transfer to a family member (spouse, child, grandchild, parent, grandparent, or sibling) is allowed even if such transferee resides outside of the telephone exchange service area and is not a subscriber of the Company's telephone services.

          o    Stock transfers require the consent of the board of directors.

          The Company may adopt bylaws which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13.  EMPLOYEE BENEFIT PLAN

          The Company adopted for its employees who have met certain eligibility requirements, a defined benefit retirement and security program sponsored by the National Telephone Cooperative Association. The multi-employer plan calls for the Company to contribute 8.6% of each enrolled employee's annual gross salary. As a condition of participation, each participating employee must also contribute a minimum 3% of their annual gross salary. Contributions made by the Company totaled $63,722 and $63,045 for the years ended December 31, 1999 and 1998, respectively.

NOTE 14.  CONCENTRATIONS OF CREDIT RISK

          The Company grants credit to local telephone service and cable television service customers, all of whom are located in the franchised service areas, and to telecommunications intrastate and interstate long distance carriers.

          The Company has received approximately 42% of its operating revenues from access revenues and assistance provided by the Federal Universal Service Fund. The manner in which access revenues are determined by regulatory bodies and universal service funding is determined for qualifying organizations is currently being modified as a result of the Telecommunications Act of 1996.

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, along with both current and noncurrent investments. The Company places its cash, cash equivalents and investments in several financial institutions which limits the amount of credit exposure in any one financial institution.

          Additionally, Pacific Junction Telemarketing Center, Inc. wholly-owned subsidiary of Prairie Telephone Company, Inc., received nearly all of its telemarketing service revenues from one customer during both 1999 and 1998; however, it was a different customer each year. For the years ended December 31, 1999 and 1998, the telemarketing service revenues from the major customer were $226,243 and $579,836, respectively. At December 31, 1999 and 1998, the amount due from each respective customer, included in accounts receivable on the balance sheet, was $46,305 and $101,676, respectively.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 15.  ACQUISITIONS

          On June 1, 1998, Breda Telephone Corporation acquired Westside Independent Telephone Company in a business combination accounted for as a purchase. The Company purchased stock and the purchase price was then allocated to the respective assets acquired in the transaction based on fair value. Westside Independent Telephone Company owns and provides the telephone service in Westside, Iowa. The operations of Westside Independent Telephone Company are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $2,010,038, which exceeded the fair value of the net assets of Westside Independent Telephone Company by $1,178,472. The excess was recorded as goodwill and is being amortized on the straight-line basis over fifteen years.

          Additionally on June 1, 1998 in a related transaction, Tele-Services, Ltd., a wholly-owned subsidiary of Breda Telephone Corporation, acquired Westside Communications, Inc. in a business combination also accounted for as a purchase. Tele-Services, Ltd. also purchased stock and the purchase price was then allocated to the respective assets acquired in the transaction based on fair value. Westside Communications, Inc. owned and operated the cable television systems in Westside and Arcadia, Iowa. The operations of Westside Communications, Inc. are included in the accompanying financial statements since the date of acquisition, as well. The total cost of the acquisition was $254,289, which exceeded the fair value of the net assets of Westside Communications, Inc. by $157,611. The excess was recorded as goodwill and is being amortized on the straight-line basis over fifteen years.

          The total cost of both acquisitions was $2,264,327 and the total goodwill recorded was $1,336,083. See note four for additional details regarding both transactions.

          On October 31, 1998, Tele-Services, Ltd. purchased the Auburn cable television system from New Path Communications, L.C. This business combination was also accounted for as a purchase. The purchase price of $64,610 was allocated to the respective assets purchased and two months of operations were recorded as of December 31, 1998.

          Assuming these acquisitions had occurred on January 1, 1998, unaudited pro forma consolidated revenues for the year ended December 31, 1998 would have been $6,713,000. After considering pro forma adjustments, such as additional amortization expense as a result of goodwill and certain other acquisition related transactions, pro forma income and earnings per share would not have been materially different from the reported amounts for 1998. The unaudited pro forma amounts are not indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 1998.

NOTE 16.  DISPOSITION OF DBS INVESTMENT

          On January 11, 1999, the Company sold substantially all of its assets and liabilities related to the Direct Broadcast Satellite (DBS) investment. The Company received cash of $8,038,197 and the transaction resulted in a gain of $7,436,415, which was included in operations during the first quarter of 1999.

NOTE 17.  SUBSEQUENT EVENT

          Subsequent to year-end, the Company and all other stockholders of Central Iowa Cellular, Inc. (CIC) have reached a tentative agreement with a qualified purchaser to sell all of the outstanding shares of CIC stock. The transaction, which requires various regulatory approvals, is expected to close during the second quarter of 2000. The sale will be a cash transaction, resulting in an estimated after tax gain of $3,500,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Breda has not had any change in its accountants during the last three years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item.

          Anderson and Company, in Emmetsburg, Iowa, has served as Breda's accounting firm for over 20 years. Anderson and Company was merged into Kiesling Associates LLP, effective as of June 1, 1999. Kiesling Associates LLP's principal office is located in Madison, Wisconsin. It also has offices in other cities, including Des Moines, Iowa, and Emmetsburg, Iowa. The merger of Anderson and Company into Kiesling Associates LLP did not arise from any disagreements with Breda and was otherwise unrelated to Breda, and Breda has engaged Kiesling Associates LLP as Breda's accounting firm.


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act.

          Directors and Officers.

          The directors and executive officers of Breda are as follows:

              Name                       Age               Position(s)
              ----                       ---               -----------

          Dean Schettler                  47               President and
                                                           Director

          Clifford Neumayer               51               Vice-President and
                                                           Director

          Larry Daniel                    57               Secretary and
                                                           Director

          Scott Bailey                    37               Treasurer and
                                                           Director

          Dave Hundling                   52               Director

          John Wenck                      61               Director

          Dave Grabner                    51               Director

          Dean Schettler has been the President and a director of Breda since April, 1997. His current term as a director will end in May, 2000. He has also held each of those positions with each of Breda's subsidiaries since April, 1997. Mr. Schettler has been employed by Pella Corporation, Pella, Iowa, since August, 1986. He was a moulder technician until August, 1997. Since that time he has been a production coordinator. Pella Corporation is a window and door manufacturer.

          Clifford Neumayer has been the Vice-President and a director of Breda since April, 1996. His current term as a director of Breda will end in April, 2002. He has also held each of those positions with each of Breda's subsidiaries since April, 1996. Mr. Neumayer has been self employed as a farmer since 1970.

          Larry Daniel has been the Secretary and a director of Breda since April, 1995. His current term as a director of Breda will end in April, 2001. He has also held each of those positions with each of Breda's subsidiaries since April, 1995. Mr. Daniel is a self-employed farmer, and has been for at least the last five years.

          Scott Bailey has been a director of Breda since April, 1998. His current term as a director of Breda will end in April, 2001. He has also served as a director of each of Breda's subsidiaries since April, 1998. He has been Breda's treasurer, and the treasurer of Breda's subsidiaries since April, 1999. Mr. Bailey was the finance manager of marketing and sales for Pella Corporation, Pella, Iowa, from August, 1993, to September, 1995. He has been a controller for Pella Corporation since September, 1995 to the present. Pella Corporation is a window and door manufacturer.

          Dave Hundling has been a director of Breda since April, 1997. His current term as a director of Breda will end in May, 2000. He has also served as a director of each of Breda's subsidiaries since April, 1997. Mr. Hundling is also a self employed farmer, and has been for at least the last five years.

          John Wenck has been a director of Breda since April, 1997. His current term as a director of Breda will end in May, 2000. He has also served as a director of each of Breda's subsidiaries since April, 1997. Mr. Wenck is currently self employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

          Dave Grabner has been a director of Breda since April, 1999. His current term as a director of Breda will end in April, 2002. He has also served as a director of each of Breda's subsidiaries since April, 1999. Mr. Grabner is currently self employed as an electrician, and has been for at least the last five years. He was also previously self-employed as a farmer.

          The number of directors for Breda is currently fixed at seven. Each of Breda's directors is elected to a three year term and until his or her successor is elected. The terms of the directors of Breda are staggered, so that approximately one-third of the directors are elected each year. If a person has served for three consecutive terms as a director, that person must be off the board for at least one year before the person can again be elected as a director. Each director of Breda must also be a shareholder of Breda, and a director shall automatically cease to be a director if he or she sells or transfers all of his or her shares of common stock in Breda. Each director must also be at least 18 years of age.

          The officers of Breda are elected annually by the board of directors at its annual meeting, and hold office until the next annual meeting of the board of directors and until their successor is chosen. Officers may also be removed by the board of directors at any time, with or without cause. Each officer must also be a director and a shareholder of Breda.

          Breda believes that two of its employees are and will continue to make a significant contribution to its business. Those employees are as follows:

                   Name                  Age               Position
                   ----                  ---               --------
          Robert J. Boeckman              38               Manager

          Jane A. Morlok                  46               Co-Manager

          Both Mr. Boeckman and Ms. Morlok are employed pursuant to employment agreements with Breda. Those employment agreements are discussed in
          Item 10 of this annual report.

          Mr. Boeckman has been employed by Breda in various capacities since May, 1982. Prior to January, 1995, he was Breda's assistant manager. He has been the manager since January, 1995, and he was also given the title of chief operating officer in March, 1998.

          Ms. Morlok has been the co-manager of Breda since March 30, 1998. Ms. Morlok was the assistant administrator/CFO of Manning Regional Healthcare Center in Manning, Iowa from July of 1987 until March 20, 1998. Her responsibilities in that position included budgeting, reimbursement and rate setting for the hospital and nursing home run by the Manning Regional Healthcare Center, as well as daily general ledger operations and IRS filings. She also provided similar services to several other affiliated corporations.


          Section 16(a) Beneficial Ownership Reporting Compliance.

          Two of Breda's directors, Clifford Neumayer and David Grabner, filed amendments to their initial Form 3 filings with the SEC on March 10, 2000. The purpose of Mr. Neumayer's amendment was to delete the information in Mr. Neumayer's Form 3 which stated that he had beneficial ownership of fifteen shares of Breda's common stock which were held by another individual and one share held by a partnership. After further review, it was determined that the individual did not own any shares of Breda's common stock, and that Mr. Neumayer was not one of the partners of the partnership. The purpose of Mr. Grabner's amendment was to add the information that Mr. Grabner beneficially owns the one share of Breda's common stock that is held by Mr. Grabner's spouse.

Item 10.  Executive Compensation.

          Summary Compensation Table.

          The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's manager, in the 1999, 1998 and 1997 fiscal years. Mr. Boeckman's services as the manager of Breda are similar to those normally provided by the chief executive officer of an Iowa corporation.

                           Summary Compensation Table

          Name and                                             Other Annual         All Other
          Position                Year   Salary(1)   Bonus     Compensation(2)   Compensation(3)
          --------                ----   ---------   -----     ---------------   ---------------
          Robert J. Boeckman,     1999    $74,159    $  -0-         $  617           $14,568
              Manager             1998    $70,700    $2,000         $4,737           $13,951
                                  1997    $67,142    $2,000         $3,015           $13,157

          (1) This amount includes a contribution by Mr. Boeckman of 3% of his annual gross salary pursuant to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. As a condition of participation in that program, Mr. Boeckman must contribute a minimum of 3% of his annual gross salary. See also the "All Other Compensation" column above.

          (2) This amount includes payments to Mr. Boeckman by Breda from a fund established by Breda based upon sales of cell phones. The fund is allocated equally among the employees employed at Breda's and Westside Independent's offices. All employees share in the fund even if they are not involved in the sale of cell phones. Mr. Boeckman is not involved in those sales. The amount also includes a yearly clothing allowance and the estimated yearly value of services provided to Mr. Boeckman by Breda or its subsidiaries at no cost. Those services are local telephone service, basic cable service, internet access, and cellular phone service.

          (3) This amount represents contributions by Breda on behalf of Mr. Boeckman to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of Mr. Boeckman's annual gross salary. See also footnote 1 above regarding Mr. Boeckman's contributions to the program. This amount also includes a long term disability contribution of 1.02% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

          Dean Schettler is the president of Breda. No information is provided for Mr. Schettler in the summary compensation table because he does not receive compensation in his capacity as the president of Breda. Mr. Schettler does receive compensation for his services as a director of Breda. The compensation payable to directors is discussed below.

          No officer's or employee's total annual salary, bonus and other annual compensation exceeded $100,000 during any of the 1997, 1998 or 1999 fiscal years.

          Director Compensation.

          All of Breda's directors currently receive $100 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $50 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors. Breda's directors received the same amounts in 1998, except that the vice-president of Breda did not receive an additional $25 per meeting in 1998.

          All of Breda's directors currently receive $125 per day for all day meetings of the board of directors. The directors also received $125 per day for all day meetings of the board of directors in 1998.

          All of Breda's directors also currently receive $125 for each outside meeting attended by a director and which lasts over three hours. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the board of directors. Examples of outside meetings include conventions and city council meetings.

          Breda's directors are also reimbursed for mileage and for any expenses paid by them on account of attendance at any meeting of the board of directors or other meetings attended by them in their capacity as a director of Breda.

          Breda's directors may also receive internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300. They were also entitled to receive internet access in 1998.

          Employment Agreements.

          Breda has entered into employment agreements with Robert Boeckman, Breda's manager, and with Jane Morlok, Breda's co-manager. Those employment agreements are discussed below. Breda is in the process of negotiating a new employment agreement with both Mr. Boeckman and Ms. Morlok, but no definitive agreements had been reached at the time of the preparation of this annual report.

          Mr. Boeckman. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement. The term of the employment agreement will currently end on December 31, 2001. The employment agreement will automatically extend for successive one year periods, however, unless Breda or Mr. Boeckman provides the other with written notice prior to April 1 in any year of their desire to terminate the employment agreement at the end of that year. Breda may also terminate the employment agreement for any reason, including a breach or default by Mr. Boeckman, by giving Mr. Boeckman at least ninety days notice of his last day of employment with Breda.

          Mr. Boeckman's salary is increased under the employment agreement effective January 1 of each year to an amount equal to the previous year's salary, plus 3 1/2% of the previous year's salary, and the additional amount determined by multiplying the previous year's salary by the percentage increase as shown in the U.S. Department of Labor cost of living index for the previous year. In other words, Mr. Boeckman's yearly salary is increased by 3 1/2% percent plus a cost of living increase based on any increase in the U.S. Department of Labor's cost of living index.

          If Mr. Boeckman becomes totally disabled, he will continue to receive his then current salary until benefits under Breda's disability program become payable to him.

          If he dies while employed, Mr. Boeckman's estate or other designated beneficiary will receive his salary up to the date of death, and an additional six months of salary at the rate at the time of death and the salary equivalent of all accrued unused vacation time at the date of death.

          If Breda terminates Mr. Boeckman's employment without cause, Mr. Boeckman will receive a payment from Breda of an amount equal to the remaining salary that would have been paid to him up to the then expiration date of the employment agreement.

          Mr. Boeckman may terminate his employment with Breda if there is a change in the majority ownership of Breda. In that event, Mr. Boeckman will be entitled to receive a payment from Breda of an amount equal to the remaining salary that would have been paid to him up to the then expiration date of the employment agreement.

          Mr. Boeckman is also reimbursed by Breda under the employment agreement for all necessary and reasonable expenses incurred by him in performing services for Breda.

          Mr. Boeckman is also entitled to the same benefits and under the same conditions as are available to other full time employees of Breda. Some of those benefits include life insurance and disability insurance, and participation in Breda's defined benefit retirement and security program. Breda contributes an amount equal to 8.6% of Mr. Boeckman's annual gross salary under that program.

          Mr. Boeckman may also receive an annual bonus in the discretion of Breda's board of directors. He received a $2,000 bonus in each of 1997 and 1998.

          Ms. Morlok. Ms. Morlok is employed as Breda's co-manager under her employment agreement. The term of the employment agreement will end on March 30, 2000. It is contemplated that Ms. Morlok will continue to be employed as Breda's co-manager after that date on a month-to-month basis. Breda may terminate Ms. Morlok's employment at any time for any reason by giving her thirty days prior written notice. In that case, however, Breda must pay Ms. Morlok an amount equal to the remaining salary that would have been paid to her through the normal termination date of the employment agreement. Breda may also terminate the employment agreement on five days prior written notice if the termination is for cause. The employment agreement will also terminate thirteen weeks after Ms. Morlok is determined to be totally disabled.

          Ms. Morlok's current annual salary under the employment agreement is $61,000. Her salary is reviewed at least every six months.

          She also receives various other benefits under the employment agreement, such as three weeks paid vacation per year; health, disability and life insurance; a death benefit; participation in Breda's defined benefit retirement and security program; a clothing allowance; and free local telephone and basic cable services.

          Breda does not have any written employment agreements with any officers or any other employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          Breda is only authorized to issue common stock.

          The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2000 by:

          o each person known by Breda to be the beneficial owner of more than 5% of Breda's common stock;

          o    each of Breda's directors;

          o    each of Breda's officers;

          o    the person employed by Breda as its manager; and

          o all directors and officers of Breda and the manager of Breda as a group.

                            Security Ownership Table

          Name and Address of
            Beneficial Owner           Number of Shares     Percentage Ownership
            ----------------           ----------------     --------------------
          Dean Schettler                      30                    .08%
          16326 120th St.
          Breda, Iowa 51436

          Clifford Neumayer                  181                    .48%
          11846 Ivy Avenue
          Breda, Iowa 51436

          Larry Daniel                         2                    .005%
          15731 Robin Avenue
          Glidden, Iowa 51433

          Dave Hundling                      108                    .29%
          12245 Birch Avenue
          Breda, Iowa 51436

          John Wenck                           6                    .02%
          23909 140th St.
          Carroll, Iowa 51401

          Scott Bailey                        20                    .05%
          12424 120th Street
          Breda, Iowa 51436

          Dave Grabner                        55*                   .15%
          11098 130th Street
          Breda, Iowa 51436

          Robert Boeckman                     30                    .08%
          23678 150th Street
          Carroll, Iowa 51401

          All directors and officers         432                   1.15%
          and the manager as a group
          (8 persons)

          *    One of these shares is held by Mr. Grabner's spouse.

          To Breda's knowledge, no person is the beneficial owner of more than 5% of Breda's common stock.

Item 12.  Certain Relationships and Related Transactions.

          Breda has not been a party to any transaction during the last two years, or proposed transaction, of the type required to be disclosed under this Item. The transactions to which this Item applies are transactions involving Breda and in which any of the following types of persons had or is to have a direct or indirect material interest:

          o    any director or officer of Breda,

          o    any nominee for election as a director of Breda,

          o    any beneficial owner of more than 5% of Breda's common stock, or

          o any member of the immediate family of any person referred to above.

Item 13.  Exhibits and Reports on Form 8-K.

          Exhibits.

          The following are the exhibits to this annual report.

          Exhibit No.         Description of Exhibit

             2.1 Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, Westside Independent Telephone Company, and Breda Telephone Corporation, along with the Amendment to the Stock Purchase Agreement dated May 22, 1998. (Filed as Exhibit 2.1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             2.2 Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, and Breda Tele-Services, Ltd., along with the Amendment to the Stock Purchase Agreement dated May 22, 1998. (Filed as Exhibit 2.2 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             2.3 Asset Purchase Agreement dated October 6, 1998, by and between NewPath Communications, L.C. and Tele-Services, Ltd. (Filed as Exhibit 2.3 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             2.4 Asset Purchase Agreement by and between Golden Sky Systems, Inc. and Breda Telephone Corporation dated as of November 30, 1998, along with the Amendment of Asset Purchase Agreement dated as of January 11, 1999. (Filed as Exhibit 2.4 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             3.1 Amended and Restated Articles of Incorporation of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda's Registration

                              Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             3.2 Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Amendment No. 1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          **10.1              Employment   Contract  between  Breda  and  Robert
                              Boeckman (Filed as Exhibit 10.1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          **10.2 Employment Agreement between Breda and Jane Morlok (Filed as Exhibit 10.2 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

              21 List of Subsidiaries. (Filed as Exhibit 21 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

             *27              Financial Data Schedule.

          *    Included with this filing.

          ** Management contracts or compensatory plan or arrangement required to be filed as exhibits pursuant to Item 13(a) of Form 10-KSB.

          Reports on Form 8-K.

          Breda did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BREDA TELEPHONE CORP.


Date: March 28, 2000.                         By: /s/ Dean Schettler
                                                  ------------------------------
                                                  Dean Schettler, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer                    By:  /s/ Larry Daniel
    ---------------------------------             -----------------------------
    Clifford Neumayer, Vice-President             Larry Daniel, Secretary
    and Director                                  and Director

Date: March 28, 2000.                        Date: March 28, 2000.


By: /s/ Dave Hundling                        By:  /s/ John Wenck
    ---------------------------------             -----------------------------
    Dave Hundling, Director                       John Wenck, Director

Date: March 28, 2000.                        Date: March 28, 2000.


By: /s/ Dean Schettler                       By:  /s/ Dave Grabner
    ---------------------------------             -----------------------------
    Dean Schettler, President                     Dave Grabner, Director
    and Director

Date: March 28, 2000.                        Date: March 28, 2000.


By: /s/ Scott Bailey                         /s/ Robert J. Boeckman
    ---------------------------------        ----------------------------------
    Scott Bailey, Treasurer                  Robert J. Boeckman, Manager
    and Director

Date: March 28, 2000.                        Date: March 28, 2000.


                                             /s/ Jane Morlok
                                             ----------------------------------
                                             Jane Morlok, Co-Manager

                                             Date: March 28, 2000.