Form 10QSB
period 2000-03-31
BREDA TELEPHONE CORP
filed 2000-05-15
CIK 1084448

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

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

                                 (712) 673-2311
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,682 shares of common stock, no par value, at March 31, 2000.

     Transitional  Small Business  Disclosure  Format (check one): Yes __ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              For the Three Months
                          Ended March 31, 2000 and 1999
                      and the year ended December 31, 1999

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA



                                    Contents
                                                                           Page
                                                                           ----

Condensed Consolidated Financial Statements:

     Balance Sheets                                                       3 - 4

     Statements of Income                                                   5

     Statements of Stockholders' Equity                                     6

     Statements of Cash Flows                                               7

     Notes to Condensed Consolidated Financial Statements                 8 - 9

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,
                                                          2000      December 31,
                                                      (Unaudited)       1999
                                                      -----------   -----------
     ASSETS


CURRENT ASSETS
     Cash and cash equivalents                        $   516,460   $   411,341
     Current portion of investments                       109,700        94,810
     Accounts receivable                                  620,926       681,675
     Income taxes refundable                              508,610       542,330
     Interest receivable                                   73,361        67,580
     Inventories                                           88,380        88,479
     Other                                                 74,781        77,527
                                                      -----------   -----------
                                                        1,992,218     1,963,742
                                                      -----------   -----------

OTHER NONCURRENT ASSETS
     Investments, less current portion                  4,480,428     4,417,624
     Other investments                                  2,678,581     2,725,488
     Intangibles, net of accumulated amortization       1,199,373     1,222,372
     Deferred income taxes                                 34,050        11,360
                                                      -----------   -----------
                                                        8,392,432     8,376,844
                                                      -----------   -----------


PROPERTY, PLANT AND EQUIPMENT, NET                      6,263,751     6,340,193
                                                      -----------   -----------



TOTAL ASSETS                                          $16,648,401   $16,680,779
                                                      ===========   ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                 AND SUBSDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,
                                                         2000       December 31,
                                                      (Unaudited)      1999
                                                      -----------   -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                $   608,412   $   608,412
     Accounts payable                                     286,818       239,787
     Dividends payable                                    113,046            --
     Accrued taxes                                         92,433       125,643
     Other                                                125,486       104,258
                                                      -----------   -----------
                                                        1,226,195     1,078,100
                                                      -----------   -----------



LONG-TERM DEBT, less current portion                    6,398,969     6,547,930
                                                      -----------   -----------


STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares
     authorized and 37,682 shares issued and
     outstanding at $149 stated value                   5,614,618     5,614,618
     Retained earnings                                  3,408,619     3,440,131
                                                      -----------   -----------
                                                        9,023,237     9,054,749
                                                      -----------   -----------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $16,648,401   $16,680,779
                                                      ===========   ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2000 and 1999


                                                      2000              1999
                                                   -----------      -----------
OPERATING REVENUES
     Local network services                        $   136,322      $   113,998
     Network access services                           563,289          554,477
     Cable television services                         265,349          255,154
     Telemarketing services                             53,801          116,924
     Internet services                                 144,719           85,171
     Billing and collection services                    26,008           25,084
     Miscellaneous                                     173,772          173,517
                                                   -----------      -----------
                                                     1,363,260        1,324,325
                                                   -----------      -----------

OPERATING EXPENSES
     Plant specific operations                         419,893          308,125
     Plant nonspecific operations                       21,355           24,930
     Cost of programming                                72,321           62,005
     Depreciation and amortization                     259,751          239,708
     Customer operations                               186,834          173,309
     Corporate operations                              236,389          206,730
     General taxes                                      33,606           35,467
                                                   -----------      -----------
                                                     1,230,149        1,050,274
                                                   -----------      -----------


OPERATING INCOME                                       133,111          274,051
                                                   -----------      -----------

NON-OPERATING INCOME (EXPENSE)
     Interest and dividend income                       71,725          122,349
     Gain on sale of DBS investment                         --        7,436,415
     Interest expense                                 (130,791)        (125,928)
     Income from Alpine partnership                     23,508               --
     Other income (expense)                             (4,990)           3,898
                                                   -----------      -----------
                                                       (40,548)       7,436,734
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                              92,563        7,710,785
                                                   -----------      -----------

INCOME TAXES                                            11,029        3,069,466
                                                   -----------      -----------

NET INCOME                                         $    81,534      $ 4,641,319
                                                   ===========      ===========

NET INCOME PER SHARE (Note 3)                      $      2.16      $    122.71
                                                   ===========      ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock               Retained
                                       Shares           Amount         Earnings           Total
                                    -----------      -----------      -----------      -----------
Balance at December 31, 1998             37,722      $ 2,414,208      $ 1,693,818      $ 4,108,026

    Total comprehensive income:
        Net income                                                      5,065,849        5,065,849

    Dividends paid                                                       (113,166)        (113,166)

    Common stock redeemed, net              (40)          (5,960)                           (5,960)

    Stock value adjustment                             3,206,370       (3,206,370)
                                    -----------      -----------      -----------      -----------

Balance at December 31, 1999             37,682        5,614,618        3,440,131        9,054,749

    Total comprehensive income:
        Net income                                                         81,534           81,534

    Dividends declared                                                   (113,046)        (113,046)
                                    -----------      -----------      -----------      -----------

Balance at March 31, 2000                37,682      $ 5,614,618      $ 3,408,619      $ 9,023,237
                                    ===========      ===========      ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999


                                                                     2000             1999
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                  $    81,534      $ 4,641,319
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                               259,751          239,708
         Amortization of investment tax credits                       (2,443)          (2,443)
         Deferred income taxes                                       (20,247)         (23,164)
         Gain on sale of DBS investment                                   --       (7,436,415)
         Changes in operating assets and liabilities:
              Decrease in assets                                      91,533           17,791
              Increase in liabilities                                 35,049        2,735,816
                                                                 -----------      -----------
         Net cash provided by operating activities                   445,177          172,612
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                           (160,310)        (230,803)
     Salvage, net of removal cost                                         --            3,159
     Purchase of investments                                         (89,347)      (5,799,047)
     Sale of investments                                              11,653           33,183
     Decrease in other investments                                    46,907           21,553
     Proceeds from sale of DBS investment                                 --        8,038,197
                                                                 -----------      -----------
         Net cash provided by (used in) investing activities        (191,097)       2,066,242
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of line of credit                                          --         (750,000)
     Repayment of long-term debt                                    (148,961)        (144,102)
                                                                 -----------      -----------
         Net cash used in financing activities                      (148,961)        (894,102)
                                                                 -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            105,119        1,344,752
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     411,341          782,959
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   516,460      $ 2,127,711
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     Cash paid during the year for:
         Interest                                                $   130,791      $   125,928
         Income taxes                                            $        --      $    65,000



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999.

          Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ending March 31, 2000 are not necessarily indicative of the operating results of the entire year.

NOTE 2.   OPERATING SEGMENTS

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

                                                  Local
                                                 Exchange
                                                 Carriers        Broadcast          Other            Total
                                                -----------     -----------      -----------      -----------
          Three months ended March 31, 2000
          ---------------------------------

          Revenues and sales
               External customers               $   899,391     $   265,349      $   198,520      $ 1,363,260
               Intersegment                              --              --               --               --
          Segment profit (loss)                     209,221         (15,916)        (111,771)          81,534

          Three months ended March 31, 1999
          ---------------------------------

          Revenues and sales
               External customers               $   867,076     $   255,154      $   202,095      $ 1,324,325
               Intersegment                              --              --               --               --
          Segment profit (loss)                     231,648       4,470,817          (61,146)       4,641,319

                          BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                  BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   OPERATING SEGMENTS, (Continued)

          Reconciliation of Segment Information

                                                          Three months ended
                                                       March 31,      March 31,
                                                         2000           1999
                                                      ----------     ----------
          REVENUES AND SALES:
               Total revenues and sales for
                 reportable segments                  $1,164,740     $1,122,230
               Other revenues                            198,520        202,095
               Elimination of intersegment
                 revenues and sales                           --             --
                                                      ----------     ----------
                   Consolidated Revenues              $1,363,260     $1,324,325
                                                      ==========     ==========

          PROFIT:
               Total profit for reportable segments   $  193,305     $4,702,465
               Other profit (loss)                      (111,771)       (61,146)
               Non-operating segment                          --             --
               Minority interest                              --             --
                                                      ----------     ----------
                   Net Income                         $   81,534     $4,641,319
                                                      ==========     ==========



NOTE 3.   NET INCOME PER COMMON STOCK

          Net income per common share for March 31, 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2000 and 1999 are 37,722 and 37,824, respectively.

NOTE 4.   DISPOSITION OF DBS INVESTMENT

          On January 11, 1999, the Company sold substantially all of its assets and liabilities related to the Direct Broadcast Satellite (DBS) investment. The Company received cash of $8,038,197 and the transaction resulted in a gain of $7,436,415, which was included in operations during the first quarter of 1999.

NOTE 5.   SUBSEQUENT EVENT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

          There was an increase in total operating revenue for the three month period ended March 31, 2000, when compared to the same period in 1999, of $38,935, or 2.9%. One factor contributing to the increase was the revenue generated from additional calling features that are now offered because of switch upgrades completed in 1999. This revenue is included in local network services which showed a $22,324 increase, or 19.6%, for the period ended March 31, 2000, when compared to the same period in 1999. Another factor in the local network services increase was the increase in the number of customers subscribing for a second phone line for internet service. Two other factors significantly affected total operating revenue. One factor was the $59,548, or 69.9%, increase in internet services revenue. This resulted from a 20.9% increase in the internet customer base. The other factor was the decrease of $63,123, or 54%, in telemarketing revenue for the period ended March 31, 2000, as compared to the same period in 1999. This decrease resulted from the quality of the available calling lists. Many of the callings lists received by Pacific Junction had already been called, and the lower sales per hour resulted in less revenue since revenue received is based on the obtained sales per hour. Cable television services revenue increased $10,195, or 4%, for the period ended March 31, 2000, when compared to the same period in 1999. This increase was attributable to a rate increase that was effective April 1, 1999. The remaining revenue sources under operating revenue, which are network access services, billing and collections services, and miscellaneous revenue, all showed increases of less than 4% for the period ended March 31, 2000, when compared to the same period in 1999.

          There was an increase in total operating expenses of $179,875, or 17.1%, for the three month period ended March 31, 2000, when compared to the same period in 1999. The combined plant specific and plant nonspecific operation expenses increased by $108,193, or 32.4%, when comparing the two periods. Cable television operations generated $21,319 of this increase due to increased labor for cable plowing and repairs and maintenance on the systems that was allowed by the mild winter. Internet operations generated $52,012 of the increase because of increased fees to exchange carriers for additional facilities to accommodate the additional internet subscribers,

          There was a 20.9% increase in internet subscribers during the three month period ended March 31, 2000. Operations expenses increased approximately $13,000 as additional staff were hired and trained in anticipation of opening a retail store in Carroll, Iowa on April 3, 2000. Other costs affecting the increase in plant specific and plant nonspecific operations expenses were wages and benefit increases which took effect January 1, 2000, as well as increased expenditures for education and training.

          Cost of programming expenses increased by $10,316, or 16.6%, during the three month period ended March 31, 2000, when compared to the same period in 1999. The subscriber base remained almost static during this three month period, and the increase was due to rate increases implemented by the programming suppliers.

          Depreciation and amortization expenses increased by $20,043, or 8.4%, for the three month period ended March 31, 2000, when compared to the same period in 1999, primarily because of the four upgraded switches which were placed in service after March 31, 1999.

          Customer operations expenses increased $13,525, or 7.8%, for the three month period ended March 31, 2000, when compared to the same period in 1999. This increase resulted primarily from increased wage and benefit rates which became effective January 1, 2000, and from increased advertising expenditures.

          Corporate operation expenses increased $29,659, or 14.3%, for the three month period ended March 31, 2000, when compared to the same period in 1999. This increase was caused by wage and benefit rate increases which became effective January 1, 2000, and by increased accounting and consultant fees as Breda explored the feasibility of new ventures and continued to comply with the reporting requirements of the Securities Exchange Act of 1934.

          The net effect of the 2.9% increase in operating revenue and the 17.1% increase in operating expenses for the three months ended March 31, 2000, when compared to the same three month period in 1999, was a decrease of $140,940, or 51.4%, in operating income.

          Non-operating income before income taxes decreased by $7,477,282 during the three month period ended March 31, 2000, when compared to the same period in 1999. Almost all of this decrease is attributable to the fact that the comparable three month period in 1999 included the $7,436,415 gain on the sale of the direct broadcast satellite operation. The sale of that operation was an unusual, one time event that was reported in January 1999, and for which there is no comparable event during the first three months of 2000. During the three months ended March 31, 2000, there was also a decrease of $50,624, or 41.3%, in interest and dividend income. This decrease was caused by lower investment interest rates and by the decrease in investment funds because some of those funds were used for income tax payments made during the remainder of the 1999 year with respect to the sale of the direct broadcast satellite operation.

          Income taxes decreased by $3,058,437 for the three month period ended March 31, 2000, when compared to the same period in 1999. The decrease also resulted from the fact that the comparable three month period in 1999 included the taxable gain on the sale of the direct broadcast satellite operation which occurred during that prior three month period.

          Net income decreased by $4,559,785 for the three month period ended March 31, 2000, when compared to the same period in 1999. The decrease was also primarily attributable to the fact that the comparable three month period in 1999 included the income from the sale of the direct broadcast satellite operation. The other primary contributing factors to the decrease in net income are discussed above.

          Liquidity and Capital Resources at Year Ended 1999.

          Breda's net working capital was a positive $885,642 at December 31, 1999. Estimated income tax payments were funded from non-current assets during this time period and prepaid income taxes of $542,330 were reflected in current assets as of December 31, 1999. Those prepaid taxes will be used to offset the first Year 2000 estimated income tax installment due in April 2000. Breda has a $750,000 line of credit with Rural Telephone Finance Cooperative and Prairie Telephone has a line of credit with Rural Telephone Finance Cooperative for $250,000. It is anticipated that these options will be investigated for quarterly income tax payments in lieu of redeeming held-to-maturity investments. Overall current liabilities decreased by $1,064,972 for the twelve months ended December 31, 1999. Accounts payable decreased by $225,363, mainly due to the fact that there were no outstanding direct broadcast satellite programming fees for the last month of the fiscal year, given the sale of the direct broadcast satellite operation on January 11, 1999. There was also a zero balance for the line of credit as of December 31, 1999, as compared to $750,000 on December 31, 1998. Other investments increased by $257,466 for the twelve-month period ending December 31, 1999. This increase resulted from increased investments in cellular partnerships.

          Liquidity and Capital Resources at Three Months Ended March 31, 2000.

          Breda had an increase of $28,476 in current assets during the three month period ended March 31, 2000, when compared to the year ended December 31, 1999. This resulted from an increase of $105,119 in cash and cash equivalents, a $14,890 increase in the current portion of investments and a $5,781 increase in interest receivables. These increases were partially offset by a decrease of $60,749 in accounts receivable. This decrease resulted primarily from the sale of the direct broadcast satellite operation in the first quarter of 1999, because that sale in turn led to there being no direct broadcast satellite accounts receivable on hand as of March 31, 2000. Another decrease offsetting the increases in current assets was the $33,000 decrease in income taxes refundable.

          Noncurrent assets, which mainly consist of longer term investments, increased $15,588 during the three months ended March 31, 2000, when compared to year end December 31, 1999.

          Breda's net working capital was $766,023 at March 31, 2000, as compared to $855,642 at December 31, 1999. The $89,619 decrease in working capital between the two time periods occurred primarily because of Breda's declaration of an aggregate dividend of $113,046 on March 13, 2000, to shareholders of record on March 13, 2000. The dividend will be paid to the shareholders on or before Breda's annual meeting on May 17, 2000.

          Other Activities

          Breda's board of directors determines the purchase price payable for newly-issued shares of Breda's common stock. Breda's board of directors also determines the redemption price that will be paid by Breda if it elects to redeem a shareholder's shares in any of the various circumstances in which Breda has the right to purchase those shares. The board of directors has historically established the issuance price and the redemption price on an annual basis, and at approximately 75% of the book value of Breda, with the determination of book value being based upon Breda's then most recent year-end audited financial statements. Breda's board of directors made this determination at the board of directors meeting held on March 13, 2000, at which time the board of directors approved a resolution fixing the issuance price and redemption price to be $180 per share, such price to become effective at the May 17, 2000 annual meeting of the shareholders of Breda. The determination was based on Breda's 1999 audited financial statements. This issuance price and redemption price will continue until a new determination is made by the board of directors, which, based on historical practices, will be made within the first four months of 2001.

          Breda's board of directors declared a dividend on March 13, 2000. The dividend was in the amount of $3.00 per share, for an aggregate dividend of $113,046. The dividend will be payable to the shareholders on or before the May 17, 2000 annual meeting of the shareholders of Breda.

          Prairie Telephone Company, Inc. ("Prairie Telephone") is one of Breda's wholly-owned subsidiaries. Prairie Telephone's primary business is providing telephone services to subscribers in Farragut, Iowa, Pacific Junction, Iowa, Yale, Iowa, and the surrounding rural areas that are within approximately a ten to fifteen mile radius of those towns. Prairie Telephone also has investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures.

          One of those investments is in the common stock of Central Iowa Cellular, Inc. Central Iowa Cellular, Inc. is an Iowa corporation that was incorporated in December of 1983. Central Iowa Cellular, Inc. was organized by Prairie Telephone and some other Iowa based independent telephone companies. Prairie Telephone owns 3,000 shares of common stock of Central Iowa Cellular, Inc. Those 3,000 shares constitute 20% of the total issued and outstanding shares of stock of Central Iowa Cellular, Inc.

          Central Iowa Cellular, Inc. was organized for the purpose of becoming a partner in Des Moines MSA General Partnership. Des Moines MSA General Partnership is an Iowa partnership which provides cellular telephone services to customers within the Des Moines, Iowa metropolitan area. Central Iowa Cellular, Inc. owns 24% of the partnership interests in Des Moines MSA General Partnership. The remaining 76% of the partnership interests in Des Moines MSA General Partnership are owned by AirTouch Iowa, LLC, a Delaware limited liability company.

          On March 29, 2000, AirTouch Iowa, LLC, Central Iowa Cellular, Inc., Prairie Telephone, and the other shareholders of Central Iowa Cellular, Inc. entered into a Stock Purchase Agreement whereby
          AirTouch Iowa, LLC will, subject to the satisfaction of the various conditions set forth in the Stock Purchase Agreement, acquire all of the issued and outstanding shares of stock of Central Iowa Cellular, Inc. from all of its shareholders, including Prairie Telephone. After the closing of the Stock Purchase Agreement, AirTouch Iowa, LLC will own all of the issued and outstanding shares of stock of Central Iowa Cellular, Inc., and will thereby acquire the 24% of the partnership interests of Des Moines MSA General Partnership which are owned by Central Iowa Cellular, Inc.

          Under the Stock Purchase Agreement, Prairie Telephone will sell all of its 3,000 shares of common stock in Central Iowa Cellular, Inc. to AirTouch Iowa, LLC for $5,100,000. The purchase price was a negotiated price that Prairie Telephone and Breda believe is representative of the fair value of Prairie Telephone's shares of stock in Central Iowa Cellular, Inc., and no formula or other fixed or identifiable principles were utilized in establishing the purchase price. The purchase price will be payable to Prairie Telephone in full at the closing of the Stock Purchase Agreement, by wire transfer of immediately available funds.

          The closing is to occur on the later to occur of:

          o five business days after the satisfaction of all conditions set forth in the Stock Purchase Agreement, and

          o the earlier of (i) five business days after the date of the Stage I Closing, as that term is defined in the U.S. Wireless Alliance Agreement dated September 21, 1999 by and between Bell Atlantic Corporation and Vodafone AirTouch, Plc, and (ii) April 30, 2000.

          The obligation of AirTouch Iowa, LLC, Prairie Telephone and the other shareholders of Central Iowa Cellular, Inc. to close the sale of stock contemplated by the Stock Purchase Agreement is subject to various conditions, including satisfaction of all of the filing and other requirements under the Hart-Scott-Rodino Act. The Stock Purchase Agreement is subject to termination if any of those conditions precedent are not satisfied, and there can be no guarantee that all of the conditions precedent will be satisfied. Breda and Prairie Telephone currently contemplate, however, that all of the conditions precedent will be satisfied, and that the transactions contemplated by the Stock Purchase Agreement will close within approximately 4 to 6 weeks of the date of the execution of the Stock Purchase Agreement.

          The purchase price payable for Prairie Telephone's shares will be reduced by the amount of Prairie Telephone's pro rata portion of the Hart-Scott-Rodino Act filing fees. The Stock Purchase Agreement provides in this regard that AirTouch Iowa, LLC has the right to reduce the total purchase price payable by it for all of the shares of the issued and outstanding stock of Central Iowa Cellular, Inc. in an amount equal to 24% of such filing fees, but not including legal fees. Prairie Telephone will be responsible for 20% of that amount. Prairie Telephone does not contemplate that the amount will be material. Prairie Telephone is also responsible for any transfer taxes or fees as may be due in connection with the sale of its shares of common stock in Central Iowa Cellular, Inc. to AirTouch Iowa, LLC. Prairie Telephone does not contemplate that any of those taxes or fees will be material in amount.

          Some of the various representations, warranties and covenants given and made by Central Iowa Cellular, Inc. and the shareholders of Central Iowa Cellular, Inc. in the Stock Purchase Agreement are made jointly and severally, so Prairie Telephone may have liability for a breach of the Stock Purchase Agreement by Central Iowa Cellular, Inc. or any one or more of the other shareholders of Central Iowa Cellular, Inc.

          Prairie Telephone also entered into a Des Moines Tower Proceeds Agreement dated as of March 29, 2000, in connection with the Stock Purchase Agreement. The parties to the Des Moines Tower Proceeds Agreement are Prairie Telephone, the other shareholders of Central Iowa Cellular, Inc., and AirTouch Communications, Inc. The Des Moines Tower Proceeds Agreement has two primary purposes.

          One is to address the August 6, 1999 sublease agreement that was entered into by Des Moines MSA General Partnership with AirTouch Communications, Inc., American Tower Corporation and American Tower L.P. Under that sublease agreement, American Tower L.P. is obligated, subject to the satisfaction of certain conditions, to pay Des Moines MSA General Partnership for subleases on certain wireless communication towers. Under the Des Moines Tower Proceeds Agreement, AirTouch Communications, Inc. agrees that it will pay to each shareholder of Central Iowa Cellular, Inc. its proportionate share of the Tower Net Proceeds received by AirTouch Communications, Inc. from American Tower L.P. under the sublease agreement for the towers listed in the Des Moines Tower Proceeds Agreement. The term "Tower Net Proceeds" is defined to mean 24% of the gross cash proceeds received by AirTouch Communications, Inc. under the sublease agreement, minus 24% of certain fees. Prairie Telephone's proportionate share of the Tower Net Proceeds will be 20% of those proceeds. Prairie Telephone estimates that it will receive approximately $438,857 in Tower Net Proceeds payments.

          The second primary purpose of the Des Moines Tower Proceeds Agreement is to address the repurchase of the warrants to purchase stock of American Tower Corporation that are currently held by Des Moines MSA General Partnership. The aggregate purchase price payable for the warrants will be the monetization value multiplied by 343 for each of the towers listed in the Des Moines Tower Proceeds Agreement. The term "monetization value" means the average closing price of American Tower Corporation's stock, as quoted on the principal stock exchange or National Market System upon which such stock is traded, for the five trading days immediately preceding the closing date of the Stock Purchase Agreement, minus $22. Prairie Telephone's proportionate share of these payments will be 20%, which is, again, based upon its 20% ownership of the total issued and outstanding shares of stock of Central Iowa Cellular, Inc. It is difficult to predict the amount of payments that will be received by Prairie Telephone given that the method of determining the monetization value depends upon the average closing price of American Tower Corporation's stock over the five trading days immediately preceding the closing date of the Stock Purchase Agreement, and the closing date may not occur for at least up to four to six weeks from the date of the execution of the Stock Purchase Agreement on March 29, 2000. Prairie Telephone estimates, however, that the aggregate payment to be received by it in this regard may range anywhere from $25,000 to $35,000.

          The closing of the Des Moines Tower Proceeds Agreement is also subject to various conditions, and it is likely that the transactions contemplated by the Des Moines Tower Proceeds Agreement will not close unless and until the closing of the transactions contemplated by the Stock Purchase Agreement.

          The negotiations for the sale of the issued and outstanding shares of stock in Central Iowa Cellular, Inc. initially began and arose out of the proposed assignment and transfer by AirTouch Iowa, LLC of its interest in Des Moines MSA General Partnership to another entity. Prairie Telephone and the other shareholders of Central Iowa Cellular, Inc. took the position that the proposed assignment granted them a right of first refusal and possibly other rights under their agreement with AirTouch Iowa, LLC. Prairie Telephone and the other shareholders of Central Iowa Cellular, Inc. determined, however, after negotiations, to sell their shares of stock in Central Iowa Cellular, Inc. to AirTouch Iowa, LLC rather than attempting to enforce their rights of first refusal. The primary factor which caused Prairie Telephone to reach this determination was Prairie Telephone's and Breda's determination that the purchase price offered by AirTouch Iowa, LLC was favorable.

          Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 were $1,249,414, and are currently expected to be approximately $528,000 in 2000.

          Breda anticipates that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone and Westside Independent Telephone Company to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, must now generally be completed by June 30, 2000. However, for wireline, cellular, and broadband personal communications service carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities must be completed by September 30, 2001. Breda is currently seeking estimates for the cost to upgrade Breda's, Prairie Telephone's and Westside Independent Telephone Company's software as necessary to become compliant with CALEA, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $200,000. Breda does, however, intend to attempt to seek an extension of the time period in which Breda, Prairie Telephone and Westside Independent Telephone
          Company must become compliant with CALEA, so that the software upgrades necessary to become compliant with CALEA can be made over an extended basis and as part of the software enhancements that will be necessary as part of Breda's, Prairie Telephone's and Westside Independent Telephone Company's normal operations. If Breda were granted that extension, it is estimated that the extension would be for a one-year period.

          As of March 31, 2000, Breda and its subsidiaries had approximately $7,007,381 in outstanding loans with the Rural Telephone Finance Cooperative (the "RTFC"). Of the outstanding debt with the RTFC on that date, approximately $2,241,034 was at a fixed interest rate of 7.35% per annum, and carried a ten year term. The variable rates on the remaining RTFC debt exceed that fixed rate and could affect future borrowing decisions and the allocation of outstanding debt between fixed and variable rates.

          Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. For example, Breda considered and pursued the acquisition of the telephone lines sold by GTE and US West in 1999. Those telephone lines were, however, acquired by other telephone companies. One of the purchasers of some of the telephone lines of GTE was Iowa Network Services, Inc. Iowa Network Services, Inc. provides various services to telephone companies, including Breda, Prairie Telephone and Westside Independent Telephone Company. Although no definite plans exist, it is possible that Iowa Network Services, Inc. may consider selling some of those telephone lines in the next two to five years. If that occurs, Breda, Prairie Telephone and Westside Independent Telephone Company will consider pursuing the acquisition of those telephone lines. There is no assurance, however, that Iowa Network Services, Inc. will ever sell any of the telephone lines, or if it does, that Breda, Prairie Telephone or Westside Independent Telephone Company will determine to pursue those acquisitions or will be successful in acquiring any lines even if they determine to pursue them. Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased former US West telephone properties in Iowa. Given the recent acquisitions of the GTE and US West telephone lines by other telephone companies, Breda currently does not foresee the possibility of the acquisition of any additional telephone lines, other than perhaps from Iowa Network Services, Inc. as discussed above.

          Breda, Prairie Telephone and Westside Independent Telephone Company currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

          There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services. Tele-Services does anticipate, however, that it will need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The cost of those upgrades in the next twelve months, however, is estimated to be less than $50,000.

          Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

          Breda believes that the funds from the sale of its direct broadcast satellite operation in January of 1999, along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels. This belief will be further strengthened if the sale of Prairie Telephone's stock in Central Iowa Cellular, Inc. is completed, as discussed above, because that transaction will result in Prairie Telephone receiving, in the aggregate, approximately $5,593,000, before taxes, and approximately $3,525,000 after taxes.

          Cautionary Statement on Forward Looking Statements.

          This item and other items in this quarterly report contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to anticipated future trends in revenues and net income, projections concerning operations and cash flow, growth and acquisition opportunities, management's plans and intentions for the future, and other similar forecasts and statements of expectation. Words such as "expects," "estimates," "plans," "anticipates," "contemplates," "predicts," "intends,"
          "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements made by Breda and its management are based on estimates, projections, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

          Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

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

               o    changes in or more  governmental  regulations  and policies;
                    and

               o    continued availability of financing, and on favorable terms.

          The discussion of Breda's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Breda currently is not aware of any pending legal proceeding to which Breda is a party or to which any of Breda's property is subject, other than routine litigation that is incidental to its business. Breda currently is not aware that any governmental authority is contemplating any legal proceeding against Breda or any of its property.

Item 2.   Changes in Securities and Use of Proceeds.

          No material modifications, limitations or qualifications were made to or placed upon the terms of Breda's shares of common stock during the period of January 1, 2000 through March 31, 2000.

          Breda did not issue any shares of its common stock during the period of January 1, 2000 through March 31, 2000.

Item 3.   Defaults Upon Senior Securities.

          There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this item.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the shareholders of Breda during the period of January 1, 2000 through March 31, 2000.

Item 5.   Other Information.

          Breda believes that two of its employees are making, and will continue to make, a significant contribution to its business. Those employees are Robert J. Boeckman and Jane A. Morlok. Mr. Boeckman has been the manager of Breda since January, 1995, and he was also given the title of chief operating officer in March, 1998. Ms. Morlok has been the co-manager of Breda since March 30, 1998.

          Breda has entered into a new employment agreement with both Mr. Boeckman and Ms. Morlok. The employment agreements were both made effective as of April 1, 2000. Ms. Morlok's prior employment agreement with Breda had terminated on March 30, 2000. Mr. Boeckman's prior employment agreement with Breda would not have terminated until December 31, 2001, but the board of directors of Breda believed it was appropriate to enter into a new employment agreement with Mr. Boeckman at this time.

          Under the terms of Mr. Boeckman's employment agreement, he is employed in the capacity of chief operations officer and co-chief executive officer of Breda. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement.

          Mr. Boeckman's employment agreement will terminate on March 31, 2001. The employment agreement will also terminate 13 weeks after Mr. Boeckman is determined to be totally disabled. The employment agreement may also be terminated by Breda at any time, without cause, by giving 30 days prior written notice to Mr. Boeckman, but in that circumstance Mr. Boeckman shall be paid on the date of termination a severance allowance equal to the amount remaining to be paid to him under the employment agreement. Mr. Boeckman may also terminate the employment agreement at any time, by giving 60 days notice to Breda. The employment agreement may also be terminated by Breda, for cause, upon five days written notice to Mr. Boeckman.

          Mr. Boeckman's annual salary under the employment agreement is $80,000. Mr. Boeckman will also receive various other benefits under the employment agreement, including health insurance, life insurance, disability insurance, a clothing allowance, free local telephone service and free basic cable service. Breda will also contribute an amount equal to 8.6% of Mr. Boeckman's annual gross salary to the defined benefit retirement and security program which is sponsored by the National Telephone Cooperative Association. Breda will also provide Mr. Boeckman with the pre-retirement death benefit that is available through the National Telephone Cooperative Association. Mr. Boeckman is also reimbursed for all reasonable and necessary expenses incurred in carrying out his duties under the employment agreement. The employment agreement also contemplates that Mr. Boeckman may receive bonuses based upon his performance rating as determined by the board of directors of Breda.

          Ms. Morlok's employment agreement is similar to Mr. Boeckman's employment agreement. The primary differences between Ms. Morlok's employment agreement and Mr. Boeckman's employment agreement are as follows:

               o Ms. Morlok's capacities under her employment agreement are chief financial officer and co-chief executive officer.

               o Ms. Morlok's annual salary under her employment agreement is $70,500.

               o Ms. Morlok is not entitled to receive a severance payment in the event her employment under the employment agreement is terminated by Breda without cause.

               o Ms. Morlok's employment agreement does not provide that she may terminate the employment agreement at any time, by giving 60 days notice to Breda.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated by reference herein.

          The following exhibits became effective during the reporting period covered by this quarterly report.

          Exhibit No.     Description of Exhibit

          10.1 Employment Agreement effective April 1, 2000 between Breda and Robert Boeckman

          10.2 Employment Agreement effective April 1, 2000 between Breda and Jane Morlok

          27              Financial Data Schedule

          (b) The following report on Form 8-K was filed during the quarter ended March 31, 2000:

          Breda filed a report on Form 8-K with the Securities and Exchange Commission on April 12, 2000. The date of the Form 8-K was March 29, 2000. The items reported in that Form 8-K were the March 29, 2000
          Stock Purchase Agreement and the March 29, 2000 Des Moines Tower Proceeds Agreement that were entered into by Prairie

          Telephone Company, Inc., a wholly-owned subsidiary of Breda. Those agreements and the transactions to be effectuated by those agreements are discussed above in the "Other Activities" section in Item 2 of this quarterly report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BREDA TELEPHONE CORP.



Date: May 12, 2000.                               By: /s/ Dean Schettler
                                                      -------------------------
                                                      Dean Schettler, President



Date: May 12, 2000.                               By: /s/ Scott Bailey
                                                      -------------------------
                                                      Scott Bailey, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2000
                              BREDA TELEPHONE CORP.


Description of Exhibit                                               Page Number

2.        Plan of Acquisition, Disposition,
          Reorganization, Arrangement,
          Liquidation or Succession

          (a) Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, Westside Independent Telephone Company, and Breda Telephone Corporation, along with the Amendment to the Stock Purchase Agreement dated May 22, 1998. (Filed as Exhibit 2.1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          (b) Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, and Breda Tele-Services, Ltd., along with the Amendment to the Stock Purchase Agreement dated May 22, 1998. (Filed as Exhibit 2.2 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          (c) Asset Purchase Agreement dated October 6, 1998, by and between NewPath Communications, L.C. and Tele-Services, Ltd. (Filed as
               Exhibit 2.3 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          (d) Asset Purchase Agreement by and between Golden Sky Systems, Inc. and Breda Telephone Corporation dated as of November 30, 1998, along with the Amendment of Asset Purchase Agreement dated as of January 11, 1999. (Filed as Exhibit 2.4 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          (e) Stock Purchase Agreement dated March 29, 2000, by and among AirTouch Iowa, LLC, Central Iowa Cellular, Inc., Prairie Telephone Company, Inc., Panora Tele-communications, Inc., Walnut Creek Communications, Inc.,

               Minburn Telephone Company, and Interstate Enterprises, Ltd. (Filed as Exhibit 2.1 to Breda's Form 8-K dated March 29, 2000 and filed April 12, 2000, File No. 0-26525, and incorporated herein by this reference.)

          (f) Des Moines Tower Proceeds Agreement dated as of March 29, 2000, by and among AirTouch Com-munications, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc., Minburn Telephone Company, Interstate Enterprises, Ltd. and Prairie Telephone Company, Inc., along with Exhibits A and B thereto. (Filed as Exhibit 2.2 to Breda's Form 8-K dated March 29, 2000 and filed April 12, 2000, File No. 0-26525, and incorporated herein by this reference.)

3.        Articles of Incorporation and Bylaws

          (a) Amended and Restated Articles of Incorporation of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

          (b) Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Amendment No. 1 to Breda's Registration Statement on Form 10-SB, File No. 0-26525, and incorporated herein by this reference.)

10.       Material Contracts

          *(a) Exhibit 10.1 - Employment  Agreement effective
               April  1,  2000   between   Breda  and  Robert
               Boeckman                                                      E-1


          *(b) Exhibit 10.2 - Employment  Agreement effective
               April 1, 2000 between Breda and Jane Morlok                   E-5


*27. Financial Data Schedule

*    Included with this filing