Form 10QSB
period 2000-06-30
BREDA TELEPHONE CORP
filed 2000-08-10
CIK 1084448

Re:  Breda Telephone Corp.
     CIK No. 0001084448
     Report on Form 10-QSB for Period Ended 6/30/00
     SEC File No. 0-26525

Ladies and Gentlemen:

     On behalf of Breda Telephone Corp., and as part of this transmission for electronic filing in accordance with Regulation S-T, filed herewith is Breda Telephone Corp.'s quarterly report on Form 10-QSB for the period ended June 30, 2000.

     Please address any inquiries concerning this filing to the undersigned at 515-283-3126, or to Greg Page at 515-283-3165. Written correspondence should be directed to the named persons at the Nyemaster Law Firm, 700 Walnut, Suite 1600, Des Moines, Iowa 50309. Our facsimile number for written correspondence is 515-283-3108.

     Thank you.

                                        Respectfully,


                                        /s/  Tom Sullivan
                                             ---------------------
                                             Tom Sullivan

cc:  Breda Telephone Corp.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2000.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to ______________________

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,682 shares of common stock, no par value, at June 30, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                      BREDA TELEPHONE CORPORATION
                           AND SUBSIDIARIES
                              BREDA, IOWA

                        CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS
                            For the Periods
                     Ended June 30, 2000 and 1999
                 and the Year Ended December 31, 1999

                      BREDA TELEPHONE CORPORATION
                           AND SUBSIDIARIES
                              BREDA, IOWA


                               Contents
                                                                          Page

Unaudited Condensed Consolidated Financial Statements:

      Balance Sheets                                                      3 - 4

      Statements of Income                                                  5

      Statements of Stockholders' Equity                                    6

      Statements of Cash Flows                                              7

      Notes to Unaudited Condensed Consolidated Financial
        Statements                                                        8 - 10

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     June 30,
                                                       2000         December 31,
     ASSETS                                         (Unaudited)        1999
     ------                                         -----------     ------------

CURRENT ASSETS
  Cash and cash equivalents                         $ 3,379,744      $   411,341
  Current portion of investments                         94,409           94,810
  Accounts receivable                                   689,486          681,675
  Income taxes refundable                                    --          542,330
  Interest receivable                                    67,761           67,580
  Inventories                                           100,186           88,479
  Other                                                  88,099           77,527
                                                    -----------      -----------
                                                      4,419,685        1,963,742
                                                    -----------      -----------

OTHER NONCURRENT ASSETS
  Investments, less current portion                   4,525,376        4,417,624
  Other investments                                   2,471,811        2,725,488
  Intangibles, net of accumulated amortization        1,176,410        1,222,372
  Deferred income taxes                                  60,123           11,360
                                                    -----------      -----------
                                                      8,233,720        8,376,844
                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, NET                    6,356,940        6,340,193
                                                    -----------      -----------

TOTAL ASSETS                                        $19,010,345      $16,680,779
                                                    ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  June 30,
                                                                    2000          December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                        (Unaudited)          1999
     ------------------------------------                        -----------      -----------
CURRENT LIABILITIES
  Current portion of long-term debt                              $   284,839      $   608,412
  Accounts payable                                                   448,038          239,787
  Accrued taxes                                                      657,796          125,643
  Other                                                              124,716          104,258
                                                                 -----------      -----------
                                                                   1,515,389        1,078,100
                                                                 -----------      -----------

LONG-TERM DEBT, less current portion                               5,408,371        6,547,930
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
    37,682 shares issued and outstanding at $235 and $149
    stated value, respectively                                     8,855,270        5,614,618
  Retained earnings                                                3,231,315        3,440,131
                                                                 -----------      -----------
                                                                  12,086,585        9,054,749
                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $19,010,345      $16,680,779
                                                                 ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2000 and 1999


                                            For the Three Months Ended          For the Six Months Ended
                                               2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
OPERATING REVENUES
  Local network services                   $   143,357       $   127,380       $   279,679       $   241,378
  Network access services                      583,127           625,478         1,146,416         1,179,955
  Cable television services                    264,359           268,789           529,708           523,943
  Telemarketing services                        73,567           103,996           127,368           220,920
  Internet services                            160,404            96,661           305,123           181,832
  Billing and collection services               17,170            18,422            43,178            43,506
  Miscellaneous                                249,421           141,897           423,193           315,414
                                           -----------       -----------       -----------       -----------
                                             1,491,405         1,382,623         2,854,665         2,706,948
                                           -----------       -----------       -----------       -----------
OPERATING EXPENSES
  Plant specific operations                    466,786           315,736           886,679           623,296
  Plant nonspecific operations                  30,670            20,384            52,025            45,314
  Cost of programming                           75,042            73,246           147,363           135,251
  Depreciation and amortization                269,933           243,581           529,684           483,854
  Customer operations                          207,655           182,224           394,489           355,533
  Corporate operations                         294,050           258,378           530,439           465,108
  General taxes                                 34,510            29,363            68,116            64,830
                                           -----------       -----------       -----------       -----------
                                             1,378,646         1,122,912         2,608,795         2,173,186
                                           -----------       -----------       -----------       -----------

OPERATING INCOME                               112,759           259,711           245,870           533,762
                                           -----------       -----------       -----------       -----------

NON-OPERATING INCOME (EXPENSE)
  Interest and dividend income                  86,613            92,638           158,338           214,987
  Loss on sale of investments                   (2,808)           (6,119)           (2,808)           (6,119)
  Gain on sale of DBS investment                    --                --                --         7,436,415
  Gain on sale of cellular investment        4,900,959                --         4,900,959                --
  Interest expense                            (132,842)         (123,065)         (263,633)         (248,993)
  Income from cellular partnership              83,335                --            83,335                --
  Income from Alpine partnership                    --                --            23,508                --
  Other                                          9,112           (24,146)            4,122           (20,248)
                                           -----------       -----------       -----------       -----------
                                             4,944,369           (60,692)        4,903,821         7,376,042
                                           -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                   5,057,128           199,019         5,149,691         7,909,804
                                           -----------       -----------       -----------       -----------

INCOME TAXES                                 1,993,780           102,054         2,004,809         2,967,413
                                           -----------       -----------       -----------       -----------

NET INCOME                                 $ 3,063,348       $    96,965       $ 3,144,882       $ 4,942,391
                                           ===========       ===========       ===========       ===========

NET INCOME PER SHARE (Note 3)              $     81.29       $      2.57       $     83.46       $    131.02
                                           ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock                Retained
                                      Shares            Amount          Earnings            Total
                                   -----------       -----------       -----------       -----------

Balance at December 31, 1998            37,722       $ 2,414,208       $ 1,693,818       $ 4,108,026

  Total comprehensive income:

    Net income                                                           5,065,849         5,065,849

  Dividends paid                                                          (113,166)         (113,166)

  Common stock redeemed, net               (40)           (5,960)                             (5,960)

  Stock value adjustment                               3,206,370        (3,206,370)
                                   -----------       -----------       -----------       -----------

Balance at December 31, 1999            37,682         5,614,618         3,440,131         9,054,749

  Total comprehensive income:

    Net income                                                           3,144,882         3,144,882

  Dividends paid                                                          (113,046)         (113,046)

  Stock value adjustment                               3,240,652        (3,240,652)
                                   -----------       -----------       -----------       -----------

Balance at June 30, 2000                37,682       $ 8,855,270       $ 3,231,315       $12,086,585
                                   ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999


                                                            2000              1999
                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $ 3,144,882       $ 4,942,391
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         529,684           483,854
      Amortization of investment tax credits                 (4,884)           (4,884)
      Deferred income taxes                                 (43,879)           (6,119)
      Gain on sale of DBS investment                             --        (7,436,415)
      Gain on sale of cellular investment                (4,900,959)               --
      Changes in operating assets and liabilities:
        Decrease in assets                                  512,059            12,094
        Increase in liabilities                             760,862           750,187
                                                        -----------       -----------
      Net cash used in operating activities                  (2,235)       (1,258,892)
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (500,469)         (554,869)
  Salvage, net of removal cost                                   --            10,677
  Purchase of investments                                  (230,264)       (5,893,509)
  Sale of investments                                       122,913           433,598
  (Increase) decrease in other investments                   46,357            (3,869)
  Proceeds from sale of DBS investment                           --         8,038,197
  Proceeds from sale of cellular investment               5,108,279                --
                                                        -----------       -----------
      Net cash provided by investing activities           4,546,816         2,030,225
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of line of credit                                    --          (750,000)
  Repayment of long-term debt                            (1,463,132)         (290,228)
  Dividends paid                                           (113,046)         (113,166)
                                                        -----------       -----------
      Net cash used in financing activities              (1,576,178)       (1,153,394)
                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        2,968,403          (382,061)
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                    411,341           782,959
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,379,744       $   400,898
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

    Cash paid during the year for:
      Interest                                          $   263,633       $   248,993
      Income taxes                                      $   975,000       $ 1,990,528


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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the three months and six months ended June 30, 2000 and 1999.

          Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ending June 30, 2000 are not necessarily indicative of the operating results of the entire year.

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

                                                   Local
                                                 Exchange
                                                 Carriers         Broadcast          Other             Total
                                                -----------      -----------       -----------       -----------
            Six months ended June 30, 2000

          Revenues and sales
            External customers                  $ 1,892,130      $   529,708       $   432,827       $ 2,854,665
            Intersegment                                 --               --                --                --
          Segment profit (loss)                   3,258,959          (65,228)          (48,849)        3,144,882

            Six months ended June 30, 1999

          Revenues and sales
            External customers                  $ 1,780,178      $   523,943       $   402,827       $ 2,706,948
            Intersegment                                 --               --                --                --
          Segment profit (loss)                     328,203        4,621,333            (7,145)        4,942,391

                      BREDA TELEPHONE CORPORATION
                           AND SUBSIDIARIES
                              BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  OPERATING SEGMENTS, (Continued)

                                                  Local
                                                 Exchange
                                                 Carriers         Broadcast           Other             Total
                                                -----------      -----------       -----------       -----------
            Three months ended June 30, 2000

          Revenues and sales
            External customers                  $   993,075      $   264,359       $   233,971       $ 1,491,405
            Intersegment                                 --               --                --                --
          Segment profit (loss)                   3,128,837          (49,312)          (16,177)        3,063,348

            Three months ended June 30, 1999

          Revenues and sales
            External customers                  $   913,177      $   268,789       $   200,657       $ 1,382,623
            Intersegment                                 --               --                --                --
          Segment profit (loss)                     130,126          (35,394)            2,233            96,965


          Reconciliation of Segment Information             Three months ended           Six months ended
          -------------------------------------
                                                          June 30,       June 30,      June 30,      June 30,
                                                           2000           1999           2000           1999
                                                        ----------     ----------     ----------     ----------
          REVENUES AND SALES:
            Total revenues and sales for reportable
              segments                                  $1,257,434     $1,181,966     $2,421,838     $2,304,121
            Other revenues                                 233,971        200,657        432,827        402,827
            Elimination of intersegment revenues
              and sales                                         --             --             --             --
                                                        ----------     ----------     ----------     ----------
                Consolidated Revenues                   $1,491,405     $1,382,623     $2,854,665     $2,706,948
                                                        ==========     ==========     ==========     ==========

          PROFIT:
            Total profit for reportable segments        $3,063,348     $   96,965     $3,144,882     $4,942,391
            Other profit (loss)                                 --             --             --             --
            Non-operating segment                               --             --             --             --
            Minority interest                                   --             --             --             --
                                                        ----------     ----------     ----------     ----------
                Net Income                              $3,063,348     $   96,965     $3,144,882     $4,942,391
                                                        ==========     ==========     ==========     ==========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   NET INCOME PER SHARE

          Net income per common share for June 30, 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months and six months ended June 30, 2000 and 1999 were 37,682.

NOTE 4.   DISPOSITION OF CELLULAR AND DBS INVESTMENTS

          On May 12, 2000, the Company sold all of their outstanding shares of Central Iowa Cellular, Inc. (CIC). The Company received cash of $5,108,279 including the majority of the Company's share of the Tower Net Proceeds. The transaction resulted in a gain of $4,900,959, which was included in operations during the second quarter of 2000.

          On January 11, 1999, the Company sold substantially all of its assets and liabilities related to the Direct Broadcast Satellite (DBS) investment. The Company received cash of $8,038,197 and the transaction resulted in a gain of $7,436,415, which was included in operations during the first quarter of 1999.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

          Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

          There was an increase in total operating revenues for the six-month period ending June 30, 2000, when compared to the same period in 1999, of $147,717, or 5.45%. This increase was a combination of increases and decreases in the services making up operating revenues. While local network services revenues for the six-month period ending June 30, 2000, increased $38,301, or 15.9%, compared to the six-month period ending June 30, 1999, the network access services decreased by $33,539 when comparing these same two six-month periods. The local network service revenue increase resulted from the increase of 140 customers; the effect of having a full six months of the rate increase implemented April 1, 1999 recorded in the six-month period ended June 30, 2000; and the rate increase for calling features implemented as switch conversions were completed in 1999. The network access decrease of $33,539 or 2.8%, when comparing the six-month period ending June 2000 to the same period in 1999, is attributable to the decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction Telemarketing, Inc. Telemarketing services revenue generated by Pacific Junction also decreased $93,553, or 42.3% for the six-month period ended June 30, 2000, when compared to the six-month period ended June 30, 1999. This decrease represents an industry-wide decline in the use of telemarketing services when comparing the two six-month periods.

          There was an increase in internet services for the six-month period ending June 30, 2000, when compared to the same period in 1999 of $123,307, or 67.8%. This increase was a direct correlation to a 61.6%, or 818 internet lines increase in the customer base when comparing these two six-month periods. Another significant component of the overall operating revenue increase was a $107,764, or 34.2% increase in the miscellaneous revenue when comparing the six-month period ending June 30, 2000 with the same six-month period in 1999. This miscellaneous revenue increase was primarily the result of increased cellular service commissions.

          There was an increase in total operating expenses of $435,609, or 20% for the six-month period ending June 30, 2000, when compared to the six-month period ending June 30, 1999. All of the components of operating expense increased when comparing these two six-month periods. There was a $263,383, or 42.3% increase in plant specific operations expense when comparing the six-month period ended June 30, 2000, to the six-month period ended June 30, 1999. Of this $263,383 increase, almost $105,792 was attributable to an increase in internet expense to support the increase of 818 customers. Technician education and training expense of $19,353 is reflected in the plant specific expenses for the six-month period ended June 30, 2000, compared to no expenditures during the six-month period ended June 30, 1999. Cellular expenses for the six-month time period ended June 30, 2000, as compared to the six-month time period ended June 30, 1999, increased plant specific expense by $90,597. This cellular expense increase resulted from payroll expenditures to staff the new retail store, which opened April 6, 2000, and to pay advertising costs in direct correlation to the increase in cellular sales. Plant specific expenses were also increased by $36,409 in the cable TV operations. While the winter weather allowed more repair and maintenance work during the first three months of 2000 as compared to the first three months of 1999, the primary cause of all plant specific increases was from wage and benefit increases which became effective January 1, 2000. The telephone systems repair and maintenance expense, and the office furniture expense together also increased by $10,873 when comparing the six-month period ended June 30, 2000, to the six-month period ended June 30, 1999.

          Plant nonspecific operations expense increased $6,711 or 14.8%, for the six-month period ending June 30, 2000, when compared to the six-month period ending June 30, 1999. The increase resulted from office equipment leasing contracts, and office equipment maintenance agreements that are based on volume. There was a $12,112, or 9%, increase in the cost of programming expense for cable TV services when comparing the six-month period ended June 30, 2000, with the six-month period ended June 30, 1999. The programming increase was the result of programming fee increases. Depreciation and amortization expense increased $45,830, or 10%, for the six-month period ended June 30, 2000, when compared to the same period in 1999. As noted in prior reports, the switches in the seven telephone exchanges were replaced during 1998 and 1999. The six-month period ending June 30, 2000, would now reflect depreciation on all seven switches as compared to the time period June 30, 1999, which would show partial year depreciation on only the switches that were installed by that date. The increase in customer operations for the six-month period ended June 30, 2000, was $38,956, or 11%, when compared to the six-month period ended June 30, 1999. However, the telemarketing services customer service expenses for labor, supplies and telephone expense decreased by $46,523 in direct correlation to the decrease in telemarketing revenue during the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999. All other customer service personnel expenses increased $75,190 for the six-month period ended June 30, 2000, when compared to the same six month period in 1999 because eight staff members have been added since October of 1999 for customer service assistance, computer and billing services, and to staff the retail store that opened April 6, 2000. Salary increases also became effective January 1, 2000, which would not have been reflected in the six-month period ended June 30, 1999. Customer service supply expense also increased when comparing these two six-month periods because of the increased customer correspondence generated for notification of cable channel line-up changes, area code prefix changes, billing procedure changes and similar customer notifications.

          There was an increase of $65,331, or 14%, in corporate operations expense for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999. This increase partially relates to wage increases effective January 1, 2000, additional information technology staff members, and legal, accounting and other expenses incurred with respect to Breda becoming a reporting company under Securities Exchange Act of 1934. The legal and accounting fees incurred during the six-month period ended June 30, 2000, included fees for the preparation of proxy statements, and the annual report to all shareholders, which were first-time expenses that would not have been incurred in the six-month period ended June 30, 1999. First time consultant fees were also incurred during the six-month period ended June 30, 2000, as compared to the same six-month period in the prior year for new business venture research and for company-wide job descriptions, organization structure work and personnel evaluation program work. Also included in corporate expenditures during the six month period ended June 30, 2000, which would not have been included in the six-month period ended June 30, 1999, were fees and expenditures to investigate a company-wide trademark and logo.
          Information system expenses also increased by $20,105 during the six-month period ended June 30, 2000, when compared to the six-month period ended June 30, 1999. These expenses resulted from work on software and hardware upgrades and new operating lease expenditures for the additional hardware needed to accommodate the company's growth. Some hardware is now leased for the headquarters office, satellite offices and the retail outlet.

          Non-operating income decreased by $2,472,221, or 33.5%, during the six-month period ended June 30, 2000, when compared to the same period in 1999. One factor in this decrease was the result of the $7,436,415 gain on the sale of the direct broadcast satellite operation in January 1999, and the additional interest income on the funds invested from that sale. The proceeds of this event were reported during the six-month time period ended June 30, 1999, and there are no corresponding proceeds from this one-time event recorded for the six-month period ended June 30, 2000. However, on May 12, 2000, the company and all other stockholders sold all of their outstanding shares of Central Iowa Cellular (CIC). This minority cellular investment sale resulted in the company receiving cash of $5,108,279 and the transaction resulted in a gain of $4,900,959, which was included in non-operating income during the six-month period ended June 30, 2000. The difference in the reportable gains of these two events totaled $2,535,456. Interest and dividend income decreased by $56,649 or 26.3% when comparing the two six-month periods because of a reduction in investments to pay income tax estimates, switch upgrades and debt reduction. Another factor in the overall non-operating income decrease was the receipt of investment partnership distributions of $83,335 and $23,508 during the six-month period ended June 30, 2000, compared to no partnership distributions in the six-month period ended June 30, 1999. There was also a $23,287 loss on the disposal of switch during the six-month period ended June 30, 1999, which was included in other income, with no corresponding event recorded in the six-month period ended June 30, 2000.

          Income taxes decreased by $962,604, or 32.4%, for the six-month period ended June 30, 2000, when compared to the same period in 1999. The decrease resulted primarily from the difference in taxable gain on the Central Iowa Cellular stock sale in May 2000, versus the broadcast satellite operation taxable gain in January 1999.

          Net income decreased $1,797,509 for the six-month period ended June 30, 2000, when compared to the same period in 1999. The decrease was attributable to the noted decreases in net operating income and non-operating income as well as the decrease in income taxes mainly attributable to the difference in taxable gains on the Central Iowa Cellular stock sale in May 2000, and the broadcast satellite sale in January 1999.

          Liquidity and Capital Resources at Year Ended 1999

          Breda's net working capital was a positive $885,642 as of the close of December 1999. This represents a $1,311,164 increase in net working capital from year-end 1998.

          Liquidity and Capital Resources at Six Months Ended June 30, 2000.

          Breda's net working capital was a positive $2,904,296 as of the close of June 2000. This represents an increase of $2,018,654 in net working capital from year-end December 1999. Cash and cash equivalents increased $2,968,403 during the six-month period ended June 30, 2000, when compared to the year ended December 31, 1999. This increase resulted primarily from receipt of $5,108,279 from the sale of the Central Iowa Cellular stock on May 12, 2000, and the subsequent pay down of variable rate (8.05% - 8.3% at June 30, 2000) long term debt of $1,243,625 and corresponding interest of $23,838 from Rural Telephone Finance Cooperative on June 30, 2000. Sale proceeds were also used to make estimated tax payments of $725,000 in June of 2000. There were no prepaid income taxes as of June 30, 2000, as compared to $542,330 at December 31, 1999. These prepayments were applied to estimated tax payments during the first two quarters of 2000.

          The current portion of long-term debt decreased by $323,573 as of June 30, 2000, when compared to the year ended December 31, 1999. A portion of this decrease would be attributable to the payoff of two long-term loans with Rural Telephone Finance Cooperative in June 2000. Accounts payable increased $208,251 as of June 30, 2000 as compared to the year ended December 31, 1999. Some expenditures that were included in this increase that would not have been applicable to December 31, 1999, were associated with the purchase of a new software operating system, the increase in cellular inventory expenditures because of the retail outlet, and contracted work for boring underground cable.

          Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

          There was an increase in total operating revenues for the three month period ended June 30, 2000, when compared to the same period in 1999, of $108,782, or 7.9%. Operating revenue increases resulted primarily from a $63,743, or 65.9%, increase in internet revenue during the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999, and from a $107,524, or 75.8%, increase in miscellaneous revenue when comparing these same three-month periods for 2000 and 1999. The internet revenue increase correlates to an increase in the customer base, and the miscellaneous income increase was primarily generated from increased cellular customers during the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. Two other components which caused a decrease in operating revenues were the decreases in the revenues from telemarketing services and in access charges. Telemarketing revenues decreased by $30,429, or 29.3% because of some calling number unavailability, which resulted in less calling hours. Access charges revenues decreased by $42,351, or 6.8%, because of a decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction. The telemarketing calls made by Pacific Junction are a major source of access charges revenue.

          There was an increase in local network services revenue of $15,977, or 12.5%, during the three-month period ended June 30, 2000, when compared to the same period in 1999. This increase was due primarily to an increase in customers requesting a second line for internet services, and to calling feature rate increases that were implemented as switches were replaced during 1999. The three-month period ended June 30, 2000, would have calling feature revenue from all the exchanges, as compared to the calling feature revenue in the three month period ended June 30, 1999, which would only have calling feature rate increases included for the telephone exchanges where the switches had been replaced. Cable television services revenue decreased $4,430, or 1.7% for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. This decrease is the result of competition from satellite dish services and seasonal changes in customers dropping services and adding back the services at a later date.

          There was an increase in total operating expenses for the three-month period ended June 30, 2000, when compared to the same period in 1999, of $255,734, or 22.8%. Plant specific operations increased by $151,050 or 47.8% when comparing these two three-month periods. The increase was partially attributable to increased cellular and internet expenses to operate a retail outlet to sell cellular and internet services which opened April 6, 2000. A major component was wage and benefit costs for outside technicians and cellular/internet personnel because of wage and benefit increases, which became effective in January 2000. Costs to open the retail outlet are included in the three-month period ended June 30, 2000, which would not have been applicable to the three-month period ended June 30, 1999.

          Plant  nonspecific   operations  expense  increased  $10,286  for  the
          three-month period ended June 30, 2000, when compared to the three-month period ended June 30, 1999. The increase resulted from office equipment leasing contracts, and office equipment maintenance agreements that are based on volume. Some of these agreements for additional equipment were not in place during the three-month period ended June 30, 1999. Depreciation and amortization increased $26,352, or 10.8%, for the three-month period ended June 30, 2000, when compared to the same period in 1999. This increase was mainly due to all seven switches being depreciated during the three-month period ended June 30, 2000, where only the switches that had been replaced in 1998 and the first six months of 1999 would have been included in the three-month period ended June 30, 1999. Additional expenditures would also be included in the three-month period ended June 30, 2000, for additional furnishings required by the increased number of staff members.

          The increase in customer operations expense for the three-month period ended June 30, 2000, was $25,431, or 14%, when compared to the three-month period ended June 30, 1999. The increase was primarily the result of wage and benefit rate increases that were effective in January 2000, which would not have been reflected in the three-month period ended June 30, 1999. Another factor in the increase was the addition of four full-time equivalents to staff the new retail store, which opened in April 2000.

          There was an increase of $35,672, or 13.8%, in corporate operations expense for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. This increase resulted from salary increases effective in January 2000, as well as consultant fees for corporate organization and new business venture activity. Information system expenses also increased during the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999, because a new computer operating system was installed, and the Cable TV billing system for approximately 3500 customers, was moved to the headquarters location and converted from one vendor billing system to the one used for most of the billing by the rest of the company. The number of staff members working in the information technology area was also increased from the same three-month time period a year ago.

          Non-operating income increased by $5,005,061 for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. On May 12, 2000, the Company and all other stockholders of Central Iowa Cellular, Inc. sold all of their outstanding shares. This minority cellular investment sale resulted in the Company receiving a partial payment of $5,108,279 on May 12, 2000. The partial payment transaction resulted in a gain of $4,900,959, which was included in non-operating income during the three-month period ended June 30, 2000, and for which there was no comparable entry during the three-month period ended June 30, 1999. Subsequent to June 30, 2000, and immediately prior to filing the June 30, 2000 Form 10-QSB, Prairie Telephone Company received the remaining payment in the amount of $117,755 which will be classified as an additional gain from the sale of Central Iowa Cellular, Inc. stock. Other non-operating income increases resulted from the receipt of $83,335 from a cellular partnership investment during the three-month period ended June 30, 2000 for which there was no comparable item in the three-month period ended June 30, 1999. Another non-operating revenue increase resulted because all switch change-outs had been completed by December 31, 1999, so while there was a $23,287 loss on the disposal of switches included in other income in the three-month period ended June 30, 1999, there was no switch disposal loss in the three-month period ended June 30, 2000.

          Income taxes increased $1,891,726, during the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. The increase resulted primarily from the gain on the sale of the Central Iowa Cellular stock in May 2000, for which there was no corresponding transaction during the three-month period ended June 30 1999.

          While both operating revenues and operating expenses increased for the three month period ended June 30, 2000, when compared to the three-month period ended June 30, 1999, the main reason net income increased $2,966,383 when comparing these same three-month periods, was because of the gain on the sale of the Central Iowa Cellular stock.

          Other Activities

          Breda's board of directors determines the purchase price payable for newly-issued shares of Breda's common stock. Breda's board of directors also determines the redemption price that will be paid by Breda if it elects to redeem a shareholder's shares in any of the various circumstances in which Breda has the right to purchase those shares. Breda's board of directors most recently made this determination on June 12, 2000, when the board adopted a resolution fixing the issuance price and redemption price to be $235 per share. A discussion of this action by the board of directors is set forth in Breda's Form 8-K which was filed with the Securities and Exchange Commission on June 26, 2000.

          Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 were $1,249,414, and are currently expected to be approximately $628,000 in 2000.

          Breda anticipates that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone and Westside Independent Telephone Company to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the Federal Communications Commission, must now generally be completed by June 30, 2000. However, for wireline, cellular, and broadband personal communications service carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities must be completed by September 30, 2001. Breda's switch vendor is preparing estimates for the cost to upgrade Breda's, Prairie Telephone's and Westside Independent Telephone Company's software as necessary to become compliant with CALEA, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $200,000.

          On June 5, 2000, the CALEA Implementation Section of the FBI informed Breda, that based on the information provided in accordance with the Flexible Deployment Assistance Guide, the FBI supports a two-year extension of the June 30, 2000, compliance date for Breda Telephone Corporation, Prairie Telephone Company, Inc. and Westside Independent Telephone Company under section 107(c) of CALEA.

          As of June 30,  2000,  Breda and its  subsidiaries  had  approximately
          $5,693,143 in outstanding loans with the Rural Telephone Finance Cooperative (the "RTFC"). Of the outstanding debt with the RTFC on that date, approximately $2,213,578 was at a fixed interest rate of 7.35% per annum, and carried a ten-year term. The variable rates on the remaining RTFC debt exceed that fixed rate and could affect future borrowing decisions and the allocation of outstanding debt between fixed and variable rates. Breda Telephone and Prairie Telephone also have a line of credit available from RTFC until January 2001 for $1,000,000. There were no outstanding advances on this line of credit at June 30, 2000.

          Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. For example, Breda considered and pursued the acquisition of the telephone lines sold by GTE and US West in 1999. Those telephone lines were, however, acquired by other telephone companies. One of the purchasers of some of the telephone lines of GTE was Iowa Network Services, Inc. Iowa Network Services, Inc. provides various services to telephone companies, including Breda, Prairie Telephone and Westside Independent Telephone Company. Although no definite plans exist, it is possible that Iowa Network Services, Inc. may consider selling some of those telephone lines in the next two to five years. If that occurs, Breda, Prairie Telephone and Westside Independent Telephone Company will consider pursuing the acquisition of those telephone lines. There is no assurance, however, that Iowa Network Services, Inc. will ever sell any of the telephone lines or if it does, that Breda, Prairie Telephone or Westside Independent Telephone Company will determine to pursue those acquisitions or will be successful in acquiring any lines even if they determine to pursue them. Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased former US West telephone properties in Iowa. Given the recent acquisitions of the GTE and US West telephone lines by other telephone companies, Breda currently does not foresee the possibility of the acquisition of any additional telephone lines, other than perhaps from Iowa Network Services, Inc. as discussed above.

          Breda, Prairie Telephone and Westside Independent Telephone Company currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

          There are no current plans to expand the cable services areas of, or the cable services provided by Tele-Services, Ltd. Tele-Services does anticipate, however, and is also presently upgrading some of its plant, equipment and cable in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The cost of those upgrades in the next twelve months, however, is estimated to be less than $50,000.

          Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

          Breda believes that the funds from the sale of its direct broadcast satellite operation in January of 1999, and the sale of its Central Iowa Cellular stock in May 2000, along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Breda currently is not aware of any pending legal proceeding to which Breda is a party or to which any of Breda's property is subject, other than routine litigation that is incidental to its business. Breda currently is not aware that any governmental authority is contemplating any proceeding against Breda or any of its property.

Item 2.   Changes in Securities.

          No material modifications, limitations or qualifications were made to or placed upon the terms of Breda's shares of common stock during the period of January 1, 2000 through June 30, 2000.

          Breda did not issue any shares of its common stock during the period of January 1, 2000 through June 30, 2000.

Item 3.   Defaults Upon Senior Securities.

          There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The annual meeting of the shareholders of Breda was held on May 17, 2000. The only matters voted upon by the shareholders at the annual meeting were the election of three directors for Breda and the ratification of the appointment of Breda's auditors for the year 2000.

          Breda's board of directors consists of seven members, divided into three classes based upon the length of their term. Each member of the board of directors is elected to a three year term and until his or her successor is elected, and the terms of office of the directors are staggered so that three of the directors' terms expire in one year, two expire the next year, and two expire the following year.

          The terms of three of Breda's directors expired at the annual meeting of the shareholders of Breda. The directors whose terms expired at the annual meeting were Dean Schettler, John Wenck and Dave Hundling.

          There were four nominees for the three director positions to be filled at the annual meeting of the shareholders. The nominees were the following individuals:

                     Rod Doorenbos             Dean Schettler
                     Roger Nieland             John Wenck

          Dave Hundling determined not to pursue re-election as a director.

          Roger Nieland, Dean Schettler and John Wenck were elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2003. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the four nominees for election as directors of Breda was as follows:

                                      Against                         Broker
          Name              For     or Withheld     Abstentions     Non-Votes
          ----              ---     -----------     -----------     ---------
          Roger Nieland     192          -               -              -
          Dean Schettler    282          -               -              -
          John Wenck        256          -               -              -
          Rod Doorenbos     185          -               -              -

          The other directors continuing in office after the annual meeting of the shareholders are the following individuals:

                  Scott Bailey                        Dave Grabner
                  Larry Daniel                        Clifford Neumayer

          The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2000. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

          For        Against or Withheld       Abstentions      Broker Non-Votes
          ---        -------------------       -----------      ----------------
          194                17                    93                  38

Item 5.   Other Information.

          Breda does not believe there is any information to report under this Item.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

          (b) The following report on Form 8-K was filed during the quarter ended June 30, 2000:

          Breda filed a report on Form 8-K with the Securities and Exchange Commission on June 26, 2000. The date of the Form 8-K was June 12, 2000. The item reported in the Form 8-K was the board of directors adoption of a resolution on June 12, 2000 fixing the issuance price for newly issued shares of Breda's common stock and the redemption price for Breda's shares of common stock at $235 per share. The prior per share price fixed by the board of directors was $180.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BREDA TELEPHONE CORP.



Date:    August 7, 2000.                By:  /s/ Dean Schettler
                                             ----------------------------------
                                             Dean Schettler, President



Date:   August 7, 2000.                 By:  /s/ Scott Bailey
                                             ----------------------------------
                                             Scott Bailey, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                         Six Months Ended June 30, 2000
                              BREDA TELEPHONE CORP


Description of Exhibit                                               Page Number

2.   Plan of Acquisition, Disposition,
     Reorganization, Arrangement,
     Liquidation or Succession

     (a) Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, Westside Independent Telephone Company, and Breda Telephone Corporation, along with the Amendment to the Stock Purchase Agreement dated May 22, 1998. (Filed as Exhibit 2.1 to Breda's Registration Statement on Form 10-SB, and incorporated herein by this reference.)

     (b) Stock Purchase Agreement dated May 22, 1998, by and between Arthur Zerwas and Mary Zerwas, and Breda Tele-Services,
          Ltd., along with the Amendment to the Stock Purchase
          Agreement dated May 22, 1998. (Filed as Exhibit 2.2 to
          Breda's Registration Statement on Form 10-SB, and incorporated herein by this reference.)

     (c) Asset Purchase Agreement dated October 6, 1998, by and between NewPath Communications, L.C. and Tele-Services, Ltd. (Filed as Exhibit 2.3 to Breda's Registration Statement on Form 10-SB, and incorporated herein by this reference.)

     (d) Asset Purchase Agreement by and between Golden Sky Systems, Inc. and Breda Telephone Corporation dated as of November 30, 1998, along with the Amendment of Asset Purchase Agreement dated as of January 11, 1999. (Filed as Exhibit
          2.4 to Breda's Registration Statement on Form 10-SB, and incorporated herein by this reference.)

     (e) Stock Purchase Agreement dated March 29, 2000, by and among AirTouch Iowa, LLC, Central Iowa Cellular, Inc., Prairie Telephone Company, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc.,

          Minburn Telephone Company, and Interstate Enterprises, Ltd. (Filed as Exhibit 2.1 to Breda's Form 8-K dated March
          29,2000 and filed April 12, 2000, and incorporated herein by this reference.)

     (f) Des Moines Tower Proceeds Agreement dated as of March 29, 2000, by and among AirTouch Com- munications, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc., Minburn Telephone Company, Interstate Enterprises, Ltd. and Prairie Telephone Company, Inc., along with Exhibits A and B thereto. (Filed as Exhibit 2.2 to Breda's Form 8-K dated March 29, 2000 and filed April 12, 2000, incorporated herein by this reference.)

3.   Articles of Incorporation and Bylaws

     (a)  Amended and Restated Articles of Incorporation of Breda
          Telephone Corp. (Filed as Exhibit 3.1 to Breda's
          Registration Statement on Form 10-SB, and incorporated herein by this reference.)

     (b) Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Amendment No. 1 to Breda's Registration Statement on Form 10-SB, and incorporated herein by this reference.)

10.  Material Contracts

     (a) Employment Agreement effective April 1, 2000 between Breda and Robert Boeckman. (Filed as Exhibit 10.1 to Breda's Form 10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by this reference.)

     (b) Employment Agreement effective April 1, 2000 between Breda and Jane Morlok. (Filed as Exhibit 10.2 to Breda's Form
          10-QSB for the quarterly period ended March 31, 2000, and incorporated herein by this reference.)

*27. Financial Data Schedule

*    Included with this filing