Form 10QSB
period 2000-09-30
BREDA TELEPHONE CORP
filed 2000-11-13
CIK 1084448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 2000.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________________ to ____________________

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,243 shares of common stock, no par value, at September 30, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 For the Periods
                        Ended September 30, 2000 and 1999
                      and the Year Ended December 31, 1999

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA



                                    Contents
                                    --------
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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                              2000        December 31,
     ASSETS                                               (Unaudited)         1999
     ------                                               -----------     -----------
CURRENT ASSETS
     Cash and cash equivalents                            $ 1,807,582     $   411,341
     Current portion of investments                           114,872          94,810
     Accounts receivable                                      788,712         681,675
     Income taxes refundable                                       --         542,330
     Interest receivable                                       74,981          67,580
     Inventories                                              108,515          88,479
     Other                                                     86,988          77,527
                                                          -----------     -----------
                                                            2,981,650       1,963,742
                                                          -----------     -----------


OTHER NONCURRENT ASSETS
     Investments, less current portion                      4,544,321       4,417,624
     Other investments                                      2,476,811       2,725,488
     Intangibles, net of accumulated amortization           1,153,446       1,222,372
     Deferred income taxes                                         --          11,360
                                                          -----------     -----------
                                                            8,174,578       8,376,844
                                                          -----------     -----------


PROPERTY AND EQUIPMENT, NET                                 6,163,772       6,340,193
                                                          -----------     -----------


TOTAL ASSETS                                              $17,320,000     $16,680,779
                                                          ===========     ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,
                                                                                         2000           December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                            (Unaudited)             1999
     ------------------------------------                                            -----------         -----------
CURRENT LIABILITIES
     Current portion of long-term debt                                               $   218,759         $   608,412
     Accounts payable                                                                    231,854             239,787
     Accrued taxes                                                                       167,108             125,643
     Other                                                                               179,295             104,258
                                                                                     -----------         -----------
                                                                                         797,016           1,078,100
                                                                                     -----------         -----------


LONG-TERM DEBT, less current portion                                                   4,098,564           6,547,930
                                                                                     -----------         -----------


DEFERRED CREDITS                                                                          26,331                  --
                                                                                     -----------         -----------


STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized and 37,243 and
         37,682 shares issued and outstanding at $235 and $149
         stated value, respectively                                                    8,752,105           5,614,618
     Retained earnings                                                                 3,645,984           3,440,131
                                                                                     -----------         -----------
                                                                                      12,398,089           9,054,749
                                                                                     -----------         -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $17,320,000         $16,680,779
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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2000 and 1999

                                                                 For the Three Months Ended             For the Nine Months Ended
                                                                   2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
OPERATING REVENUES
     Local network services                                    $   141,585        $   126,120        $   421,264        $   367,498
     Network access services                                       673,513            549,890          1,819,929          1,729,845
     Cable television services                                     262,173            267,613            791,881            791,556
     Telemarketing services                                         78,040            106,030            205,408            326,951
     Internet services                                             166,299            103,008            471,422            284,841
     Billing and collection services                                22,621             15,711             65,799             59,217
     Miscellaneous                                                 221,386            110,278            644,579            425,690
                                                               -----------        -----------        -----------        -----------
                                                                 1,565,617          1,278,650          4,420,282          3,985,598
                                                               -----------        -----------        -----------        -----------

OPERATING EXPENSES
     Plant specific operations                                     451,219            329,616          1,337,898            957,116
     Plant nonspecific operations                                   23,497             21,865             75,522             67,179
     Cost of programming                                            78,547             45,330            225,910            180,581
     Depreciation and amortization                                 285,476            263,918            815,160            746,625
     Customer operations                                           187,138            175,676            581,627            528,153
     Corporate operations                                          205,443            183,627            735,882            648,735
     General taxes                                                  52,406             49,411            120,522            114,240
                                                               -----------        -----------        -----------        -----------
                                                                 1,283,726          1,069,443          3,892,521          3,242,629
                                                               -----------        -----------        -----------        -----------

OPERATING INCOME                                                   281,891            209,207            527,761            742,969
                                                               -----------        -----------        -----------        -----------

NON-OPERATING INCOME (EXPENSE)
     Interest and dividend income                                  105,618             74,004            263,956            287,792
     Interest expense                                             (118,166)          (127,072)          (381,799)          (374,866)
     Loss on sale of investments                                      (375)           (35,304)            (3,183)           (41,423)
     Gain on sale of DBS investment                                     --                 --                 --          7,436,415
     Gain on sale of cellular investment                           117,755                 --          5,018,714                 --
     Income from cellular partnerships                             349,440                 --            432,775                 --
     Income from Alpine partnership                                     --                 --             23,508                 --
     Other                                                          (1,520)            (1,547)             2,602            (21,795)
                                                               -----------        -----------        -----------        -----------
                                                                   452,752            (89,919)         5,356,573          7,286,123
                                                               -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                         734,643            119,288          5,884,334          8,029,092
                                                               -----------        -----------        -----------        -----------

INCOME TAXES                                                       319,974             40,845          2,324,783          3,008,258
                                                               -----------        -----------        -----------        -----------

NET INCOME                                                     $   414,669        $    78,443        $ 3,559,551        $ 5,020,834
                                                               ===========        ===========        ===========        ===========

NET INCOME PER SHARE (Note 3)                                  $     11.09        $      2.08        $     94.69        $    133.10
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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock                   Retained
                                                  Shares               Amount             Earnings               Total
                                               -----------          -----------          -----------          -----------
Balance at December 31, 1998                        37,722          $ 2,414,208          $ 1,693,818          $ 4,108,026

    Total comprehensive income:
        Net income                                                                         5,065,849            5,065,849

    Dividends paid                                                                          (113,166)            (113,166)

    Common stock redeemed, net                         (40)              (5,960)                                   (5,960)

    Stock value adjustment                                            3,206,370           (3,206,370)
                                               -----------          -----------          -----------          -----------

Balance at December 31, 1999                        37,682            5,614,618            3,440,131            9,054,749

    Total comprehensive income:
        Net income                                                                         3,559,551            3,559,551

    Dividends paid                                                                          (113,046)            (113,046)

    Common stock redeemed, net                        (439)            (103,165)                                 (103,165)

    Stock value adjustment                                            3,240,652           (3,240,652)
                                               -----------          -----------          -----------          -----------

Balance at September 30, 2000                       37,243          $ 8,752,105          $ 3,645,984          $12,398,089
                                               ===========          ===========          ===========          ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 1999

                                                                               2000               1999
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                            $ 3,559,551        $ 5,020,834
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                         815,160            746,625
         Amortization of investment tax credits                                 (7,327)            (7,327)
         Deferred income taxes                                                  37,691            (52,093)
         Gain on sale of DBS investment                                             --         (7,436,415)
         Gain on sale of cellular investment                                (5,018,714)                --
         Changes in operating assets and liabilities:
              Decrease in assets                                               398,394             31,442
              Increase (decrease) in liabilities                               108,569           (221,547)
                                                                           -----------        -----------
         Net cash used in operating activities                                (106,676)        (1,918,481)
                                                                           -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                     (562,485)          (923,714)
     Cost of removing plant, net of salvage                                         --             10,677
     Purchase of investments                                                  (287,201)        (6,003,790)
     Sale of investments                                                       140,442          1,969,677
     (Increase) decrease in other investments                                   41,357           (104,231)
     Proceeds from sale of DBS investment                                           --          8,038,197
     Proceeds from sale of cellular investment                               5,226,034                 --
                                                                           -----------        -----------
         Net cash provided by investing activities                           4,558,147          2,986,816
                                                                           -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock redeemed, net                                               (103,165)                --
     Repayment of line of credit                                                    --           (750,000)
     Repayment of long-term debt                                            (2,839,019)          (438,360)
     Dividends paid                                                           (113,046)          (113,166)
                                                                           -----------        -----------
         Net cash used in financing activities                              (3,055,230)        (1,301,526)
                                                                           -----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                1,396,241           (233,191)
                                                                           -----------        -----------


CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                       411,341            782,959
                                                                           -----------        -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,807,582        $   549,768
                                                                           ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                          $   381,799        $   374,866
         Income taxes                                                      $ 1,700,000        $ 2,990,528

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and change in cash flows for the nine months ended September 30, 2000 and 1999.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the period ending September 30, 2000 are not necessarily indicative of the operating results of the entire year.

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

                                                          Local
                                                        Exchange
                                                        Carriers         Broadcast           Other             Total
                                                       -----------      -----------       -----------       -----------
     Nine months ended September 30, 2000
     ------------------------------------
     Revenues and sales
            External customers                         $ 2,951,571      $   791,881       $   676,830       $ 4,420,282
            Intersegment                                        --               --                --                --
     Segment profit (loss)                               3,692,210          (83,866)          (48,793)        3,559,551

     Nine months ended September 30, 1999
     ------------------------------------
     Revenues and sales
             External customers                        $ 2,582,250      $   791,556       $   611,792       $ 3,985,598
             Intersegment                                       --               --                --                --
     Segment profit (loss)                                 377,985        4,630,223            12,626         5,020,834

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. OPERATING SEGMENTS, (Continued)

                                                               Local
                                                             Exchange
                                                             Carriers         Broadcast          Other            Total
                                                            -----------      -----------      -----------      -----------
     Three months ended September 30, 2000
     -------------------------------------
     Revenues and sales
           External customers                               $ 1,059,105      $   262,173      $   244,339      $ 1,565,617
           Intersegment                                              --               --               --               --
     Segment profit (loss)                                      465,923          (18,638)         (32,616)         414,669

     Three months ended September 30, 1999
     -------------------------------------
     Revenues and sales
           External customers                               $   801,999      $   267,613      $   209,038      $ 1,278,650
           Intersegment                                              --               --               --               --
     Segment profit (loss)                                       49,782            8,890           19,771           78,443

       Reconciliation of Segment Information                     Three months ended               Nine months ended
       -------------------------------------                        September 30,                    September 30,
                                                                2000             1999             2000             1999
                                                            -----------      -----------      -----------      -----------
     REVENUES AND SALES:
          Total revenues and sales for reportable
          segments                                          $ 1,321,278      $ 1,069,612      $ 3,743,452      $ 3,373,806
          Other revenues                                        244,339          209,038          676,830          611,792
          Elimination of intersegment revenues
            and sales                                                --               --               --               --
                                                            -----------      -----------      -----------      -----------
              Consolidated Revenues                         $ 1,565,617      $ 1,278,650      $ 4,420,282      $ 3,985,598
                                                            ===========      ===========      ===========      ===========

     PROFIT:
          Total profit for reportable segments              $   447,285      $    58,672      $ 3,608,344      $ 5,008,208
          Other profit (loss)                                   (32,616)          19,771          (48,793)          12,626
          Non-operating segment                                      --               --               --               --
          Minority interest                                          --               --               --               --
                                                            -----------      -----------      -----------      -----------
              Net Income                                    $   414,669      $    78,443      $ 3,559,551      $ 5,020,834
                                                            ===========      ===========      ===========      ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. NET INCOME PER COMMON STOCK

     Net income per common share for September 30, 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2000 are 37,408 and 37,591, respectively. For both the three and nine months ended September 30, 1999, the weighted average number of shares of common stock outstanding were 37,722.

NOTE 4. DISPOSITION OF CELLULAR AND DBS INVESTMENTS

     On May 12, 2000, the Company sold all of their outstanding shares of Central Iowa Cellular, Inc. (CIC). The Company received cash of $5,108,279, which included the majority of the Company's share of the Tower Net Proceeds. The transaction resulted in a gain of $4,900,959, which was included in operations during the second quarter of 2000. During third quarter 2000, certain events occurred which made final certain terms of the sale resulting in the receipt of $117,755, which was classified as an additional gain on the sale of the cellular investment. In total, the completed transaction amounted to cash received of $5,226,034 and a recorded gain on the sale of $5,018,714.

     On January 11, 1999, the Company sold substantially all of its assets and liabilities related to the Direct Broadcast Satellite (DBS) investment. The Company received cash of $8,038,197 and the transaction resulted in a gain of $7,436,415, which was included in operations during the first quarter of 1999.

NOTE 5. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Nine Months Ended September 30, 2000 compared to Nine Months ended September 30, 1999.

     There was an increase in total operating revenues for the nine-month period ended September 30, 2000, when compared to the same period in 1999, of $434,684, or 10.9%.

     Local network services revenue increased $53,766, or 14.6%, for the nine-month period ended September 30, 2000, when compared to the same period in 1999. Approximately $20,076 of the $53,766 increase was caused by additional revenue generated by the addition of calling features as switch conversions were completed in 1999. The remaining increase resulted from the addition of 116 telephone customers and the effect of having a full nine months of the rate increase implemented April 1, 1999, recorded in the nine-month period ended September 30, 2000. Network access revenue increased $90,084, or 5.2%, when comparing the nine-month period ended September 30, 2000, to the nine-month period ended September 30, 1999. This increase was due to additional lines and facilities in the Yale telephone exchange now being eligible for NECA pool reimbursements, and because Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company had a retroactive one-time adjustment to estimated SS7 connectivity revenues.

     Cable  television   services   revenues  were  static  when  comparing  the
     nine-month period ended September 30, 2000, to the nine-month period ended September 30, 1999.

     Telemarketing services revenue decreased $121,543, or 37.2%, when comparing the period ended September 30, 2000, to the same period in 1999. The decrease is attributable to the decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction Telemarketing Center, Inc. The decline in the volume of telemarketing calls is attributable to Pacific Junction Telemarketing Center, Inc. receiving less telemarketing leads from the company Pacific Junction Telemarketing Center, Inc. has contracted with to provide it with telemarketing leads, which is Results Telemarketing, Inc. Pacific Junction Telemarketing Center, Inc. is considering licensing some of its telemarketing representatives as a means to increase the availability of calling numbers, because some telemarketing programs require a licensed agent. Pacific Junction Telemarketing Center, Inc. also continues to seek supplemental programs to augment the telemarketing leads provided by Results Telemarketing, Inc.

     There was an increase in Internet services for the nine-month period ended September 30, 2000, when compared to the same period in 1999, of $186,581, or 65.5%. This increase was due to an increase in the customer base of an additional 738 Internet lines, which was a 49.9% increase in lines, when comparing the two nine-month periods.

     Another significant component of the overall operating revenue increase was an increase of $218,889, or 51.4%, in miscellaneous revenue when comparing the nine-month period ended September 30, 2000, with the nine-month period ended September 30, 1999. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions.

     There was an increase in total operating expenses of $649,892, or 20%, for the nine-month period ended September 30, 2000, when compared to the nine-month period ended September 30, 1999. All of the components of the operating expenses increased when comparing the two nine-month periods.

     There was a $380,782, or 39.8%, increase in plant specific operations expense when comparing the nine-month period ended September 30, 2000, to the nine-month period ended September 30, 1999. Of this $380,782 increase, approximately $109,091 was additional facility operating expenditures to support the increase of the 738 new Internet customers, $56,631 was cable TV generated expenses for head-end equipment and underground cable maintenance performed during the summer months, and approximately $187,500 was additional cellular operating expenses, such as inventory and advertising expenses.

     Plant nonspecific operating expense increased $8,343, or 12.4%, for the nine-month period ended September 30, 2000, when compared to the nine-month period ended September 30, 1999. The increase was attributable mainly to additional furnishings, office supplies and expenditures to outfit Breda's retail outlet in Carroll, Iowa, which opened in April 2000.

     There was a $45,329, or 25.1%, increase in programming expense for cable TV services when comparing the nine-month period ended September 30, 2000, with the nine-month period ended September 30, 1999. The programming increase was the result of programming fee increases and the timing differences of free programming promotion offers between the two nine-month time periods.

     Depreciation and amortization expense increased $68,535, or 9.2%, for the nine-month period ended September 30, 2000, when compared to the same period in 1999. The switches in Breda's, Prairie Telephone Company, Inc.'s and Westside Independent Telephone Company, Inc.'s seven telephone exchanges were replaced during 1998 and 1999. The nine-month period ended September 30, 2000 reflected depreciation on all seven new switches, while the time period ended September 30, 1999, only reflected partial year depreciation on the new switches that had been installed by that date.

     Customer operations expense for the nine-month period ended September 30, 2000, increased $53,474, or 10.1%, when compared to the nine-month period ended September 30, 1999. The telemarketing services customer service expenses for labor, supplies and telephone expense decreased, however, by $60,895 during the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999. This decrease was due primarily to the decrease in the number of telemarketing calls made by Pacific Junction Telemarketing Center, Inc. Customer service expenses increased for all other services by $114,369, when comparing the two nine-month time periods. Eight staff members have been added since October 1999 for customer service assistance, computer and billing services, and to staff the retail store that opened in Carroll, Iowa on April 6, 2000.
     Salary increases also became effective January 1, 2000. A software conversion was also done for the cable TV system in the second quarter of 2000, and those conversion costs and related consultant costs are included in the nine-month period ended September 30, 2000. There also continues to be increased customer service expense generated by increased customer correspondence, newsletters, notification of cable channel line-up changes, area code prefix changes, billing procedure changes and similar customer notifications.

     There was an increase of $87,147, or 13.4%, in corporate operations expense for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999. This increase partially relates to wage increases effective January 1, 2000, additional information technology staff members, and legal, accounting and other expenses incurred with respect to Breda's continuing obligations as a reporting company under the Securities Exchange Act of 1934. The legal and accounting fees incurred during the nine-month period ended September 30, 2000, included fees for the preparation of Breda's proxy statement, and the annual report to the shareholders, which were first-time expenses that were not incurred in the nine-month period ended September 30, 1999. First time consultant fees were also incurred during the nine-month period ended September 30, 2000 for new business venture research and for job descriptions, organization structure work and personnel evaluation program work. Other corporate operations expenses incurred during the nine-month period ended September 30, 2000, were fees and expenditures to investigate the use of trademarks and logos. Information system expenses also increased during the nine-month period ended September 30, 2000, when compared to the nine-month period ended September 30, 1999. These expenses resulted from work on software and hardware upgrades and the resultant new operating lease expenditures for the additional hardware needed to accommodate Breda's and its subsidiaries growth. Some hardware is now leased for the headquarters office, satellite offices and the retail outlet.

     Non-operating  income  decreased  by  $1,929,550,   or  26.5%,  during  the
     nine-month period ended September 30, 2000, when compared to the same period in 1999.

     One factor in this decrease was the result of the $7,436,415 gain on Breda's sale of the direct broadcast satellite operation in January 1999, and the additional interest income on the funds invested from that sale. The proceeds of that one-time event are included for the nine-month period ended September 30, 1999. On May 12, 2000, however, Prairie Telephone Company, Inc. sold all of its shares of stock in Central Iowa Cellular, Inc. (CIC). This sale resulted in Prairie Telephone Company, Inc. receiving cash of $5,226,034. The gain on this sale of $5,018,714 was included in non-operating income during the nine-month period ended September 30, 2000, and there was no corresponding entry for the nine-month period ended September 30, 1999. The difference in the net gain on these two events in the two comparable nine-month periods accounted for a $2,417,701 decrease in non-operating income for the nine-month period ended September 30, 2000, when compared to the nine-month period ended September 1999.

     There was also income from cellular partnerships of $432,775, and of $23,508 from Alpine Communications, L.C., during the nine-month period ended September 30, 2000. There were no corresponding proceeds in the nine-month period ended September 30, 1999.

     The remaining $31,868 net decrease in net operating income for the nine-month period ended September 30, 2000, as compared to the same nine-month period in 1999, resulted from a combination of factors. There was additional miscellaneous income of $24,397, as compared to the figures for the nine-month period ended September 30, 1999, which included a one-time $23,287 loss on the disposal of a switch. There was also, however, a $23,836 decrease in interest and dividend income, a $6,933 increase in interest expense, and a $38,240 decrease in the loss on the sale of investments for the nine-month period ended September 30, 2000, when compared to the same period in the prior year.

     Income taxes decreased by $683,475, or 22.7%, for the nine-month period ended September 30, 2000, when compared to the same period in 1999. The decrease resulted primarily from the difference in taxable gain on the sale of the CIC stock in May 2000, versus the broadcast satellite operation taxable gain in January 1999.

     Net income decreased $1,461,283 for the nine-month period ended September 30, 2000, when compared to the same period in 1999. The decrease was attributable to the noted decreases in net operating income and non-operating income as well as the decrease in income taxes.

     Liquidity and Capital Resources at Year Ended 1999.

     Breda's net working capital was a positive $885,642 as of the close of December 1999. This represents a $1,311,164 increase in net working capital from year-end 1998.

     Liquidity and Capital Resources at Nine Months Ended September 30, 2000.

     Breda's net working capital was a positive $2,184,634 as of September 30, 2000. This represents an increase of $1,298,992 in net working capital from year-end December 1999. Cash and cash equivalents increased $1,396,241 during the nine-month period ended September 30, 2000, when compared to the year ended December 31, 1999. This increase resulted primarily from the partial receipt of $5,108,279 from the sale of the CIC stock on May 12, 2000, and the subsequent pay down of variable rate (8.05% - 8.2% at September 30, 2000) long term debt of $2,564,378 and corresponding interest of $56,978 to Rural Telephone Finance Cooperative on June 30, 2000 and September 30, 2000. The CIC stock sale proceeds were also used to make federal estimated tax payments of $1,300,000 during the nine-month period ended September 2000.

     With the pay-off of long term debt, the current portion of long-term debt decreased by $389,653 as of the close of September 30, 2000, when compared to year-end December 31, 1999. Both accrued taxes and other liabilities showed an increase as of September 30, 2000, when compared to year-end December 1999, and were the result of timing differences on accrued payroll and benefits.

     Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

     There was an increase in total operating revenues for the three-month period ended September 30, 2000, when compared to the same period in 1999, of $286,967, or 22.4%.

     Operating revenue increases resulted primarily from three sources: (i) a $123,623, or 22.5%, increase in network access services revenues, (ii) a $63,291, or 61.4%, increase in Internet service revenues, and (iii) a $111,108, or 100.8%, increase in miscellaneous revenue. The Internet services revenue increase was a direct result of an increased customer base. The miscellaneous revenue increase resulted from increased cellular sales commissions received from U.S. Cellular because of increased cellular sales. Network access service revenue increased due to additional lines and facilities in the Yale telephone exchange now being eligible for NECA pool reimbursements, and because Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company had a retroactive one-time adjustment from NECA for SS7 connectivity.

     One component which caused a decrease in operating revenues, was the decrease in the revenue from telemarketing services. Telemarketing revenues decreased $27,990, or 26.4%, when comparing the three-month period ended September 30, 2000, to the three-month period ended September 30, 1999. This decrease in telemarketing revenues continues the trend in the decline in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction Telemarketing Center, Inc. Pacific Junction

     Telemarketing Center, Inc. is considering licensing some of its telemarketing representatives in order to increase the availability of calling numbers, because some telemarketing programs require a licensed agent. Pacific Junction Telemarketing Center, Inc. also continues to seek supplemental programs to augment the telemarketing leads provided by Results Marketing, Inc.

     There was an increase in local network services revenue of $15,465, or 12.3%, during the three-month period ended September 30, 2000, when compared to the same period in 1999. The increase was due primarily to an increase in customers requesting a second line for Internet services, and to calling feature rate increases that were implemented as switches were replaced during 1999. The three-month period ended September 30, 2000, reflects calling feature revenue from all the exchanges, while the calling feature revenue in the three-month period ended September 30, 1999, only reflects calling feature rate increases for the telephone exchanges where the switches had been replaced before that date.

     Cable television services revenue decreased $5,440, or 2%, for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999. This decrease is believed to be the result of competition from satellite dish services.


     There was an increase in total operating expenses for the three-month period ended September 30, 2000, when compared to the same period in 1999, of $214,283, or 20%.

     Plant specific expenses increased by $121,603, or 36.9%, when comparing the two three-month periods. The increase was partially attributable to increased cellular and Internet expenses incurred to operate the retail outlet which was opened in April 2000 in Carroll, Iowa, to sell cellular and Internet services. Internet related expenditures also increased when comparing the three-month period ended September 30, 2000, to the three-month period ended September 30, 1999, because of the growth in the number of Internet customers. Another component of the plant specific expense increase resulted from increased wage and benefit costs for outside technicians and cellular/internet personnel which became effective in January 2000. Costs to operate the retail outlet are included in the three-month period ended September 30, 2000, which would not have been applicable to the three-month period ended September 30, 1999.

     Plant nonspecific operations expense increased $1,632, or 7.5%, for the three-month period ended September 30, 2000, when compared to the three-month period ended September 30, 1999. The increase was attributable mainly to additional furnishings, office supplies and expenditures to outfit additional office space at Breda's retail outlet in Carroll, Iowa. Programming costs increased $33,217, or 73.3%, for the three-month period ended September 30, 2000, when compared to the three-month period ended September 30, 1999. The increase was caused partially by rate increases, but was mainly the result of timing differences in the reporting and recording of these costs.

     Depreciation and amortization increased $21,558, or 8.2%, for the three-month period ended September 30, 2000, when compared to the same period in 1999. This increase was mainly due to all seven new switches being depreciated during the three-month period ended September 30, 2000, while only the switches that had been replaced in 1998 and the first nine months of 1999 were included in the three-month period ended September 30, 1999.

     There were also additional expenditures included in the three-month period ended September 30, 2000, for additional supplies required by the increased number of staff members.

     Customer operations expense for the three-month period ended September 30, 2000, increased $11,462, or 6.5%, when compared to the three-month period ended September 30, 1999. The increase results from wage and benefit rate increases that were effective in January 2000. Another factor in the increase was the addition of four full-time equivalents to staff the new retail store in Carroll, Iowa, which opened in April 2000.

     There was an increase of $21,816, or 11.9%, in corporate operations expense for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999. This increase resulted from salary increases effective in January 2000, as well as consultant fees for new business venture research. Information system expenses also increased during the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999, because of computer hardware operating leases and software consultant fees.

     Non-operating income increased by $542,671 for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999. On May 12, 2000, Prairie Telephone Company, Inc. sold all of its shares of stock in CIC. This sale resulted in Prairie Telephone Company, Inc. receiving a partial payment of $5,108,279 on May 12, 2000. The partial payment resulted in a gain of $4,900,959, which was included in non-operating income during the three-month period ended June 30, 2000. With the occurrence of certain events in the third quarter, additional terms of the sale were finalized, and on August 8, 2000, Prairie Telephone Company, Inc. received an additional payment in the amount of $117,755, which was classified as additional gain from the sale of the CIC stock in the three-month period ended September 30, 2000. There was no comparable entry during the three-month period ended September 30, 1999.

     Other non-operating income increases resulted from the receipt of $349,440 from cellular partnership investments during the three-month period ended September 30, 2000, for which there was no comparable entry in the three-month period ended September 30, 1999. Interest and dividend income increased $31,614, or 42.7%, for the three-month period ended September 30, 2000, when compared to the three-month period ended September 30, 1999. The increase mainly resulted from the temporary increase in investments from the cash received on the sale of the CIC stock until some of those sale proceeds were used for long term debt pay down. Interest expense decreased $8,906, or 7%, during the three-month period ended September 30, 2000, when compared to the same period in the prior year. While the variable interest rate increased in the year 2000 as compared to 1999, there was less principal outstanding, and two variable rate loans had been paid off as of June 30, 2000.

     Loss on the sale of investments decreased $34,929, or 99%, during the three-month period ended September 30, 2000, when compared to the same three-month period in 1999. This decrease is the result of investment redemption timing and the market value at the time of the redemption.

     Income taxes increased $279,129 for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999. The increase is attributable to the increase in net operating income and the increase in non-operating income as discussed above.

     Net income increased $336,226 for the three-month period ended September 30, 2000, when compared to the same period in 1999. The increase was attributable to the $72,684 increase in net operating income and the increase in non-operating income, which included the income from the cellular partnership investments and the additional gain on the sale of the CIC stock. There were no comparable entries in the three-month period ending September 30, 1999.

     Other Activities.

     Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 were $1,249,414, and are currently expected to be approximately $628,000 in 2000.

     Breda anticipates that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, were generally to have been completed by June 30, 2000. However, for wireline, cellular, and broadband personal communications service carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities were to have been completed by September 30, 2001.

     On June 5, 2000, however, the CALEA Implementation Section of the FBI informed Breda that, based on the information provided in accordance with the Flexible Deployment Assistance Guide, the FBI supports a two-year extension of the June 30, 2000, compliance date under section 107 of CALEA for Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company.

     Breda's switch vendor is preparing estimates for the cost to upgrade Breda's, Prairie Telephone Company, Inc.'s and Westside Independent Telephone Company's software as necessary to become compliant with CALEA, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $350,000.

     As of September 30, 2000, Breda and its subsidiaries had approximately $4,300,000 in outstanding loans with the Rural Telephone Finance Cooperative (the "RTFC"). Of the outstanding debt with the RTFC on that date, $2,185,666 was at a fixed interest rate of 7.35% per annum, and carried a ten-year term. The variable rates on the remaining RTFC debt exceed that fixed rate and could affect future borrowing decisions and the allocation of outstanding debt between fixed and variable rates. Breda and Prairie Telephone Company, Inc. also have a line of credit available from the RTFC until January 2001 for $1,000,000. There were no outstanding advances on this line of credit at September 30, 2000. Breda and Prairie Telephone Company, Inc. plan to increase the latter line of credit from the RTFC to $2,000,000, and to extend the time frame to 60 months, instead of 12 months, effective January 1, 2001.

     On October 16, 2000, Breda paid off a variable rate (8.30% as of October 1,
     2000) long-term debt to the RFTC of $2,131,590. Thus, Breda's only remaining long-term debt as of October 16, 2000, was $2,185,667 from the RFTC at a fixed rate of 7.35% per annum, and which carries a ten-year term.

     Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. For example, Breda considered and pursued the acquisition of the telephone lines sold by GTE and US West in 1999. Those telephone lines were, however, acquired by other telephone companies. One of the purchasers of some of the telephone lines of GTE was Iowa Network Services, Inc. Iowa Network Services, Inc. provides various services to telephone companies, including Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company. Although no definite plans exist, it is possible that Iowa Network Services, Inc. may consider selling some of those telephone lines in the next two to five years. If that occurs, Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company will consider pursuing the acquisition of those telephone lines. There is no assurance, however, that Iowa Network Services, Inc. will ever sell any of the telephone lines or if it does, that Breda, Prairie Telephone Company, Inc. or Westside Independent Telephone Company will determine to pursue those acquisitions or will be successful in acquiring any lines even if they determine to pursue them. Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased former US West telephone properties in Iowa. Given the recent acquisitions of the GTE and US West telephone lines by other telephone companies, Breda currently does not foresee the possibility of the acquisition of any additional telephone lines, other than perhaps from Iowa Network Services, Inc. as discussed above.

     Other than as discussed above, Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

     There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services, Ltd. is, however, presently upgrading some of its plant, equipment and cable in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The cost of those upgrades in the next twelve months, however, is estimated to be less than $50,000.

     Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

     Breda believes that the funds from the sale of its direct broadcast satellite operation in January of 1999, and the sale of Prairie Telephone Company, Inc.'s shares of stock in CIC in May 2000, along with its anticipated normal operating cash flows, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

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

Item 2. Changes in Securities.

     No material modifications, limitations or qualifications were made to or placed upon the terms of Breda's shares of common stock during the period of July 1, 2000 through September 30, 2000.

     Breda did not issue any shares of its common stock during the period of July 1, 2000 through September 30, 2000.

Item 3. Defaults Upon Senior Securities.

     There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the shareholders of Breda during the period of July 1, 2000 through September 30, 2000.

Item 5. Other Information.

     During the quarter ended September 30, 2000, Breda redeemed 439 shares of its common stock from thirteen different shareholders at $235 per share, for a total amount of $103,165. The $235 per share price is the redemption amount which was last established by the board of directors of Breda on June 12, 2000.

     There were transfers of shares of Breda's common stock during the quarter ended September 30, 2000 with respect to which Breda did not exercise its right of first refusal on those shares.

Item 6. Exhibits and Reports on Form 8-K.

     (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

     (b) Breda did not file any reports on Form 8-K during the period of July 1, 2000 through September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BREDA TELEPHONE CORP.



Date: November 13, 2000.                    By: /s/ Dean Schettler
                                                -------------------------------
                                                Dean Schettler, President


Date: November 13, 2000.                    By: /s/ Scott Bailey
                                                -------------------------------
                                                Scott Bailey, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                      Nine Months Ended September 30, 2000
                              BREDA TELEPHONE CORP.

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

     (f) Des Moines Tower Proceeds Agreement dated as of March 29, 2000, by and among AirTouch Communications, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc., Minburn Telephone Company, Interstate Enterprises, Ltd. and Prairie Telephone Company, Inc., along with Exhibits A and B thereto. (Filed as Exhibit 2.2 to Breda's Form 8-K dated March 29, 2000 and filed April 12, 2000, and incorporated herein by this reference.)

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