Form 10KSB
period 2000-12-31
BREDA TELEPHONE CORP
filed 2001-04-02
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000.

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year: $6,052,154

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $8,610,165, as of March 1, 2001. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $235 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 37,029 shares of common stock, no par value, at March 1, 2001.

     Transitional Small Business Disclosure Format: Yes [_] No [X]

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

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

     o reductions in or other changes to governmental programs assisting or affecting the telecommunications and cable industries, and in particular programs which aid providers of those services to rural areas; and

     o    continued availability of financing, and on favorable terms.


                                       (i)

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

     Local Exchange Carrier Services.

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

     The primary services provided by Breda, Prairie Telephone and Westside Independent are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2000, they were serving approximately 2,714 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing these services.

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

     o The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers." This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the designation because they are rural telephone providers. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, and the loss of the designation would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This designation therefore does not materially affect the operation of their businesses, and the designation was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received, in the aggregate, approximately $83,814 in universal services funding in 1998, $79,680 in 1999, and $85,223 in 2000. Breda anticipates receiving universal services funding in 2001 in an amount comparable to that received in 2000.

     o Breda, Prairie Telephone and Westside Independent are currently treated as rural telephone companies under the Telecommunications Act of 1996, which generally means that they may be exempted from some of the duties imposed on other telephone companies that might make it easier for potential competitors to compete with those companies. The IUB may withhold this exemption, however, if it finds that a request by a potential competitor for interconnection with Breda's, Prairie Telephone's or Westside Independent's networks is not unduly economically burdensome, is not technically unfeasible, and would not affect the provision of universal service. It is not possible to accurately predict whether a competitor will ever request interconnection or whether the request would be granted by the IUB. If a request is made and the IUB withholds this exemption, however, Breda, Prairie Telephone and Westside Independent would face competition in providing telephone services that they have not faced in the past.

     Breda, Prairie Telephone and Westside Independent are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

     o The FCC regulates the amount of the access charge rates that can be charged by Breda, Prairie Telephone and Westside Independent for interstate long distance calls. The National Exchange Carrier Association has been delegated some authority by the FCC regarding the regulation of access charge rates, but all changes proposed by the National Exchange Carrier Association must be approved by the FCC. The regulation of access charge rates is an area of particular concern to Breda, Prairie Telephone and Westside Independent, and is discussed below and in the "Overview" section in Item 6 of this annual report.

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

     o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. The FCC does so primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. It is not possible to accurately predict how the FCC will allocate the support payment funding in any year, but the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, Breda, Prairie Telephone, and Westside Independent received, in the aggregate, $538,818 in support payment funding in 1998, $404,136 in 1999, and $410,279 in 2000. Those
          amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. Various aspects of support payment funding may be redefined or otherwise affected if the Multi-Association Group Plan is adopted by the FCC. The proposed plan is discussed below in Item 6 in Part II of this annual report.

     The regulation of access charge rates is an area of particular concern to Breda, Prairie Telephone and Westside Independent because they derive a substantial amount of their overall revenues from access charge revenues. They receive access charge revenues from long distance carriers (sometimes referred to in the telephone industry as "inter-exchange carriers" or "IXCs") for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charge revenues for originating and terminating long distance calls made by their subscribers. The access charge rates that can be charged for interstate long distance calls is determined by the FCC. The FCC can change those rates at any time, and recent changes have lowered access charge rates. Breda anticipates that there may be further reductions in access charge rates over the next several years. Since access charge revenues constitute a substantial portion of Breda's, Prairie Telephone's and Westside Independent's total revenues, this is an area of material risk to them. A further discussion of this issue is found in the "Overview" section in Item 6 of this annual report.

     Breda, Prairie Telephone and Westside Independent each have agreements with Iowa Network Services. Under those agreements, Iowa Network Services provides Breda, Prairie Telephone and Westside Independent with the lines and services necessary for them to provide their telephone subscribers with, among other things, caller ID services and what is sometimes referred to in the telephone industry as "centralized equal access." As a practical matter, that access is what allows their subscribers to choose long distance carriers. Breda's, Prairie Telephone's and Westside Independent's telephone systems are tied into Iowa Network Services' fiber optic network and switches. Although it is not anticipated to occur, if their agreements with Iowa Network Services were terminated, it would be difficult for them to find a replacement for Iowa Network Services, and it would be costly for them to internalize all of those services. Prairie Telephone and Westside Independent are each shareholders of Iowa Network Services. Prairie Telephone and Westside Independent each currently own less than 1% of Iowa Network Services' outstanding stock.

     Telephone services providers like Breda, Prairie Telephone and Westside Independent are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda's, Prairie Telephone's and Westside Independent's subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act contemplates that various regulations will be promulgated by the FCC and state regulatory agencies to implement various parts of the Act, such as regulations setting out the procedures and methodologies for implementing and promoting competition in the telephone industry. Some of those regulations had still not been finalized at the time of the preparation of this annual report, and some legal and court actions have been taken by some regulators and others in the telephone industry challenging some aspects of some of the proposed regulations and procedures. Until those regulations are finalized, it is not possible to predict how the Telecommunications Act of 1996 may affect Breda, Prairie Telephone, Westside Independent and their telephone businesses. The regulations could, however, have a material adverse effect, and the Act does open up Breda, Prairie Telephone and Westside Independent to competition that they were not subject to in the past.

     There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. If any of those companies choose to provide service in any of Breda's, Prairie Telephone's or Westside Independent's service areas, there would be a reduction in revenue. To date, however, no company has chosen to compete in any of Breda's, Prairie Telephone's or Westside Independent's service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in the near future is small.

     Although competition is permitted, Breda, Prairie Telephone and Westside Independent currently do not, as indicated above, have direct competition in providing basic local telephone service in their existing service areas. They do, however, experience competition in providing access services and other services to long distance carriers. For example, they experience competition in providing access services for long distance when their subscribers use private line transport, switched voice and data services, microwave, or cellular or personal communications service. In those cases, the subscriber is not using Breda's, Prairie Telephone's or Westside Independent's networks or switches, so they cannot charge access charges to the long distance carrier. Various other competitors and forms of competition are also likely to arise in the future as technological advances occur in the telecommunications and cable industries.

     Some of the  cellular  ventures  in  which  Breda,  Prairie  Telephone  and
     Westside Independent have invested provide cellular services in the telephone exchange areas serviced by them. As indicated in the preceding paragraph, cellular services are competitive with the telephone services provided by Breda, Prairie Telephone and Westside Independent. Breda does not believe, however, that investments in cellular ventures are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes those investments are one method of attempting to diversify across the various telecommunications technologies which were available at the time of the preparation of this annual report.

     Revenues are also generated from sales of cellular phones and related service packages. For example, Breda has an agency agreement with U.S. Cellular which allows Breda to sell cellular phones to the public. Breda receives commission revenues on those sales. U.S. Cellular has recently notified Breda that it wishes to terminate the agreement effective May 31, 2001. U.S. Cellular is, however, also proposing a new agreement. Breda has not yet determined the impact, either positive or negative, of the proposed new agreement. Breda does, however, currently desire to continue to be an agent for U.S. Cellular.

     Breda, Prairie Telephone and Westside Independent also experience competition in providing billing and collection services to long distance carriers. The competition is from third parties who provide similar services. The long distance carriers are also starting to provide their own billing and collection services, rather than contracting for those services with others like Breda, Prairie Telephone and Westside Independent.
     Directory advertising is also now subject to competition because the Telecommunications Act of 1996 prohibits Breda, Prairie Telephone and Westside Independent from requiring exclusive listings in their phone books. Breda, Prairie Telephone, Westside Independent and BTC face competition in the sale and lease of telephone, cellular and related equipment because there are numerous competitors who sell and lease that equipment. (BTC is a subsidiary of Prairie Telephone, and is discussed below.) Breda, Prairie Telephone, Westside Independent and BTC also face competition in providing internet access, and Breda contemplates that the competition in that area will increase.

     For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. Breda has investigated and continues to explore re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services, but Breda has lost Internet customers in the three communities. Breda's recent overall Internet growth has, however, remained strong as discussed later in this annual report. Breda is presently also negotiating, along with two other telecommunication providers, to purchase an equity interest in an internet service provider in order to attempt to lower Breda's underlying Internet costs.

     The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested face competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

     The competition in all of the areas mentioned in the three preceding paragraphs is based primarily on cost, service and experience.

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

     As of December 31, 2000, Tele-Services was providing cable television services to approximately 3,448 subscribers.

     Tele-Services derives its principal revenues from monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

     Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

     o   Arcadia - June, 2009                o   Lohrville - March, 2008
     o   Auburn - January, 2004              o   Malvern - October, 2001
     o   Bayard - May, 2008                  o   Oakland - July, 2001
     o   Beaverlake - December, 2008         o   Riverton - February, 2013
     o   Breda - Year-to-Year Basis          o   Sidney - February, 2005
     o   Churdan - June, 2008                o   Tabor - September, 2001
     o   Farragut - January, 2009            o   Thurman - February, 2013
     o   Grand Junction - May, 2008          o   Treynor - October, 2022
     o   Hamburg-Year-to-Year Basis          o   Westside - June, 2009

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

     The Telecommunications Act of 1996 also applies to cable services provided by local exchange carriers. The Act eliminates the prohibition on LEC provision of video programming in its service area. LECs and others may offer video programming under regulations that vary according to the type of video service being provided (radio-based, common carriage, cable TV systems, or open video systems). With the Act's enactment, regulation is lifted for cable programming, for a basic service tier that was the only service subject to regulation on December 31, 1994, in any franchise area in which the operator services 50,000 or fewer subscribers.

     The Act provides several exceptions for acquisitions and joint ventures (which to a large extent are prohibited) for certain small and rural systems. These exceptions are based on annual operating revenues, number of cable subscribers served, location of the cable subscribers served, and common ownership or control issues with any of the 50 largest cable TV system operators in existence on June 1, 1995, and if the cable system operates in a television market not in the top 100 television markets as of June 1, 1995.

     A LEC may obtain, upon agreement with a cable TV operator on rates, terms, and conditions, the use of the transmission facilities of a cable system extending from the last multi-user terminal to the premises of the end user, if such use is reasonably limited in scope and duration, as determined by the FCC. The Act also permits a LEC to acquire or joint venture under different terms and conditions in cases where the subject market meets the FCC's definition of "competitive." Finally, the FCC may waive the acquisition and joint venture prohibitions if it determines the economic viability of the market merits such or that to do so would otherwise be in the public interest, and the local franchising authority approves.

     Breda currently contemplates that any competition in the cable industry arising as a result of the Telecommunications Act of 1996 may occur at a slower pace than will be the case for telephone services providers, in particular in rural areas like those served by Tele-Services.

     Tele-Services' franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, and other cable service providers can provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently does not contemplate any competitor coming into the towns given, among other things, the smaller size of the towns.

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

     Internet Service Provider.

     Breda, Prairie Telephone and Westside Independent also provide internet access through their telephone lines to subscribers desiring that access. They were providing internet access to approximately 481 subscribers as of December 31, 2000. Internet access is also provided by BTC, Inc. in some areas which are outside of the telephone exchange areas currently served by Breda, Prairie Telephone and Westside Independent. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC provided internet access to approximately 1,864 subscribers as of December 31, 2000. BTC is a wholly owned subsidiary of Prairie Telephone. BTC is an Iowa corporation that was incorporated in 1997.

     Breda, Prairie Telephone and Westside Independent are providing dial-up and high speed Internet access to their customers. Breda anticipates that there will continue to be competitive pressure to lower the dial-up rates. Breda also anticipates that the number of potential customers will continue to increase and that Internet customers will continue to demand higher Internet speed. Breda is leasing trunks from Qwest and Iowa Telecom and is exploring ways to reduce its monthly Internet costs. This may result in some additional capital expense, but it is hoped that those capital expenses will be offset by lower monthly costs to provide the Internet services. Breda is also considering changing its underlying internet service provider, with the hope being that such a change could also result in cost savings. Breda has also been in contact with the National Rural Telephone Cooperative to provide wireless two-way Internet access via satellite.

     BTC was organized primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie Telephone or Westside Independent. No firm decision has been made as to whether BTC will ever attempt to provide telephone services, however, and BTC cannot provide any telephone services in the state of Iowa without first receiving a certificate of public convenience and necessity from the IUB and filing the necessary tariffs and providing required notices. BTC would also need to raise significant additional capital and/or obtain third party financing before BTC would be able to finance the construction and start up of a new telephone business.

     BTC does provide internet access, as discussed above. BTC also leases part of its business location in Carroll, Iowa to Breda for a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. The store opened for business in April, 2000.

     Other.

     Pacific Junction Telemarketing Center, Inc. is a wholly owned subsidiary of Prairie Telephone. Pacific Junction is an Iowa corporation that was incorporated in 1987. Pacific Junction provides telemarketing services, and the telemarketing calls made by Pacific Junction are intended to provide a major source of access charges revenue for Breda. Any difficulties with or reductions in the number of telemarketing calls made by Pacific Junction therefore adversely affect the access charges revenue of Breda, Prairie Telephone and Westside Independent.

     It is common in the industry for small telemarketing firms like Pacific Junction to contract with a vendor who solicits calling lists and programs from major companies. Pacific Junction's vendor was Aegis, but Pacific Junction terminated its relationship with Aegis in May, 1999, because Aegis began operating its own calling centers and did not have a surplus of numbers to contract out to smaller telemarketing firms. Pacific Junction then contracted with Results Telemarketing, Inc. to provide telemarketing calling leads. Results Telemarketing, Inc., however, also has its own telemarketing centers, and has struggled to provide a continuous supply of telemarketing numbers to Pacific Junction. Also, the telemarketing industry as a whole has experienced a downturn in companies using telemarketing services in their telemarketing programs. Pacific Junction is therefore soliciting free-lance work and new vendor contracts. Pacific Junction does not, however, expect the next twelve months to show any increase in the number of telemarketing calls or in telemarketing revenue.

     Miscellaneous Business.

     Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

     Breda and Prairie Telephone have purchased spectrum from Iowa Wireless Inc. for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. Iowa Wireless Inc. is a subsidiary of Iowa Network Services, Inc. Spectrum is bandwidth allocated by the FCC to provide data and voice communication. The bandwidth of a transmitted communications signal is a measure of the range of frequencies the signal occupies. In the communications industry, this measurement is referred to as "megahertz". Iowa Wireless Inc. held the 30 MHz license for the Breda, Lidderdale and Yale telephone exchange areas, and Breda and Prairie Telephone purchased 10 MHz licenses for those areas from Iowa Wireless Inc. on March 26, 1999. They purchased 10 MHz licenses because that was the only license being offered by Iowa Wireless Inc. at that time.

     Each independent telephone company in Iowa had first opportunity to purchase the spectrum in its local exchange areas for $3.50 per pop (population). Prairie Telephone purchased its Yale exchange pops at $3.50 each, for a total of $2,051. Breda also purchased the personal communications service licenses for its Breda and Lidderdale exchange areas for $3.50 per pop, totaling $5,383.

     A limited liability company was formed on October 21, 1999, by some of the independent telephone companies who were eligible and desired to own spectrum to provide personal communications services in the areas that were close to their own local exchange areas. The companies included Prairie Telephone and the telephone companies for the Casey, Menlo, and Panora, Iowa areas. The limited liability company was named Guthrie Group, L.L.C., and Prairie Telephone purchased 100 units in Guthrie Group, L.L.C. for $10,000. The personal communications services licenses owned by Prairie Telephone and the other independent telephone companies which became members of Guthrie Group, L.L.C. will not be included in the Guthrie Group, L.L.C. Guthrie Group, L.L.C. has, however, acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa. Guthrie Group, L.L.C. does not, however, contemplate offering any personal communications services in any of the areas where it has acquired spectrum for at least 1 to 3 years.

     A limited liability company was formed by Breda and two other independent telephone companies in August of 2000, under the name Carroll County Wireless, L.L.C. Breda and the two other independent telephone companies who are members of Carroll County Wireless, L.L.C. have sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. The transfer of those licenses will occur after all necessary FCC approvals have been obtained. Breda anticipates that those approvals will be obtained within the next 6 months. Breda and the other two members of Carroll County Wireless, L.L.C. have also each made capital contributions of approximately $26,391 to Carroll County Wireless, L.L.C. Carroll County Wireless, L.L.C. utilized those capital contributions to purchase personal communications services licenses that were available for various areas in Carroll County, Iowa and to pay various organizational and start-up costs. Some of those funds were also used to purchase the personal communications services licenses from Breda and the other two members, as discussed above. Once the transfer of Breda's and the two other members' licenses to Carroll County Wireless, L.L.C. are completed, Carroll County Wireless, L.L.C. will own personal communications services licenses for nearly all of Carroll County, Iowa. It is not contemplated, however, that Carroll County Wireless, L.L.C. will begin to offer personal communications services for at least 1 to 3 years.

     Personal communications service ("PCS") is a relatively new area in the telecommunications industry. It is a wireless voice and data service somewhat similar to cellular telephone service, but emphasizing personal service and extended mobility. It is sometimes referred to as digital cellular (although cellular systems can also be digital). Like cellular, PCS is for mobile users and requires a number of antennas to blanket an area of coverage. As a user moves through and between service areas, the user's phone signal is picked up by the nearest antenna and then forwarded to a base station that connects to the wired network. The phone itself is slightly smaller than a cellular phone. PCS is being introduced first in highly urban areas for large numbers of users. The "personal" in PCS is intended to evidence a distinction between this service and cellular by emphasizing that PCS is designed to provide greater user mobility. Cellular service, on the other hand, was designed primarily for car phone use with transmitters emphasizing coverage of highways and roads.

     PCS generally requires more cell transmitters for coverage, but has the advantage of fewer blind spots. Technically, cellular systems in the United States operate in the 824-849 megahertz (MHz) frequency bands; while PCS operates in the 1850-1990 MHz bands. Several technologies are used for PCS in the United States, including Cellular Digital Packet Data and Global System for Mobile communication. Global System for Mobile is more commonly used in Europe and elsewhere, and is the technology that is being employed by Iowa Wireless Inc.

     Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda transferred the personal communications services licenses it holds for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself may therefore never directly offer any personal communications services. Breda and Prairie Telephone do not, in any event, contemplate offering any personal communications services for at least 1 to 3 years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services.

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

     Breda also owns 15.77% of the membership interests in Alpine Communications, L.C. Alpine Communications, L.C. provides telecommunications exchange and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa.

     Some of the above investments may be a source of revenue for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. None of Breda, Prairie Telephone or Westside Independent controls any distribution decisions, however, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

     Breda, Prairie Telephone and Westside Independent have also from time to time received settlement payments from some of their cellular investments. Settlement payments are unusual items which are generally received for not exercising a right of first refusal to purchase additional units or other interests during a merger or buyout by another company. Breda, Prairie Telephone and Westside Independent do not control any settlement payments, and settlement payments are in any event usually one-time events, so no settlement payments are guaranteed and the timing and amount of any settlement payments will vary greatly from year to year. For example, no settlement payments were received in 2000.

     The distributions and settlement payments received in the past have at times been a material component of Breda's revenues. As indicated above, however, Breda has no control over any distribution or settlement payment decisions or the amount of any distributions or payments, so no reliance can be placed on those types of distributions or payments. Any distributions or settlement payments received by Breda in 2000 are reflected in the financial statements in Item 7 of this annual report.

     Breda received its first distribution from Alpine Communications, L.C. in March, 2000. The distribution was in the amount of $23,508. Breda also received an annual fee of $6,000 from Alpine Communications, L.C. in 2000, in consideration for Breda's chief operations officer serving as an officer of the management committee of Alpine Communications, L.C.

     Westside Independent has a 33.33% ownership interest in Quad County Communications. Quad County Communications owns and operates a fiber optic network. Quad County Communications does not charge its members for the use of its fiber.

     The value of Breda's, Prairie Telephone's and Westside Independent's underlying investments in the above ventures and in their other investments may also vary significantly from year to year. They may also face difficulties in realizing upon some of their investments because there is no public or other active market for those investments and because some of the entities in which they have invested have agreements in place which place limitations or restrictions on Breda's, Prairie Telephone's or Westside Independent's right to transfer their ownership interests in those entities to third parties. Some of those limitations and restrictions are in the form of a right of first refusal under which the entity is given the right to match any offer received by Breda, Prairie Telephone or Westside Independent.

     In October of 2000, Breda, Prairie Telephone and Westside Independent each purchased 10,000 shares of common stock in NECA Services, Inc. The purchase price was $10 per share, resulting in a total consolidated investment of $300,000.

     NECA Services, Inc. ("NSI") is a for-profit corporation that was organized to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. ("NECA"). NSI's initial officers are also the officers of NECA, and they have extensive experience in the telecommunications industry. It is currently contemplated that non-regulated business opportunities will be conducted by NSI so that NECA can concentrate on its traditional core tariff and pooling services. For example, the NECA board has authorized the assignment of certain National Rural Telephone Cooperative contracts to NSI, which include the contract with the Universal Service Administrative Company (USAC) for support of the federal schools and libraries and rural health care universal service programs.

     Only NECA members or affiliates were given the opportunity to purchase shares of stock in NECA.

     There is no  assurance  that any of Breda,  Prairie  Telephone  or Westside
     Independent will ever receive any returns on or other value from their investment in NECA, whether by distributions or increases in the value of NECA's common stock. Also, there are substantial restrictions imposed upon any transfer of shares in NECA, all of which potentially adversely affect the value and marketability of the NECA stock.

     Breda  and  its   subsidiaries   also  have  various  other   miscellaneous
     investments. Some of those investments are described in the financial statements included in Item 7 of this annual report.

     Neither Breda nor any of its subsidiaries engage in any material research and development activities.

     Service Marks.

     Breda has filed an application to register the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office. Breda intends to utilize the mark and some related logos in the general advertising and promotion of its business, including on trucks and other equipment. Breda is also planning an advertising campaign to create awareness of the mark and to promote its general business and services. Breda contemplates that the advertising campaign will occur in the second quarter of 2001. Breda hopes that the use of the mark and logos will allow an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and increase awareness of those products and services. Breda does not contemplate any change in the scope or nature of its or any of its subsidiaries' business in connection with the adoption and use of the mark and logos. Although there are no guarantees, Breda anticipates that the mark will be registered with the United States Patent and Trademark office by the end of July, 2001.

     Employees.

     As of December 31, 2000, Breda had 28 full time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the chief operations officer and the chief financial officer of Breda. In December, 2000, Breda had three full-time personnel contracted from an employment agency. It is anticipated that these three individuals will be hired as full time employees of Breda some time in 2001.

     Pacific Junction had 3 full-time employees as of December 31, 2000. Pacific Junction currently has no collective bargaining or labor agreements with any of its employees.

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

     One factor which caused Breda to sell the direct broadcast satellite operation was Breda's determination that the purchase price offered by the buyer was quite favorable. Breda had also determined that the cash available from the sale would provide it with funds for possible acquisition of additional telephone lines in areas that Breda believed were going to become available from GTE and US West after the closing of the sale. Breda believed that the sale of the direct broadcast satellite operation would also be beneficial to Breda because it would allow Breda to focus on its core business of providing telephone services. Another factor contributing to the sale was the consolidation occurring in the direct broadcast satellite industry, which Breda believed would make it more difficult for Breda to efficiently compete in the industry. Breda's original contract for its direct broadcast satellite operation was also nearing renewal, and there was some uncertainty concerning its renewal. This uncertainty also contributed to the decision to sell the operation.

     Sale of Shares of Stock in Central Iowa Cellular, Inc.

     On May 12, 2000, Prairie Telephone sold all of its 3,000 shares of common stock in Central Iowa Cellular, Inc. to AirTouch Iowa, LLC. Central Iowa Cellular, Inc. is an Iowa corporation that was organized in 1983 by Prairie Telephone and some other Iowa based independent telephone companies for purposes of becoming a partner in Des Moines MSA General Partnership. Des Moines MSA General Partnership is an Iowa partnership which provides cellular telephone services to customers within the Des Moines, Iowa metropolitan area. Prairie Telephone's 3,000 shares of stock constituted 20% of the total issued and outstanding shares of stock of Central Iowa Cellular, Inc.

     The aggregate purchase price received by Prairie Telephone for the 3,000 shares of stock was $5,226,034. The sale resulted in a pre-tax gain of $5,018,714, with $4,900,959 of that gain included in Breda's operations during the second quarter of 2000, and the remaining $117,755 of the gain included in Breda's operations during the third quarter of 2000.

     Some of the various representations, warranties and covenants given and made by Central Iowa Cellular, Inc. and the shareholders of Central Iowa Cellular, Inc. in the stock purchase agreement that was entered into as part of the transaction were made jointly and severally, so Prairie Telephone would have liability for a breach of the stock purchase agreement by Central Iowa Cellular, Inc. or any one or more of the other shareholders of Central Iowa Cellular, Inc.

     Prairie Telephone also entered into a tower proceeds agreement in connection with the sale of its shares of stock in Central Iowa Cellular, Inc. The two primary purposes of the tower proceeds agreement were to address certain sublease payments payable to Des Moines MSA General Partnership and to repurchase certain warrants held by Des Moines MSA General Partnership. The amounts received by Prairie Telephone under the tower proceeds agreement, which was finalized in the third quarter of 2000, are included in the purchase price amount set forth above.

     The negotiations for the sale of the shares of stock in Central Iowa Cellular, Inc. initially began and arose out of the proposed assignment and transfer by AirTouch Iowa, LLC of its interest in Des Moines MSA General Partnership to another entity. Prairie Telephone and the other shareholders of Central Iowa Cellular, Inc. took the position that the proposed assignment granted them a right of first refusal and possibly other rights under their agreement with AirTouch Iowa, LLC. Prairie Telephone and the other shareholders of Central Iowa Cellular, Inc. determined, however, after negotiations, to sell their shares of stock in Central Iowa Cellular, Inc. to AirTouch Iowa, LLC rather than attempting to enforce their rights of first refusal. The primary factor which caused Prairie Telephone to reach this determination was Prairie Telephone's and Breda's determination that the purchase price offered by AirTouch Iowa, LLC was favorable. The purchase price was a negotiated price that Prairie Telephone believed was representative of the fair value of Prairie Telephone's shares of stock in Central Iowa Cellular, Inc. No formula or other fixed or identifiable principles were utilized in establishing the purchase price.

Item 2. Description of Property.

     Breda and some of its subsidiaries own or lease various real estate. The following paragraphs briefly describe that real estate and how the real estate is currently used.

     Breda owns or leases the following real estate:

     o Breda's corporate offices are located at 103 East Main, Breda, Iowa. The real estate and building are leased by Breda and Prairie Telephone from Tele-Services. The monthly rental payable by each of Breda and Prairie Telephone under the lease is $1,000. They also pay utilities and insurance. The lease has a one-year term, and automatically renews for additional one-year terms. The building has approximately 4,560 square feet. Breda and Prairie Telephone utilize the entire building.

     o Breda owns certain real estate and a warehouse which is located at Highway 217 East, Breda, Iowa. The warehouse has approximately 6,720 square feet, and is used primarily for storage of inventory and various equipment (trucks, generators, trailers, plows, etc.).

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

     o Breda leases a major portion of the building owned by BTC at 526 N. Carroll Street, Carroll, Iowa. This portion of the building is used as a retail store and as a marketing center for the various products and services offered by Breda and its subsidiaries. Breda pays BTC $1,000 per month for the lease.

     Prairie Telephone owns or leases the following real estate:

     o Prairie Telephone's corporate offices are located at 103 East Main, Breda, Iowa. The real estate and building are leased by Prairie Telephone and Breda from Tele-Services, as described above.

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

     BTC owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building houses some equipment used by BTC in providing internet access. A portion of the building is also utilized as a retail store by Breda for the sale and lease of telephone, cellular and related equipment and merchandise. The store opened for business in April, 2000. BTC's building has approximately 1,804 square feet. BTC receives $1,000 per month in rental from Breda.

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

     Tele-Services owns the following real estate:

          o Tele-Services owns certain real estate and a building located at 103 East Main, Breda, Iowa. This property serves as the corporate offices of Breda and Prairie Telephone, and is leased to them by Tele-Services. The lease is briefly described above in the description of Breda's properties.

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

     All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan made by the Rural Telephone Finance Cooperative to Breda, which is described below.

     Breda's existing loan agreement with the Rural Telephone Finance Cooperative allowed Breda to borrow funds for purposes of the purchase of Westside Independent by Breda and the purchase of Westside Communications, Inc. by Tele-Services. The aggregate amount outstanding under that loan agreement as of March 1, 2001 was $2,157,290. Prairie Telephone and Breda also have lines of credit available from the Rural Telephone

     Finance Cooperative in the amounts of, respectively, $500,000 and $1,500,000. Those lines of credit will currently expire on November 30, 2005 and December 1, 2005, respectively. The lines of credit are also secured by the mortgages and security interests noted above.

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

     Breda, Prairie Telephone and Tele-Services had other loans from the Rural Telephone Finance Cooperative which were also secured by the mortgages and security interests described above, but those loans were all paid off at various times during 2000.

     Breda believes that its and its subsidiaries' real estate, buildings and other improvements are adequate to conduct their businesses as conducted or proposed to be conducted on the date of the filing of this annual report with the SEC. Breda also believes that its and its subsidiaries' buildings and improvements have been maintained in good repair and condition, ordinary wear and tear and depreciation excepted. Breda also believes the buildings and improvements are adequately insured.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the three months ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Breda is authorized to issue 5,000,000 shares of common stock. Breda had 37,241 shares of its common stock issued and outstanding as of December 31, 2000. Those shares were held by approximately 607 different shareholders.

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

     The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination in March or April of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting.

     Under this approach, the issuance price and redemption price in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41, $64 and $82.

     The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly-issued shares and the redemption price to be $149 per share. The $149 amount was not based on Breda's book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the above-referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the issuance price and redemption price at that time given the sale of Breda's direct broadcast satellite operation. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda's books until the first quarter of 1999, however, and was therefore not included in the 1998 year-end financial statements utilized by the board of directors in establishing the $82 purchase price in early 1999.

     The board of directors returned to its historical practices at its meeting on March 13, 2000, at which time the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's shares of common stock to be $180 per share. The $180 amount was determined based upon Breda's 1999 audited financial statements. The $180 per share price was announced at, and became effective at, the May 17, 2000 annual meeting of the shareholders of Breda. If the above described historical practices were followed, the $180 per share amount would have continued until the next annual determination was made by the board of directors and announced at the next annual shareholders meeting.

     The board of directors determined to depart from its historical practices on this issue, however, at a meeting of the board of directors held on June 12, 2000. At that meeting, the directors adopted a resolution fixing the issuance price for newly issued shares of Breda's common stock and the redemption price for Breda's shares of common stock at $235 per share. The board of directors took this action because it believed that it was appropriate to make a new determination of the issuance price and the redemption price to reflect the receipt by Prairie Telephone of most of the net after-tax proceeds of the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc. The $235 per share amount was determined by taking approximately 75% of the then net after-tax proceeds of the sale on a per share basis and adding that figure to the previously determined issuance and redemption price of $180 per share. The shareholders of Breda were notified of the increase in the issuance price and the redemption price for Breda's shares of common stock from $180 to $235 per share by letter dated June 14, 2000.

     Prairie Telephone's sale of its shares of stock in Central Iowa Cellular, Inc. is discussed above in Item 1 of this annual report. At the time the board made its determination on June 12, 2000, Prairie Telephone had received, in the aggregate, approximately $5,108,280, before taxes, and it was estimated that Prairie Telephone would retain approximately $3,147,676 of that amount, after taxes. For purposes of determining the new issuance price and redemption price discussed above, Prairie Telephone's basis in its 3,000 shares of common stock of Central Iowa Cellular, Inc. of approximately $206,770 was deducted from the after-tax amount of $3,147,676. As indicated, the board of directors believed this was a material event which made it appropriate to make a new determination of the issuance price and redemption price for shares of Breda's common stock.

     The board of directors currently intends to otherwise address this issue on an annual basis, however, consistent with the above described historical practices of the board of directors, except that the board of directors may determine to depart from those historical practices again in the future in the event of the occurrence of what the board of directors believes are other material or significant events. Accordingly, it is presently contemplated that the board of directors will establish a new issuance price and redemption price effective at or around the 2001 annual meeting of the shareholders, and that the price will be set at approximately 75% of the book value of Breda as of December 31, 2000. Breda estimates that the issuance price and redemption price that will be set at or around the 2001 annual meeting of the shareholders will be approximately $258.

     The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to $235 per share pursuant to the June 12, 2000 action of the board of directors as described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

     o The referenced increase was due primarily to two "one-time" material events, those being the sale of Breda's direct broadcast satellite operation and the sale of Prairie Telephone's stock in Central Iowa Cellular, Inc., and

     o Breda does not currently foresee any material increase in revenues from its or any of its subsidiaries' normal and ordinary course business operations, and, in fact, sees continuing downside pressure on those revenues.

     Since there is no public trading market or any other principal market for Breda's common stock, repurchases of common stock by Breda currently is the primary method for a shareholder to be able to sell the shareholder's shares. As discussed below, an auction was held in October, 1999, at which shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders, but there are no current plans to arrange any other auctions in the future. Breda also maintains a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

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

     No shares were repurchased by Breda during the period of December 31, 1998 through December 31, 1999, except that in November, 1999, Breda did effectuate a repurchase of forty shares by depositing the purchase price for those forty shares with the appropriate Iowa authorities under Iowa's escheat laws. The forty shares were held of record by twenty different shareholders that Breda had been unable to locate. The purchase price utilized for this purpose was $149 per share. Breda also deposited the amount of the April 21, 1999 dividend that was otherwise payable on the forty shares. The total amount deposited by Breda was $6,080, with $120 of that amount being for the April 21, 1999 dividend.

     Over the period of January 1, 2000 through December 31, 2000, Breda repurchased four hundred forty-one shares of its common stock from fourteen different shareholders, at a purchase price of $235 per share.

     There may have been transfers among the shareholders of Breda during the above periods for which Breda did not exercise its right of first refusal.

     Breda's ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RFTC. Those restrictions are discussed below in this Item.

     Breda has no plans to and has not agreed to register any of its shares of common stock under any federal or state securities laws. Since Breda has been subject to the reporting requirements of the Securities Exchange Act of 1934 for a period of ninety days, Rule 144 under the Securities Act of 1933 would be available to permit the resale of shares of common stock by shareholders, subject to certain restrictions contained in Rule 144, including the requirement that the shareholder has held his or her shares for a period of one year prior to the date of resale. Once a shareholder (other than a shareholder who is an officer or director of Breda) has held his or her shares of common stock for a period of two years, the shareholder would be able to resell the shares without restriction under Rule 144. As discussed above, however, the governing documents of Breda impose numerous material limitations and restrictions on a shareholder's ability to sell or transfer any shares of Breda's common stock.

     The marketability and value of Breda's shares of common stock may also be limited by some of the other terms of the common stock. For example, each shareholder is entitled to only one vote on each matter presented to the shareholders, regardless of the number of shares of common stock held by the shareholder, with one exception regarding shareholders who previously held Class A stock of Breda. Those shareholders have one vote for each share of former Class A stock previously held by them on February 28,

     1995, until one of the following occurs:

          o    the shareholder no longer receives service from Breda,

          o the shareholder no longer resides in the Breda or Lidderdale telephone exchange area served by Breda,

          o    the shareholder dies, or

          o the shareholder transfers the shareholder's shares to someone else.

     As of March 1, 2001, there were 21 shareholders with multiple voting rights arising from their prior ownership of Class A stock, and they have one vote for each share of the former Class A stock previously held by them.

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

     During the calendar year 2000, five separate sales of shares have occurred between shareholders on the list. Two sales each involved two shares, which were sold for $235 per share. One sale involved fifty-three shares, which were sold for $235 per share. One sale involved thirty-one shares, which were sold for $155 per share. One sale involved two shares, which were sold for $149 per share. Breda elected not to exercise its right of first refusal on these sales.

     Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

     Through December 31, 2000, Breda had only declared and paid two dividends to its shareholders since Breda was incorporated in 1964. One of those dividends was declared on April 21, 1999. It was in the amount of $3.00 per share, for an aggregate dividend of $113,166. The other dividend was declared on March 13, 2000. It was also in the amount of $3.00 per share, for an aggregate dividend of $113,046. Breda's board of directors also declared a $3.00 per share dividend at a meeting held on March 12, 2001. The dividend is payable on or before the 2001 annual meeting of the shareholders, which is currently scheduled to be held on May 16, 2001.

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

     No shares of stock were issued by Breda in all of 2000. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

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

     The operating revenues from their telephone services are primarily derived from the following types of fees and charges:

     o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2001, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

     o Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat, fixed rate or may depend upon usage. As discussed above in Item 1 of this annual report, access charge rates are subject to regulation by the FCC. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of access charge rates, so future reductions in access charge rates are likely.

          The access charge rate payable to telephone companies like Breda, Prairie Telephone and Westside Independent who utilize the "average schedule" basis for receiving access charge revenues is based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda's total access charge revenues have been increasing in recent years, but Breda believes those increases are attributable to increased numbers of subscribers, increased calling patterns and technological advances. There is no assurance that those trends will continue, and it is in fact unlikely that there will be any further material increases in the number of subscribers without the acquisition of additional calling areas by

          Breda, Prairie Telephone or Westside Independent.

          As indicated above, Breda, Prairie Telephone and Westside Independent utilize the "average schedule" basis for receiving access charge revenues. This is the approach taken by most smaller telephone companies. Another approach currently available for receiving access charge revenues is the "cost" approach. Telephone companies make filings with the FCC which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs and certain other factors intended to take into account the size of the particular telephone company in question.

          On October 20, 2000, a comprehensive access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers ("LECs") was submitted to the FCC by the Multi-Association Group ("MAG"). LECs include most of the small and mid-sized local exchange carriers that serve rural and insular areas in the U.S., such as Breda, Prairie Telephone and Westside Independent. MAG is a coalition of the National Rural Telecom Association, the National Telephone Cooperative Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies and the United States Telecom Association. MAG has been working to formulate a comprehensive plan to settle major proceedings pending at the FCC and complete reforms required by the Telecommunications Act of 1996. The following discussion of the plan was taken substantially from the petition filed by MAG with the FCC regarding the plan, and, accordingly, states MAG's view of the plan. Although Breda was still evaluating the plan at the time of the preparation of this annual report, Breda believes that it concurs in all material respects with the following discussion of the plan. As with any compromise type situation, however, there are various aspects of the plan which do concern Breda and, as indicated, Breda will be further evaluating and considering the plan. Breda's current views of the plan may therefore change.

          The plan submitted by MAG seeks to address in a comprehensive manner some of the numerous issues that face LECs. The plan is intended to create more efficient cost recovery under the FCC's access charge system while making universal service support more explicit and enforcing the geographic averaging requirements of the Telecommunications Act of 1996. The plan is also intended to help ensure that up-to-date broadband infrastructure and advanced services will be widely available to all Americans, consistent with section 706 of the Telecommunications Act of 1996. The plan would take effect on July 1, 2001. The FCC must, however, approve of the plan so there is no guaranty that the plan, or any modified version of the plan, will be effective by that date.

          The plan moves in the same policy direction as the recent recommendation of the Rural Task Force ("RTF") to the Federal-State Joint Board, although there are differences between the plan and the RTF recommendation. The plan also is compatible with, but not identical to, one for price cap local exchange carriers and interexchange carriers ("IXCs") that the FCC adopted based on the proposal of the Coalition for Affordable Local and Long Distance Service ("CALLS").

          The plan consists of two regulatory regimes or "paths," referred to as Path A and Path B. The plan's features, and the two regulatory paths it adopts, are intended to reflect the great diversity of non-price cap LECs. Non-price cap LECs range in size from those serving a few hundred customers to multiple thousands. Non-price cap LECs serve the most rural areas of the United States as well as some growing suburban areas.

          Each operating company of the non-price cap LECs will elect either Path A or Path B before the start of the plan. Both paths of the plan are intended to reform the access charge structure to provide for more efficient cost recovery. They do so by raising the subscriber line charges ("SLCs") of the non-price cap LECs. The plan also mandates lower long distance rates for residential consumers in the territories of LECs subject to it. The idea is that with the more economically efficient access charges that will result from the plan, IXCs will be more readily able to satisfy the geographic rate averaging requirements of the Telecommunications Act of 1996, and that IXCs will flow through to consumers the savings from decreases in such charges.

          For both paths of the plan, Lifeline support will be increased to be consistent with the FCC's recent CALLS order. Like the RTF recommendation, the plan recognizes that the FCC's current rules do not fully address universal service concerns. The plan moves further than the RTF recommendation by removing the current caps on high cost loop support and other universal service support for both Path A and Path B.

          LECs electing Path A will have a period of up to five years from the start of the plan to transition on a per-study-area basis from their existing forms of rate-of-return regulation to a new form of incentive regulation. The length of this period is intended to permit a reasonable, but flexible, transition to incentive regulation. At the end of the transition period, all study areas of Path A LECs that have not already converted to incentive regulation will be required to do so.

          In the plan's form of incentive regulation, a LEC's interstate access revenue per line ("RPL") is fixed but adjusted annually for inflation. Under this type of incentive regulation, a Path A LEC's annual interstate access revenues will be calculated as the product of its annual RPL and its line count for that year. This type of incentive regulation is intended to incorporate major incentives for maximizing efficiency, thus complementing the FCC's price cap regime for the largest LECs. Similar to that regime, the plan includes a low end adjustment mechanism for Path A LECs. This RPL-based form of incentive regulation is designed to be compatible with the pooling system administered by NECA. The plan replaces the current two-pool system that NECA administers with a single pool.

          The plan creates a new form of explicit interstate universal service support, known as rate averaging support ("RAS"), to be available to Path A LECs in the NECA pool.

          The RAS will function similarly to long term support in lowering access charges. The RAS will be portable to eligible telecommunications carriers. The RAS is intended to be a major step in moving universal service support for LECs subject to the plan away from implicit mechanisms in a competitively neutral way. By providing for more explicit universal service support, Path A is also intended to promote equitable and efficient competition.

          LECs that elect Path B initially will remain under their existing forms of rate-of-return regulation as average schedule or cost companies. Path B is thought to serve the public interest because it recognizes the diverse conditions faced by non-price cap LECs. Path B implements most of the same access charge and universal service reforms as Path A, with the same types of benefits to consumers. Path B LECs do not receive the RAS. The currently authorized interstate rate of return will remain in place for Path B LECs and Path A LECs with study areas not yet subject to incentive regulation.

          The plan encourages Path B LECs to move to the plan's form of incentive regulation by permitting them to choose to become Path A LECs prior to the end of the five-year transition period. From the time that such LECs become Path A LECs through the end of the transition period, they will be able to elect incentive regulation on a per-study area basis, like other Path A LECs. After the end of the transition period, like other Path A LECs, all Path B study areas that have moved to Path A within the transition period must convert to incentive regulation.

          As indicated above, Breda is still evaluating the plan. There is no guarantee of adoption of the plan in its entirety by the FCC. Breda believes that if the plan is not adopted in its entirety, it could have a severe negative impact on revenues.

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

     Breda, Prairie Telephone, Westside Independent and BTC each generate revenues from providing internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. During 1999, there was an increase of approximately 65% in the combined internet customer base of Breda, Prairie Telephone, Westside Independent and BTC. BTC itself experienced an increase of approximately 68% in its internet customer base in 1999.

     The increase in the combined internet customer base of the companies in 2000 was only 39.7%, however, even though BTC itself experienced a 55.7% increase in its customer base. Future increases in BTC's internet customer base could be lower, however, because BTC's current customer base is limited to Carroll, Iowa and the surrounding communities. Also, as discussed in Item 1 above, Breda is now experiencing price-point competition in three of the communities where it provides Internet services. Breda also believes that Breda, Prairie Telephone, Westside Independent and BTC will face increasing competition in providing internet services through, among possibly other things, the increased provision of internet access and services through cable; technological advances that may allow cable access and services to be provided through new methods; and mergers and consolidations within the telecommunications industry which may create new competitors with expanded resources and the ability to provide expanded services. Similar percentages increases in the internet customer base in the future are therefore not anticipated.

     Breda's other primary source of revenue on a consolidated basis with its subsidiaries is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. Recent actions by the FCC have allowed satellite dish providers to provide local channels, which will have an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Breda currently believes, however, that the cable services provided by Tele-Services will continue to be desirable for at least those subscribers who desire a lower priced product that allows local channel options.

     Tele-Services is working on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case. It is hoped that this consolidation will reduce

     Tele-Services' maintenance costs for that equipment.

     Another difficulty being faced by Tele-Services at the time of the preparation of this annual report was the trend of the companies which provide programming licensing to cable services providers to require the cable services providers to include particular channels on their systems as a condition of receiving a programming license. Tele-Services anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses.

     The cost of those upgrades in 2001, and of any head-end consolidation as discussed above, are estimated to be less than $100,000.

     Other revenues arise from the telemarketing activities of Pacific Junction and investments in various cellular limited partnerships and cellular corporations. Those sources of revenue are briefly noted in Item 1 of this annual report. Other miscellaneous sources of revenue are also discussed in the financial statements found at Section 7 of this annual report.

     The following table reflects, on a consolidated basis for Breda and its subsidiaries, the percentage of revenue derived from Breda's and its subsidiaries' various businesses and investments as of the close of the past two fiscal years:

                                       1999       2000
                                       ----       ----
           Local Exchange
             Carrier(1)               65.1%      67.4%
           Broadcast(2)               19.8%      17.3%
           Internet Service
             Provider(3)               7.6%      10.7%
           Other(4)                    7.5%       4.6%
                                      ----       ----
                    Total              100%       100%


     (1) Includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone and Westside Independent for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers, (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, and (iv) monthly cellular commissions, advertising fees, and miscellaneous revenues.

     (2)  Includes  monthly fees charged for basic and premium  cable  services,
          and  direct  broadcast  satellite   services.   The  direct  broadcast
          satellite operation was sold in January, 1999.

     (3)  Includes monthly fees charged for internet services.

     (4)  Includes revenues from telemarketing services.

     Year Ended December 31, 1999 to Year Ended December 31, 2000.

     There was an increase in net operating income for the twelve month period ended December 31, 2000, when compared to the same period in 1999, of $72,725, or 9.3%. While there were significant swings in the components making up gross operating revenue and gross operating expense, the main two net revenue streams causing the $72,725 net operating revenues increase were increased access revenue and increased cellular service revenue.

     Overall  operating   revenues  increased   $761,608,   or  14.4%,  for  the
     twelve-month period ended December 31, 2000 when compared to the twelve-month period ended December 31, 1999. Local exchange carrier revenue includes local network services, network access services, billing and collection services and miscellaneous income. Local exchange carrier revenue increased $639,128, or 18.6%, for the twelve month period ended December 31, 2000, when compared to the same period in 1999.

     Local network services revenue increased by $52,339, or 10.2%, for the twelve-month period ended December 31, 2000, when compared to the same twelve-month period in 1999. Approximately $18,603 of the increase was attributable to the fact that the remaining four of six switch conversions were completed in 1999, which allowed a full year of custom calling feature revenue to be recorded in 2000. The remaining $33,736 of the local network service revenue increase for the twelve month period ended December 31, 2000 resulted from having a full year of the rate increase which was implemented on April 1, 1999.

     Network access revenue increased $292,676, or 13.2%, when comparing the twelve month period ended December 31, 2000, to the twelve month period ended December 31, 1999. This increase was due to additional lines and facilities in the Yale telephone exchange now being eligible for NECA pool reimbursements, and because Breda, Prairie Telephone and Westside Independent had a retroactive one-time adjustment to estimated SS7 connectivity revenues. The SS7 connectivity revenues and the Yale exchange NECA pool revenues will be ongoing access revenue in the future.

     Bill and collection services comprise a small component of gross operating revenues and varies dependent on the amount of billing and collection services provided by Breda to other carriers, such as AT&T. The billing and collection services revenues increased $15,058, or 19.8%, for the twelve-month period ended December 31, 2000, when compared to the twelve-month period ended December 31, 1999.

     A significant component of the overall operating revenue increase was an increase of $279,055, or 44.5%, in miscellaneous revenue when comparing the twelve month period ended December 31, 2000, with the twelve month period ended December 31, 1999. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions. Breda opened a retail outlet in Carroll, Iowa in early April 2000, which has significantly expanded its market penetration in cellular services in that area.

     Broadcast services revenues were static when comparing the twelve-month period ended December 31, 2000, to the twelve-month period ended December 31, 1999.

     There was an increase in Internet services revenue for the twelve month period ended December 31, 2000, when compared to the same period in 1999, of $245,465, or 61%. This increase was due to an increase in the customer base of an additional 667 Internet lines when comparing the two twelve month periods. There was also an increase in the associated expenditures to provide those services to the additional Internet customers, however, resulting in a less than positive impact on net operating revenue.

     Other revenues include telemarketing services revenue, which decreased $122,086, or 30.6%, when comparing the period ended December 31, 2000, to the same period in 1999. The decrease is attributable to the decline in the volume of telemarketing calls made by Pacific Junction. The decline in the volume of telemarketing calls is attributable to Pacific Junction receiving less telemarketing leads from Results Telemarketing, Inc., which is the company Pacific Junction has contracted with to provide it with telemarketing leads. Pacific Junction is continuing to seek supplemental programs to augment the telemarketing leads provided by Results Telemarketing, Inc. and is also evaluating other alternatives to nation-wide licensing of its telemarketing service representatives.

     There was an increase in total operating expenses of $688,883, or 15.3%, for the twelve month period ended December 31, 2000, when compared to the twelve-month period ended December 31, 1999. All but two of the components of the operating expenses increased during the twelve-month period ended December 31, 2000.

     Cost of services expenses increased $553,093, or 32.9%, for the twelve month period ended December 31, 2000, when compared to the twelve-month period ended December 31, 1999. The cost of services components, which are plant specific operations, plant non-specific operations, programming, and Internet costs are explained below.

     There was a $424,240, or 36.9%, increase in plant specific operations expense when comparing the twelve month period ended December 31, 2000, to the twelve month period ended December 31, 1999. Of this $424,240 increase, approximately $181,821 was increased cellular operating expense for items such as inventory, personnel costs and advertising expense to support the increased cellular service revenue generated at Breda's retail outlet. Other areas of increased expenditures were education and training expense, subscriber carrier charges, and repairs and maintenance.

     Plant nonspecific operating expense decreased $5,833, or 5.9%, for the twelve month period ended December 31, 2000, when compared to the twelve-month period ended December 31, 1999. This expense category change is mainly accounted for by the difference in timing of such expenditures as postage for mass mailing of statements to customers.

     There was a $29,643, or 11%, increase in programming expense for broadcast services when comparing the twelve month period ended December 31, 2000, with the twelve month period ended December 31, 1999. The programming increase was the result of programming fee increases and the timing differences of free programming promotion offers between the two twelve month time periods.

     Because of its growth, Internet revenue and expense are now reported as a separate segment. The cost of Internet services increased by $105,043, or 64.5%, for the twelve-month period ended December 31, 2000, when compared to the twelve month period ended December 31, 1999. This increase is directly attributable to the additional costs of providing Internet services to the increased customer base. These costs include additional rental of fiber lines, help desk and customer services fees from the underlying internet service provider, and internal costs to provide customer service and billing service to the additional customers.

     Depreciation and amortization expense increased by $88,058, or 8.7%, for the twelve month period ended December 31, 2000, when compared to the same period in 1999. The switches in Breda's, Prairie Telephone's and Westside Independent's seven telephone exchanges were replaced during 1998 and 1999. The twelve month period ended December 31, 2000, reflected a full year of depreciation on all seven new switches, while the twelve month period ended December 31, 1999, only reflected partial year depreciation on the new switches that had been installed in 1999. Depreciation rates in the twelve month period ended December 31, 2000 also reflect increased depreciation rates on depreciable equipment associated with new technology services such as high-speed internet to match the actual estimated life of these assets before obsolescence.

     Selling, general and administrative expenses increased $47,732, or 2.6%, for the twelve month period ended December 31, 2000, when compared to the same period in 1999. Customer operations increased $63,782, or 9.1%, when comparing these two twelve month time periods, and mainly resulted from increased labor and benefit costs. Breda experienced a 9.38% increase in its health plan premiums for the year 2000. Corporate operations decreased $24,765, or 2.6%, during the twelve month period ended December 31, 2000 when compared to the twelve month period ended December 31, 1999. The decrease mainly resulted from a decrease in outside legal, accounting and consultant fees. General taxes paid by Breda increased $8,715, or 5.8%, for the twelve month period ended December 31, 2000, when compared to the twelve month period ended December 31, 1999, and resulted from increased tax rates levied by the taxing authorities in the various counties.

     Non-operating income decreased by $1,717,627, or 23.2%, during the twelve-month period ended December 31, 2000, when compared to the same period in 1999. The main factor in this decrease was the difference between the $7,436,415 gain on Breda's sale of the direct broadcast satellite operation in January 1999, versus the $5,018,714 gain on the May, 2000 sale of Prairie Telephone's shares of stock in Central Iowa Cellular, Inc. Part of the $2,417,701 decrease in the gain when comparing the direct broadcast satellite operation sale with the Central Iowa Cellular, Inc. stock sale was offset by a $55l,095, or 447.6%, increase in proceeds generated in 2000 from cellular investments. There was a $13,455, or 2.8%, decrease in interest and dividend income, and a $80,741 decrease in interest expense when comparing the twelve month period ended December 31, 2000 with the same period in 1999. While the decrease in interest and dividend income caused a corresponding decrease in non-operating income, the $80,741 decrease in interest expense indirectly caused an increase in non-operating income. Both the interest and dividend income decrease and the decrease in interest expense were the result of Breda, Prairie Telephone and Tele-Services paying off approximately $4,999,053 in long term debt to the Rural Telephone Finance Cooperative during the twelve-month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of this $4,999,053 debt, which resulted in less investment income being generated for the remainder of the year. There was a $96,624, or 112.1%, increase in other income (net) for the twelve-month period ended December 31, 2000, when compared to the twelve-month period ended December 31, 1999. In 1999, there was a $73,996 loss on the disposal of switches for which there was no corresponding entry in 2000. In 2000, a first-time distribution from Alpine Communications, L.C. of $23,508 was included in other income. Both of those entries caused a positive increase in other income when comparing the twelve-month period ended December 31, 2000, to the twelve-month period ended December 31, 1999.

     Income taxes decreased by $569,034, or 18.3%, for the twelve month period ended December 31, 2000, when compared to the same period in 1999. The decrease resulted primarily from the difference in taxable gain on the sale of the Central Iowa Cellular, Inc. stock in May 2000, versus the direct broadcast satellite operation taxable gain in January 1999.

     Net income decreased $1,075,868, or 21.2%, for the twelve-month period ended December 31, 2000, when compared to the same period in 1999. Even though net operating income increased by $72,725, the main reason for the net income decrease was the difference in taxable gains after income tax computations between the direct broadcast satellite operation sale in January 1999 and the sale of the Central Iowa Cellular, Inc. stock in May 2000.

     Liquidity and Capital Resources at Twelve Months Ended December 31, 2000.

     Breda's net working capital was a positive $1,774,778 as of the close of December 2000. This represents an increase of $889,136 in net working capital from year-end 1999. The positive working capital at year-end 2000 was due mainly to three factors. Two of those factors were that cash and cash equivalents increased $693,236, and temporary investments increased $175,030, during the twelve month period ended December 31, 2000 when compared to the twelve month period ended December 31, 1999. The third factor is that the current portion of long-term debt decreased by $490,112. These net working capital changes resulted primarily from the receipt of $5,226,034 in cash from the sale of the Central Iowa Cellular, Inc. stock in May, 2000, and the subsequent payoff of the variable rate (8.05% - 8.4% at December 31, 2000) long term debt of $4,695,968 to the Rural Telephone Finance Cooperative on June 30, 2000, September 30, 2000, and October 16, 2000. Other expenses associated with the payoff of the Rural Telephone Finance Cooperative variable rate debt were interest costs of $54,289, and prepayment penalties of $17,262. Long term investments totaling $2,100,000 were liquidated and used for the payment of a portion of this long-term debt. The Central Iowa Cellular, Inc. stock sale proceeds were also used to make federal estimated tax payments of $2,435,069 during the year ended December 31, 2000.

     The other current assets category decreased by $72,144 when comparing the year-end 2000 with year-end 1999. The difference resulted from a difference in timing of the payment of employee benefits premiums for health, life/AD&D, and retirement for the first quarter of 2000.

     Long term investments decreased by $1,529,121 from year-end 1999 to year-end 2000. As noted previously, $2,100,000 in long term investments were redeemed to pay off variable rate debt owed to the Rural Telephone Finance Cooperative. The difference between the $2,100,000 and the $1,529,121 decrease in long-term investment resulted from additional long-term investments made by Breda.

     Accounts payable increased by $124,445 from year-end 1999 to year-end 2000. While there were increased cellular inventory payables at year-end 2000 because of the holiday season demand for cell phones, the overall change is due to timing differences in the payment of invoices.

     The long-term debt decrease of $4,508,940 is the result of scheduled quarterly principal payments being paid in 2000 as well as the payoff of the Rural Telephone Finance Cooperative long term debt as noted above.

     Other.

     Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 1999 and 2000 were, respectively, $1,249,414 and $726,922, and are currently expected to be approximately $777,151 in 2001.

     Breda does anticipate that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, were generally to be completed by June 30, 2000. However, for wireline, cellular, and broadband personal communications services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities must be completed by June 30, 2001. Breda is currently seeking estimates for the cost to upgrade Breda's, Prairie Telephone's and Westside Independent's software as necessary to become compliant with the Act, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $200,000. Breda does, however, intend to attempt to seek an extension of the time period in which Breda, Prairie Telephone and Westside Independent must become compliant with the Act, so that the software upgrades necessary to become compliant with the Act can be made over an extended basis and as part of the software enhancements that will be necessary as part of Breda's, Prairie Telephone's and Westside Independent's normal operations. If Breda were granted that extension, it is estimated that the extension would be for a one-year period.

     As of December 31, 2000, Breda had approximately $2,157,290 on its one outstanding loan with the Rural Telephone Finance Cooperative. The loan is also discussed in Item 2 of this annual report. The interest rate on the loan was fixed on July 17, 1998, at 7.35% per annum. Prior to that date, the loan had a variable interest rate. The loan has a fifteen year term that matures in September, 2013.

     Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will arise or that any such opportunities will fit into Breda's strategic plan.

     Breda also has an interest in Alpine Communications, L.C., which was formed by several independent telephone companies. Alpine Communications, L.C. has purchased US West telephone properties in northeastern Iowa.

     Breda, Prairie Telephone and Westside Independent currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

     As discussed in Item 1 of this annual report, Breda and Prairie Telephone have purchased spectrum for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. Prairie Telephone has also become a member in Guthrie Group, L.L.C., which is a limited liability company which has purchased spectrum for providing personal communications services in some areas in Guthrie County, Iowa. Breda has also become a member in Carroll County Wireless, L.L.C., which is a limited liability company which has purchased spectrum for providing personal communications services in Carroll County, Iowa. Breda contemplates transferring its personal communications services licenses for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. upon FCC approval of that transfer.

     Personal communications services is a relatively new area in the telecommunications industry and includes wireless voice and data communication. Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda contemplates transferring the personal communications services licenses it holds for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself may therefore never directly offer personal communications services. Breda and Prairie Telephone do not, in any event, contemplate offering any personal communications services for at least 1 to 3 years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services. Guthrie Group, L.L.C. and Carroll County Wireless, L.L.C. do not contemplate offering personal communications services for at least 1 to 3 years, for the same reasons. Breda estimates that it will take at least 1 to 3 years for the surrounding areas to build out their personal communications systems to the point where Breda, Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to those systems.

     Breda, Prairie Telephone and Westside Independent do not currently own spectrum for all of the telephone exchange service areas serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. The spectrum they do own is also limited to 10 MHz. As noted above, Breda also contemplates transferring its personal communications services licenses for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. There is also no assurance that Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. will ever acquire any additional spectrum. Also, Breda, Prairie Telephone, Westside Independent, Guthrie Group, L.L.C. and Carroll County Wireless, L.L.C. will face competition in providing personal communications services because no exclusive rights can be acquired with respect to personal communications services.

     The area of personal communications services is therefore an uncertain area for Breda, Prairie Telephone and Westside Independent.

     Personal communications services are competitive with telephone and cellular services. Breda does not believe, however, that investments in personal communications services or in ventures which may be involved in personal communications services are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes positioning itself to be able to offer personal communications services or investing in other ventures which may offer personal communications services are methods of attempting to diversify across the various telecommunications methods which are available today or may become important in the future.

     There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services.

     Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

     Breda will be upgrading its financial system software in the third quarter of 2001. Breda needs to upgrade the software in order to be able to continue to receive support for the software from the provider of the software. Breda also contemplates converting the financial software utilized by Westside Independent to the same financial system software now utilized by Breda and its other subsidiaries, with that conversion to be effectuated in either the fourth quarter of 2001 or the first quarter of 2002. The costs of the upgrades and conversions will not be material to Breda.

     Breda believes that the funds from the sale of its direct broadcast satellite division and from the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc., along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

Item 7. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                        WITH INDEPENDENT AUDITORS' REPORT
                     Years Ended December 31, 2000 and 1999

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                                    CONTENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report                                              47

Consolidated Financial Statements:

     Consolidated Balance Sheets                                     48 - 49

     Consolidated Statements of Income                                    50

     Consolidated Statements of Stockholders' Equity                      51

     Consolidated Statements of Cash Flows                                52

     Notes to Consolidated Financial Statements                      53 - 64

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.


Kiesling Associates LLP
Emmetsburg, Iowa
February 1, 2001

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                           2000          1999
                                                           ----          ----
                      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $ 1,104,577   $   411,341
   Temporary investments                                   269,840        94,810
   Accounts receivable                                     703,468       681,675
   Interest receivable                                      50,800        67,580
   Prepaid income taxes                                    336,465       542,330
   Inventories                                              92,058        88,479
   Other                                                     5,383        77,527
                                                       -----------   -----------
                                                         2,562,591     1,963,742
                                                       -----------   -----------

OTHER NONCURRENT ASSETS
   Long-term investments                                 2,888,500     4,417,624
   Other investments                                     2,806,107     2,725,488
   Intangibles, net of accumulated amortization          1,107,625     1,222,372
   Deferred income taxes                                   113,595        11,360
                                                       -----------   -----------
                                                         6,915,827     8,376,844
                                                       -----------   -----------

PROPERTY AND EQUIPMENT                                   6,176,434     6,340,193
                                                       -----------   -----------

        TOTAL ASSETS                                   $15,654,852   $16,680,779
                                                       ===========   ===========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999



                                                            2000          1999
                                                            ----         ----
     LIABILITIES AND STOCKHOLDERS' EOUITY

CURRENT LIABILITIES
   Current portion of long-term debt                   $   118,300   $   608,412
   Accounts payable                                        364,232       239,787
   Accrued taxes                                           134,611       125,643
   Other                                                   170,670       104,258
                                                       -----------   -----------
                                                           787,813     1,078,100
                                                       -----------   -----------

LONG-TERM DEBT, less current portion                     2,038,990     6,547,930
                                                       -----------   -----------


STOCKHOLDERS' EQUITY
   Common stock - no par value,  5,000,000
     shares authorized, 37,241 and 37,682 shares
     issued and outstanding at $235 and
     $149 stated values, respectively                    8,751,635     5,614,618
   Retained earnings                                     4,076,414     3,440,131
                                                       -----------   -----------
                                                        12,828,049     9,054,749
                                                       -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $15,654,852   $16,680,779
                                                       ===========   ===========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2000 and 1999



                                                          2000          1999
                                                      -----------    ----------
OPERATING REVENUES                                    $ 6,052,154    $ 5,290,546
                                                      -----------    -----------
OPERATING EXPENSES
Cost of services                                        2,234,958      1,681,865
Depreciation and amortization                           1,101,022      1,012,964
Selling, general, and administration                    1,861,516      1,813,784
                                                      -----------    -----------
                                                        5,197,496      4,508,613
                                                      -----------    -----------
OPERATING INCOME                                          854,658        781,933
                                                      -----------    -----------

OTHER INCOME (EXPENSES)
   Interest and dividend income                           460,509        473,964
   Interest expense                                      (422,561)      (503,302)
   Interest during construction                                --         26,441
   Loss on sale of investments                            (67,261)       (78,771)
   Gains on sales of cellular and DBS investments       5,018,714      7,436,415
   Income from cellular investments                       674,204        123,109
   Other, net                                              10,418        (86,206)
                                                      -----------    -----------
                                                        5,674,023      7,391,650
                                                      -----------    -----------

INCOME BEFORE INCOME TAXES                              6,528,681      8,173,583
                                                      -----------    -----------

INCOME TAXES                                            2,538,700      3,107,734
                                                      -----------    -----------

NET INCOME                                            $ 3,989,981    $ 5,065,849
                                                      ===========    ===========

NET INCOME PER COMMON SHARE                           $    106.39    $    134.44
                                                      ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2000 and 1999



                                        Common Stock           Retained
                                   Shares        Amount        Earnings         Total
                                   ------        ------        --------         -----
Balance at December 31, 1998       37,722    $ 2,414,208    $ 1,693,818     $  4,108,026

  Comprehensive Income:
    Net income                                                5,065,849        5,065,849

  Dividends paid                                               (113,166)        (113,166)

  Common stock redeemed, net          (40)        (5,960)                         (5,960)

  Stated value stock adjustment                3,206,370     (3,206,370)
                                   ------    -----------    -----------     ------------

Balance at December 31, 1999       37,682      5,614,618      3,440,131        9,054,749

  Comprehensive Income:
     Net income                                               3,989,981        3,989,981

  Dividends paid                                               (113,046)        (113,046)

  Common stock redeemed, net         (441)      (103,635)                       (103,635)

  Stated value stock adjustment                3,240,652     (3,240,652)
                                   ------    -----------    -----------     ------------

Balance at December 31, 2000       37,241    $ 8,751,635    $ 4,076,414     $ 12,828,049
                                   ======    ===========    ===========     ============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 3,989,981    $ 5,065,849
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                           1,101,022      1,012,964
        Amortization of investment tax credits                     (9,769)        (9,769)
        Deferred income taxes                                     (92,466)      (270,479)
        Gains on sales of cellular and DBS investments         (5,018,714)    (7,436,415)
        Loss on disposal of assets                                                73,996
        Loss on joint venture, net                                 12,868         15,864
        Changes in operating assets and liabilities:
          (Increase) decrease in assets                           269,417       (656,382)
          Increase (decrease) in liabilities                       78,795       (268,312)
                                                              -----------    -----------
        Net cash provided by (used in) operating activities       331,134     (2,472,684)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        (726,922)    (1,249,414)
     Cost of removing plant, net of salvage                            --          6,475
     Purchase of investments                                   (1,201,867)    (6,018,790)
     Proceeds from sale of investments                          2,555,960      3,150,951
     Increase in other investments                               (300,806)      (273,330)
     (Increase) decrease in intangibles                            25,436        (28,825)
     Proceeds from sale of DBS investment                              --      8,038,197
     Proceeds from sale of cellular investment                  5,226,034             --
                                                              -----------    -----------
      Net cash provided by investing activities                 5,577,835      3,625,264
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock redeemed                                       (103,635)        (5,960)
     Repayment of long-term debt                               (4,999,052)      (655,072)
     Repayment of line of credit                                       --       (750,000)
     Dividends paid                                              (113,046)      (113,166)
                                                              -----------    -----------
      Net cash used in financing activities                    (5,215,733)    (1,524,198)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    693,236       (371,618)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    411,341        782,959
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 1,104,577    $   411,341
                                                              ===========    ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The Breda Telephone Corporation is a provider of telecommunications exchange and local access services, cable television services, telemarketing services, internet services and telecommuni- cations equipment in a service area located primarily in western Iowa.

     The accounting policies of the Company and its subsidiaries conform to generally accepted accounting principles in the United States of America and reflect practices appropriate to the telephone and cable television industries. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent revenues and expenses. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the Company's telephone operations are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission as modified by the Iowa State Utilities Division (ISUD).

     The accounting records of the Company's cable television operations are maintained in accordance with the Uniform System of Accounts for Class A CATV Companies as prescribed by the National Association of Regulatory Utility Commissioners.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Breda Telephone Corporation and its wholly-owned subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company, and Tele-Services, Ltd. (herein referred to as "the Company"). All material intercompany transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

     Investments

     Certificates of deposit bought and held by the Company until maturity are carried at cost, which approximates market.

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

     Nonmarketable equity investments, over which the Company has significant influence and/or a 20% ownership, are reflected on the equity method. Other nonmarketable equity investments are stated at cost.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

     Inventories

     Inventories include both merchandise held for resale and materials and supplies. Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method. Materials and supplies are recorded at average cost.

     Property and Equipment

     Property and equipment are capitalized at original cost, including the capitalized cost of salaries and wages, materials, certain payroll taxes, employee benefits and interest incurred during the construction period.

     The Company provides for depreciation for financial reporting purposes on the straight-line method by the application of rates based on the estimated service lives of the various classes of depreciable property. These estimates are subject to change in the near term.

     Renewals and betterments of units of property are charged to telephone plant in service. When telephone plant is retired, its cost is removed from the asset account and charged against accumulated depreciation together with removal cost less any salvage realized. No gains or losses are recognized in connection with routine retirements of depreciable property. Repairs and renewals of minor items of property are included in plant specific operations expense.

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

     Income Taxes

     Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities arise from differences between the basis of property and equipment and partnership profits and losses. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     Investment tax credits (ITC), which were deferred prior to the Tax Reform Act of 1986, are being amortized over the life of the plant which produced the ITC.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

     Revenue Recognition

     The Company recognizes revenues when earned regardless of the period in which they are billed. The Company is required to provide telephone service to subscribers within its defined service territory.

     Local network service, cable television service and internet service revenues are recognized over the period a subscriber is connected to the telephone and cable television networks.

     Network access and long distance service revenues are derived from charges for access to the Company's local exchange network. The interstate portion of access revenues is based, in part, on an average schedule company settlement formula administered by the National Exchange Carrier
     Association (NECA) which is regulated by the FCC. The traffic sensitive portion of interstate access revenues is billed on an individual company access charge structure as approved by the FCC. The intrastate portion of access revenues is billed on an individual company tariff access charge structure based on expense and plant investment of the Company as approved by the state regulatory authority. The tariffs developed from these formulas are used to charge the connecting carrier and recognize revenues in the period the traffic is transported based on the minutes of traffic carried. Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at tariffed and contracted rates.

     Other revenues include telemarketing services and contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed.

     The Company uses the reserve method to recognized uncollectible customer accounts.

     Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

NOTE 2. TEMPORARY AND LONG-TERM INVESTMENTS

     The  amortized  cost  and  fair  value  of   certificates  of  deposit  and
     investments classified as held-to-maturity and available-for-sale are as follows:

                                                              Gross             Gross
                                           Amortized       Unrealized         Unrealized            Fair
         December 31, 2000                   Cost             Gains             Losses              Value
         -----------------                ----------        --------         -----------         ----------
     Certificates of deposit              $  350,000        $                $                   $  350,000

     Held-to-Maturity:
        Municipal bonds                    2,497,186          22,772             (23,003)         2,496,955
        U.S. Treasury notes                    5,000                                (139)             4,861
        Government securities                266,745           1,249              (1,543)           266,451

     Available-for-Sale:
        Marketable equity securities          39,409                                                 39,409
                                          ----------        --------         -----------         ----------
                                          $3,158,340        $ 24,021         $   (24,685)        $3,157,676
                                          ==========        ========         ===========         ==========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 2. TEMPORARY AND LONG-TERM INVESTMENTS, (Continued)

                                                            Gross           Gross
                                           Amortized     Unrealized       Unrealized         Fair
         December 31, 1999                   Cost           Gains           Losses           Value
         -----------------                 ----------     ---------      -----------      ----------
     Held-to-Maturity:
        Municipal bonds                    $4,361,468     $   2,050      $  (141,995)     $4,221,523
        U.S. Treasury notes                    59,894                         (5,908)         53,986
        Government securities                  51,663                         (3,506)         48,157

     Available-for-Sale:
        Marketable equity securities           39,409                                         39,409
                                           ----------     ---------      -----------      ----------
                                           $4,512,434     $   2,050      $  (151,409)     $4,363,075
                                           ==========     =========      ===========      ==========

                                              2000           1999
                                           ----------     ----------
     Amounts classified as:
          Current                          $  269,840     $   94,810
          Noncurrent                        2,888,500      4,417,624
                                           ----------     ----------
                                           $3,158,340     $4,512,434
                                           ==========     ==========

     There were no sales of available-for-sale securities during 2000 or 1999 and; therefore, no proceeds nor any realized gains or losses for either year.

     Certificates of deposit and investments classified as held-to-maturity at December 31, 2000, are summarized below by contractual maturity date:

     Due in one year or less                       $  230,431
     Due after one year through five years          1,635,125
     Due after five years                           1,253,375
                                                   ----------
                                                   $3,118,931
                                                   ==========

NOTE 3. OTHER INVESTMENTS

     Other investments include nonmarketable equity securities and certificates, along with investments in partnerships, limited liability companies and joint ventures as follows:

                                                              2000            1999
                                                           ----------      ----------
       Alpine Communications, L.C                          $  781,579      $  781,579
       Rural Telephone Finance Cooperative - certificates     502,889         533,319
       RSA #1, Ltd.                                           348,542         348,542
       RSA #7, Ltd.                                           144,049         144,049
       RSA #8, Ltd.                                           310,491         310,491
       Central Iowa Cellular, Inc.                                 --         206,770
       NECA Services, Inc. - stock                            300,000              --
       Rural Telephone Bank - stock                           165,789         164,841
       Quad County Communications                             123,327         136,192
       Iowa Network Services - stock                           78,705          78,705
       Carroll County Wireless, L.L.C                          30,599              --
       Guthrie Group, L.L.C                                     9,137          10,000
       Other                                                   11,000          11,000
                                                           ----------      ----------
                                                           $2,806,107      $2,725,488
                                                           ==========      ==========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 3. OTHER INVESTMENTS, (Continued)

     The Company continues to have a 15.77% interest in Alpine Communications, L.C. (Alpine). The Alpine group operates several telephone exchanges in eastern Iowa.

     The Company's percentage interests in RSA #1, Ltd., RSA #7, Ltd. and RSA #8, Ltd. are 9.1%, 7.1% and 11.7%, respectively, at December 31, 2000. In addition, the Company owns a 16.7% interest in RSA #9, Ltd. partnership of which they have no original cash investment.

     Additionally, Westside Independent Telephone Company, a wholly-owned subsidiary of Breda Telephone Corporation, has a 33.33% ownership interest in Quad County Communications. This entity owns and operates a fiber optic network. Condensed financial data for Quad County Communications is as follows:

                                                2000           1999
                                             ---------      ---------

          Ordinary net loss                  $ (38,604)     $ (47,593)
                                             =========      =========

          Current assets                     $  10,832      $   5,924
          Non-current assets                   368,988        415,109
          Current liabilities                    9,846         12,456
          Non-current liabilities                    0              0


     The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively. These companies have been formed to provide PCS services. The operations of these entities are immaterial to the consolidated financial statements.

     The investments in Quad County Communications, Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are being accounted for on the equity method. The remaining investments are accounted for on the cost method.

NOTE 4. INTANGIBLES

     On June 1, 1998, the Company acquired 100% ownership of Westside Independent Telephone Company. The total cost of the acquisition exceeded the fair value of the net assets of Westside Independent Telephone Company by $1,178,472. This excess was recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Amortization expense recorded for both 2000 and 1999 was $78,604. Accumulated amortization as of December 31, 2000 and 1999 was $203,056 and $124,452, respectively.

     Additionally on June 1, 1998, Tele-Services, Ltd., a wholly-owned subsidiary of Breda Telephone Corporation, acquired 100% ownership of Westside Communications, Inc. The total cost of the acquisition exceeded the fair value of the net assets of Westside Communications, Inc. by $157,611. This excess was also recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Amortization expense recorded for both 2000 and 1999 was $10,512. Accumulated amortization as of December 31, 2000 and 1999 was $27,154 and $16,642, respectively.

     During 2000, the Company transferred the PCS licenses, originally purchased for $28,825 and recorded in intangibles, to Carroll County Wireless, L.L.C. The net value transferred amounted to $25,631 and was recorded as a equity contribution to the new entity. No gain or loss was recorded on the transaction.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment includes the following:

                                                                     2000                  1999
                                                                 -----------           -----------
          Telephone Plant in Service :
               Land                                              $    39,008           $    39,008
               Buildings                                             729,372               694,945
               Other general support assets                        1,295,196               988,906
               Central office assets                               2,167,819             2,098,570
               Cable and wire facilities                           4,091,520             3,651,397
               Other plant and equipment                             691,000               588,439
                                                                 -----------           -----------
                                                                   9,013,915             8,061,265
                                                                 -----------           -----------

          Cable Television Plant in Service:
               Franchise                                              32,992                32,992
               Land                                                    8,586                 8,586
               Buildings                                             248,855               237,557
               Towers, antennas and head end equipment             1,500,538             1,473,562
               Cable and wire facilities                           1,567,952             1,558,797
               Other plant and equipment                             189,320               189,320
                                                                 -----------           -----------
                                                                   3,548,243             3,500,814
                                                                 -----------           -----------

          Telemarketing Plant in Service                             281,538               279,817
                                                                 -----------           -----------

                        Total property and equipment              12,843,696            11,841,896
                        Less accumulated depreciation              6,825,834             5,862,295
                                                                 -----------           -----------
                                                                   6,017,862             5,979,601
                        Plant under construction                     158,572               360,592
                                                                 -----------           -----------
                                                                 $ 6,176,434           $ 6,340,193
                                                                 ===========           ===========

     Depreciation on depreciable property resulted in composite rates of 8.0% and 8.8% for the years ended December 31, 2000 and 1999, respectively.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              2000             1999
                                                          -----------      -----------
          Rural Telephone Finance Cooperative
              7.25% (Variable Rate)                       $        --      $   328,864
              7.00% (Variable Rate)                                --          994,264
              6.95% (Variable Rate)                                --        1,353,248
              6.95% (Variable Rate)                                --        2,211,926
              7.35% (Fixed Rate)                            2,157,290        2,268,040
                                                          -----------      -----------
                   Total long-term debt                     2,157,290        7,156,342
                   Less current portion                      (118,300)        (608,412)
                                                          -----------      -----------
                                                          $ 2,038,990      $ 6,547,930
                                                          ===========      ===========

     The annual requirements for principal payments on long-term debt for the next five years are as follows:

                                         Principal
                                        -----------

                     2001               $   118,300
                     2002                   126,365
                     2003                   134,981
                     2004                   144,183
                     2005                   154,013

     Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with the Rural Telephone Finance Cooperative (RTFC). These mortgage notes are to be repaid in equal quarterly installments covering principal and interest beginning two to three years after date of issue and expiring by the year 2013.

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

     The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until December 1, 2005 at a rate of 9.1%. No funds were advanced under the line at December 31, 2000.

     In addition, Prairie Telephone Company, Inc. a wholly-owned subsidiary of Breda Telephone Corporation, has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2005 at a rate of 9.1%. No funds were advanced under the line at December 31, 2000.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 7. INCOME TAXES

     Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                              2000           1999
                                                          -----------    -----------
          Federal income taxes:
               Current tax expense                        $ 1,971,403    $ 2,584,444
               Deferred tax benefit                           (69,350)      (205,564)
               Amortization of investment tax credits          (9,769)        (9,769)
          State income taxes:
               Current tax expense                            669,532        803,538
               Deferred tax benefit                           (23,116)       (64,915)
                                                          -----------    -----------
          Total income tax expense                        $ 2,538,700    $ 3,107,734
                                                          ===========    ===========

         Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                              2000           1999
                                                          -----------    -----------
          Deferred Tax Liabilities
               Federal                                    $   242,951    $   296,855
               State                                           80,983         93,744
                                                          -----------    -----------
                   Total Deferred Tax Liabilities             323,934        390,599
                                                          -----------    -----------

          Deferred Tax Assets
               Federal                                        360,981        346,185
               State                                          120,327        109,322
                                                          -----------    -----------
                   Total Deferred Tax Assets                  481,308        455,507
                                                          -----------    -----------

               Net Deferred Tax Asset                     $   157,374    $    64,908
                                                          ===========    ===========

          Current portion                                 $        --    $        --
          Long-term portion                                   157,374         64,908
                                                          -----------    -----------
               Net Deferred Tax Asset                     $   157,374    $    64,908
                                                          ===========    ===========

     The tax provision differs from the expense that would result from applying the federal statutory rates to income before taxes as the result of state income taxes and the amortization of investment tax credits.

     The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                              2000           1999
                                                          -----------    -----------
          Statutory federal income tax rate               $      34.0%   $      34.0%
          State income taxes, net of federal benefit              5.0            4.1
          Amortization of investment tax credits                  (.1)           (.1)
                                                          -----------    -----------
               Effective income tax rate                  $      38.9%   $      38.0%
                                                          ===========    ===========

     The Company files a consolidated tax return including their subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 8. OPERATING SEGMENTS INFORMATION

     The Company organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services and internet service provider (ISP) services. The LEC services segment provides telephone, data and other services to customers in local exchanges. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The ISP services provide internet access to customers within the local exchanges and the surrounding areas. The Company also has telemarketing services that do not meet the quantitative threshold for a reportable segment.

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

                                                Local                              Internet
                                              Exchange                             Service
             2000                              Carrier          Broadcast          Provider          Other              Total
             ----                            -----------       -----------        ---------        ---------        -----------
     Revenues and sales                      $ 4,080,514       $ 1,046,768        $ 648,195        $ 276,677        $ 6,052,154
     Intersegment income
         and sales                                    --                --               --               --                 --
     Interest income                             439,389            21,120               --               --            460,509
     Interest expense                            386,345            36,216               --               --            422,561
     Depreciation and
         amortization                            683,574           344,643           60,333           12,472          1,101,022
     Income tax expense
         (benefit)                             2,691,227           (72,155)         (56,547)         (23,825)         2,538,700
     Segment profit (loss)                     4,156,729          (103,833)         (28,630)         (34,285)         3,989,981
     Segment assets                           14,328,128         1,808,935          754,682           80,699         16,972,444
     Expenditures for
         segment assets                          515,655            47,429          162,116            1,722            726,922

             1999
             ----

     Revenues and sales                      $ 3,441,386       $ 1,047,667        $ 402,730        $ 398,763        $ 5,290,546
     Intersegment income
         and sales                                    --                --               --               --                 --
     Interest income                             458,901            15,063               --               --            473,964
     Interest expense                            429,750            73,552               --               --            503,302
     Depreciation and
         amortization                            634,664           344,195           26,852            7,253          1,012,964
     Income tax expense
         (benefit)                               363,435         2,786,595          (28,280)         (14,016)         3,107,734
     Segment profit (loss)                       552,861         4,578,358          (44,297)         (21,073)         5,065,849
     Segment assets                           14,346,890         1,845,056          643,728           92,191         16,927,865
     Expenditures for
         segment assets                        1,071,365            37,512           93,287           47,250          1,249,414

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 8. OPERATING SEGMENTS INFORMATION, (Continued)

     Reconciliation of Segment Information                 2000            1999
                                                       ------------    ------------
     REVENUES:
          Total revenues for reportable segments       $  5,775,477    $  4,891,783
          Other revenues                                    276,677         398,763
                                                       ------------    ------------
              Consolidated Revenues                    $  6,052,154    $  5,290,546
                                                       ============    ============

     PROFIT:
          Total profit for reportable segments         $  4,024,266    $  5,086,922
          Other profit (loss)                               (34,285)        (21,073)
                                                       ------------    ------------
              Net Income                               $  3,989,981    $  5,065,849
                                                       ============    ============

     ASSETS:
          Total assets for reportable segments         $ 16,891,745    $ 16,835,674
          Other assets                                       80,699          92,191
          Elimination of intercompany receivables        (1,317,592)       (247,086)
                                                       ------------    ------------
              Consolidated assets                      $ 15,654,852    $ 16,680,779
                                                       ============    ============

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION

     Noncash investing and financing activities included $121,030 during the year ended December 31, 2000, relating to plant and equipment additions placed in service during 2000, which are reflected in accounts payable at year end.

     Cash paid for interest, net of amounts capitalized for 2000 and 1999, totaled $422,561 and $476,861, respectively.

     Cash paid for income taxes for 2000 and 1999 totaled $2,435,069 and $3,990,528, respectively.

NOTE 10. NET INCOME PER COMMON SHARE

     Net income per common share for 2000 and 1999 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2000 and 1999 were 37,503 and 37,682, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

     In May 2000, the board of directors authorized a $31 increase in the stated value of each share of common stock from $149 to $180. There were 37,682 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,168,142.

     During June 2000, the board of directors authorized an additional $55 increase in the stated value of each share of common stock from $180 to $235. There were 37,682 shares outstanding at the time of the value adjustment, which reduced retained earnings by $2,072,510.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 12. STOCK RESTRICTIONS

     The Company has one class of common stock. Each stockholder is entitled to one vote regardless of the number of shares owned. Restrictions on the stock include the following:

     o Individuals purchasing new shares of stock must be living within the service areas of the Breda Telephone Corporation and subscribe to its telephone services. In addition, new stockholders are limited to purchasing no more than thirty shares of stock directly from the Breda Telephone Corporation.

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

     o A one-time stock transfer to a family member (spouse, child, grandchild, parent, grandparent, or sibling) is allowed even if such transferee resides outside of the telephone exchange service area and is not a subscriber of the Breda Telephone Corporation's telephone services.

     o    Stock transfers require the consent of the board of directors.

     The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13. EMPLOYEE BENEFIT PLAN

     The Company adopted for its employees who have met certain eligibility requirements, a defined benefit retirement and security program sponsored by the National Telephone Cooperative Association (NTCA). The plan calls for the Company to contribute 8.6% of each enrolled employees' annual gross salary. As a condition of participation, each participating employee must also contribute a minimum 3% of their annual gross salary. Contributions made by the Company totaled $84,797 and $80,483 for the years ended December 31, 2000 and 1999, respectively.

NOTE 14. CONCENTRATIONS OF CREDIT RISK

     The Company grants credit to local telephone service and cable television service customers, all of whom are located in the franchised service areas, internet customers and to telecommunications intrastate and interstate long distance carriers.

     The Company received 42% of its operating revenues from access revenues and assistance provided by the Federal Universal Service Fund. The manner in which access revenues are determined by regulatory bodies and universal service funding is determined for qualifying organizations is currently being modified as a result of the Telecommunications Act of 1996.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, along with both temporary and long-term investments. The Company places its cash, cash equivalents and investments in several financial institutions, which limits the amount of credit exposure in any one financial institution.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE 14. CONCENTRATIONS OF CREDIT RISK, (Continued)

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Additionally, Pacific Junction Telemarketing Center, Inc. wholly-owned subsidiary of Prairie Telephone Company, Inc., received nearly all of its telemarketing service revenues from one customer during both 2000 and 1999. For the years ended December 31, 2000 and 1999, the telemarketing service revenues from the major customer were $275,177 and $226,243, respectively. At December 31, 2000 and 1999, the amount due from each respective customer, included in accounts receivable on the balance sheet, was $30,890 and $46,305, respectively.

NOTE 15. DISPOSITION OF CELLULAR AND DBS INVESTMENTS

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Breda has not had any change in its accountants during the last two years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

     Directors and Officers.

     The directors and executive officers of Breda are as follows:

         Name                     Age                 Position(s)
         ----                     ---                 -----------

     Dean Schettler               48                  President and
                                                      Director

     Clifford Neumayer            52                  Vice-President and
                                                      Director

     Larry Daniel                 58                  Secretary and
                                                      Director

     Scott Bailey                 38                  Treasurer and
                                                      Director

     Roger Nieland                65                  Director

     John Wenck                   62                  Director

     Dave Grabner                 52                  Director

     Dean Schettler has been a director of Breda since April, 1997, and the President of Breda since April, 1998. His current term as a director will end at the annual shareholders meeting which is held in 2003. He has also been a director of each of Breda's subsidiaries since April, 1997, and the president of the subsidiaries since April, 1998. Mr. Schettler has been employed by Pella Corporation, Pella, Iowa, since August, 1986. He was a moulder technician until August, 1997. Since that time he has been a production coordinator. Pella Corporation is a window and door manufacturer.

     Clifford Neumayer has been the Vice-President and a director of Breda since April, 1996. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2002. He has also held each of those positions with each of Breda's subsidiaries since April, 1996. Mr. Neumayer has been self employed as a farmer since 1970.

     Larry Daniel has been the Secretary and a director of Breda since April, 1995. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2001. He has also held each of those positions with each of Breda's subsidiaries since April, 1995. Mr. Daniel is a self-employed farmer, and has been for at least the last five years.

     Scott Bailey has been a director of Breda since April, 1998. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2001. He has also served as a director of each of Breda's subsidiaries since April, 1998. He has been Breda's treasurer, and the treasurer of Breda's subsidiaries since April, 1999. Mr. Bailey was the finance manager of marketing and sales for Pella Corporation, Pella, Iowa, from August, 1993, to September, 1995. He has been a controller for Pella Corporation since September, 1995 to the present. Pella Corporation is a window and door manufacturer.

     Roger Nieland was elected as a director of Breda at the annual shareholders meeting which was held in May, 2000, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2003. He has also served as a director of each of Breda's subsidiaries since May, 2000. Mr. Nieland is currently self-employed as a farmer, and has been for at least the last five years. Mr. Nieland has been a director of Iowa Ethanol Coop since September, 1994. Iowa Ethanol Coop organized the start-up of a corn milling plant in Glidden, Iowa. The corn milling plant operates under the name Iowa Corn Processors. Mr. Nieland has also served as a trustee for Wheatland Township, in Carroll County, Iowa.

     John Wenck has been a director of Breda since April, 1997. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2003. He has also served as a director of each of Breda's subsidiaries since April, 1997. Mr. Wenck is currently self employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

     Dave Grabner has been a director of Breda since April, 1999. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2002. He has also served as a director of each of Breda's subsidiaries since April, 1999. Mr. Grabner is currently self employed as an electrician, and has been for at least the last five years. He was also previously self-employed as a farmer.

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

     Breda believes that two of its employees are and will continue to make a significant contribution to its business. Those employees are as follows:

                Name                   Age         Position
                ----                   ---         --------

          Robert J. Boeckman            39         Chief Operations Officer and
                                                   Co-Chief Executive Officer

          Jane A. Morlok                47         Chief Financial Officer and
                                                   Co-Chief Executive Officer

     Both Mr. Boeckman and Ms. Morlok are employed pursuant to employment agreements with Breda. Those employment agreements are discussed in Item 10 of this annual report.

     Mr. Boeckman has been employed by Breda in various capacities since May, 1982. Prior to January, 1995, he was Breda's assistant manager. He has been the manager since January, 1995, and he was given the title of chief operating officer in March, 1998. His current titles are chief operations officer and co-chief executive officer.

     Ms. Morlok has been the co-manager of Breda since March 30, 1998, and her current titles are chief financial officer and co-chief executive officer. Ms. Morlok was the assistant administrator/CFO of Manning Regional Healthcare Center in Manning, Iowa from July of 1987 until March 20, 1998. Her responsibilities in that position included budgeting, reimbursement and rate setting for the hospital and nursing home run by the Manning Regional Healthcare Center, as well as daily general ledger operations and IRS filings. She also provided similar services to several other affiliated corporations.

Item 10. Executive Compensation.

     Summary Compensation Table.

     The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's chief operations officer, in the 2000, 1999 and 1998 fiscal years. Mr. Boeckman's services as the chief operations officer of Breda are similar to those normally provided by the chief executive officer of an Iowa corporation.

                                Summary Compensation Table
                                --------------------------

     Name and                                                    Other Annual       All Other
     Position                 Year     Salary(1)        Bonus   Compensation(2)   Compensation(3)
     --------                 ----     ---------        -----   ---------------   ---------------
     Robert J. Boeckman,      2000      $80,000        $2,000        $1,890          $15,703
       Chief Operating        1999      $74,159        $  -0-        $  617          $14,568
       Officer                1998      $70,700        $2,000        $4,737          $13,951

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

     (3) This amount represents contributions by Breda on behalf of Mr. Boeckman to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of Mr. Boeckman's annual gross salary. See also footnote 1 above regarding Mr. Boeckman's contributions to the program. This amount also includes a long term disability contribution of 1.12% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

     Dean Schettler is the president of Breda. No information is provided for Mr. Schettler in the summary compensation table because he does not receive compensation in his capacity as the president of Breda. Mr. Schettler does receive compensation for his services as a director of Breda. The compensation payable to directors is discussed below.

     No officer's or employee's total annual salary, bonus and other annual compensation exceeded $100,000 during any of the 1998, 1999 or 2000 fiscal years.

     Director Compensation.

     All of Breda's directors currently receive $100 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $50 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors. Breda's directors received the same amounts in 1999 and 2000.

     All of Breda's directors currently receive $125 per day for all day meetings of the board of directors. The directors also received $125 per day for all day meetings of the board of directors in 1999 and 1998.

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

     Breda's directors may also receive internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300. They were also entitled to receive internet access in 1999 and 1998.

     Employment Agreements.

     Breda entered into a new employment agreement with both Mr. Boeckman and Ms. Morlok on April 1, 2000. Ms. Morlok's prior employment agreement with Breda had terminated on March 30, 2000. Mr. Boeckman's prior employment agreement with Breda would not have terminated until December 31, 2001, but the board of directors of Breda believed it was appropriate to enter into a new employment agreement with Mr. Boeckman at that time. Breda is currently negotiating a new employment agreement with both Mr. Boeckman and Ms. Morlok. No break in service is anticipated for either Mr. Boeckman or Ms. Morlok.

     Mr. Boeckman. Under the terms of Mr. Boeckman's employment agreement, he is employed in the capacity of chief operations officer and co-chief executive officer of Breda. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement.

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

     Ms. Morlok. Ms. Morlok's employment agreement is similar to Mr. Boeckman's employment agreement. The primary differences between Ms. Morlok's employment agreement and Mr. Boeckman's employment agreement are as follows:

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

     The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2001 by:

          o    each of Breda's directors;

          o    each of Breda's officers;

          o    the person employed by Breda as its chief operations officer; and

          o all directors and officers of Breda and the chief operations officer of Breda as a group.

                            Security Ownership Table
                            ------------------------

          Name and Address of
          Beneficial Owner          Number of Shares       Percentage Ownership
          ----------------          ----------------       --------------------

          Dean Schettler                   30                      .08%
          16326 120th St.
          Breda, Iowa 51436

          Clifford Neumayer               181                      .49%
          11846 Ivy Avenue
          Breda, Iowa 51436

          Larry Daniel                      2                     .013%
          15731 Robin Avenue
          Glidden, Iowa 51433

          Roger Nieland                    67                      .18%
          13312 Eagle Avenue
          Breda, Iowa 51436

          John Wenck                        6                      .02%
          23909 140th St.
          Carroll, Iowa 51401

          Scott Bailey                     20                      .05%
          12424 120th Street
          Breda, Iowa 51436

          Dave Grabner                     55*                     .15%
          11098 130th Street
          Breda, Iowa 51436

          Robert Boeckman                  30                      .08%
          23678 150th Street
          Carroll, Iowa 51401

          All directors and officers      391                     1.06%
          and the chief operations
          officer as a group (8 persons)

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

Item 13. Exhibits and Reports on Form 8-K.

     (a) A list of the exhibits included as part of this annual report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

     (b) Breda did not file any reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BREDA TELEPHONE CORP.


Date: March 30, 2001                        By: /s/ Dean Schettler
                                                ---------------------------
                                                Dean Schettler, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer
    --------------------------------------
    Clifford Neumayer, Vice-President
    and Director

Date: March 30, 2001


By: /s/ Roger Nieland
    --------------------------------------
    Roger Nieland, Director

Date: March 30, 2001


By: /s/ Dean Schettler
    --------------------------------------
    Dean Schettler, President and Director

Date: March 30, 2001


By: /s/ Scott Bailey
    --------------------------------------
    Scott Bailey, Treasurer and Director

Date: March 30, 2001


By: /s/ Larry Daniel
    --------------------------------------
    Larry Daniel, Secretary and Director

Date: March 30, 2001


By: /s/ John Wenck
    --------------------------------------
    John Wenck, Director

Date: March 30, 2001


By: /s/ Dave Grabner
    --------------------------------------
    Dave Grabner, Director

Date: March 30, 2001


/s/ Robert J. Boeckman
    --------------------------------------
    Robert J. Boeckman, Chief Operations
    Officer

Date: March 30, 2001


/s/ Jane Morlok
    --------------------------------------
    Jane Morlok, Chief Financial Officer

Date: March 30, 2001

                                  EXHIBIT INDEX
                Exhibits to Form 10-KSB of Breda Telephone Corp.
                   for the Fiscal Year Ended December 31, 2000

Description of Exhibit.

     2.   Plan of Acquisition, Disposition, Reorganization
          Arrangement, Liquidation or Succession

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

     10.  Material Contracts.

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

     21.  Subsidiaries of the Registrant.

          (a)  List  of   Subsidiaries.   (Filed  as   Exhibit   21  to  Breda's
               Registration Statement on Form 10-SB, and incorporated herein by this reference.)