Form 10QSB
period 2001-03-31
BREDA TELEPHONE CORP
filed 2001-05-11
CIK 1084448

Re:  Breda Telephone Corp.
     CIK No.  0001084448
     Report on Form 10-QSB for Period
     Ended 3/31/01
     SEC File No. 0-26525

Ladies and Gentlemen:

     On behalf of Breda Telephone Corp., and as part of this transmission for electronic filing in accordance with Regulation S-T, filed herewith is Breda Telephone Corp.'s quarterly report on Form 10-QSB for the period ended March 31, 2001.

     Please address any inquiries concerning this filing to the undersigned at 515-283-3146. Written correspondence should be directed to the undersigned at the Nyemaster Law Firm, 700 Walnut, Suite 1600, Des Moines, Iowa 50309. Our e-mail address and facsimile number for written correspondence are, respectively, whs@nyemaster.com and 515-283-3108.

     Thank you.

                                           Respectfully,



                                           /s/Wade H. Schut
                                           ------------------------
                                           Wade H. Schut

cc:      Breda Telephone Corp.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 31, 2001.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to _____________________

                         Commission file number: 0-26525

                              BREDA TELEPHONE CORP.
        (Exact name of small business issuer as specified in its charter)


             Iowa                                     42-0895882
  (State or other jurisdiction                (IRS Employer  Identification No.)
of incorporation or organization)

                  103 E. Main, P.O. Box 190, Breda, Iowa 51436
                    (Address of principal executive offices)

                                 (712) 673-2311
                           (Issuer's telephone number)



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,029 shares of common stock, no par value, at March 31, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
















                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              For the Three Months
                          Ended March 31, 2001 and 2000
                      and the Year Ended December 31, 2000

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                March 31,         December 31,
                                                                                  2001                2000
                                                                               (Unaudited)         (Audited)
                                                                            ------------------  -----------------
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $ 2,000,079             $ 1,104,577
     Temporary investments                                                       468,602                 269,840
     Accounts receivable                                                         525,585                 703,468
     Interest receivable                                                          51,092                  50,800
     Prepaid income taxes                                                        174,889                 336,465
     Inventories                                                                 142,024                  92,058
     Other                                                                        80,307                   5,383
                                                                             -----------             -----------
                                                                               3,442,578               2,562,591
                                                                             -----------             -----------


OTHER NONCURRENT ASSETS
     Long-term investments                                                     2,759,910               2,888,500
     Other investments                                                         2,491,415               2,806,107
     Intangibles, net of accumulated amortization                              1,085,297               1,107,625
     Deferred income taxes                                                       129,448                 113,595
                                                                             -----------             -----------
                                                                               6,466,070               6,915,827
                                                                             -----------             -----------


PROPERTY AND EQUIPMENT                                                         5,968,937               6,176,434
                                                                             -----------             -----------




     TOTAL ASSETS                                                            $15,877,585             $15,654,852
                                                                             ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,         December 31,
                                                                                                   2001                2000
                                                                                                (Unaudited)          (Audited)
                                                                                                ------------       --------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                                              $   118,300       $   118,300
   Accounts payable                                                                                   412,836           364,232
   Dividends payable                                                                                  111,087                --
   Accrued taxes                                                                                      103,116           134,611
   Other                                                                                              191,749           170,670
                                                                                                  -----------       -----------

                                                                                                      937,088           787,813
                                                                                                  -----------       -----------


LONG-TERM DEBT, less current portion                                                                2,010,143         2,038,990
                                                                                                  -----------       -----------


STOCKHOLDERS' EQUITY
   Common stock - no par value, 5,000,000 shares authorized, 37,029 and 37,241 shares issued and outstanding
     at $235 stated value, respectively                                                             8,701,815         8,751,635
   Retained earnings                                                                                4,228,539         4,076,414
                                                                                                  -----------       -----------
                                                                                                   12,930,354        12,828,049
                                                                                                  -----------       -----------






     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $15,877,585       $15,654,852
                                                                                                  ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2001 and 2000


                                               2001           2000
                                           -----------    -----------
OPERATING REVENUES                         $ 1,569,437    $ 1,363,260
                                           -----------    -----------

OPERATING EXPENSES
     Cost of services                          598,372        513,569
     Depreciation and amortization             278,658        259,751
     Selling, general and administration       537,417        456,829
                                           -----------    -----------
                                             1,414,447      1,230,149
                                           -----------    -----------

OPERATING INCOME                               154,990        133,111
                                           -----------    -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income               51,246         71,725
     Interest expense                          (39,640)      (130,791)
     Income from cellular investments          194,687             --
     Income from Alpine investment              44,209         23,508
     Other, net                                  3,444         (4,990)
                                           -----------    -----------
                                               253,946        (40,548)
                                           -----------    -----------

INCOME BEFORE INCOME TAXES                     408,936         92,563
                                           -----------    -----------

INCOME TAXES                                   145,724         11,029
                                           -----------    -----------

NET INCOME                                 $   263,212    $    81,534
                                           ===========    ===========

NET INCOME PER COMMON SHARE                $      7.11    $      2.16
                                           ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                   Retained
                                                  Shares              Amount            Earnings             Total
                                             -----------------   -----------------  -----------------  ------------------

Balance at December 31, 1999                           37,682         $ 5,614,618        $ 3,440,131         $ 9,054,749

  Comprehensive Income:
  Net income                                                                               3,989,981           3,989,981

  Dividends paid                                                                            (113,046)           (113,046)

  Common stock redeemed, net                             (441)           (103,635)                              (103,635)

  Stated value stock adjustment                                         3,240,652         (3,240,652)
                                             -----------------   -----------------  -----------------  ------------------

Balance at December 31, 2000                           37,241           8,751,635          4,076,414          12,828,049

  Comprehensive Income:
  Net income                                                                                 263,212             263,212

Dividends declared                                                                          (111,087)           (111,087)

  Common stock redeemed, net                             (212)            (49,820)                               (49,820)
                                             -----------------   -----------------  -----------------  ------------------

Balance at March 31, 2001                              37,029         $ 8,701,815        $ 4,228,539        $ 12,930,354
                                             =================   =================  =================  ==================



The accompanying notes are an integral part of these condensed consolidated financial statements

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000



                                                                                     2001               2000
                                                                             -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $   263,212          $  81,534
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                    278,658            259,751
   Amortization of investment tax credits                                            (2,443)            (2,443)
   Deferred income taxes                                                            (13,410)           (20,247)
   Changes in operating assets and liabilities:
   (Increase) decrease in assets                                                    214,277             91,533
   Increase (decrease) in liabilities                                                38,188             35,049
                                                                                -----------          ---------
Net cash provided by operating activities                                           778,482            445,177
                                                                                -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (48,833)          (160,310)
   Purchase of investments                                                          (83,040)           (89,347)
   Proceeds from the sale of investments                                             12,868             11,653
   Decrease in other investments                                                    314,692             46,907
                                                                                -----------          ---------
   Net cash provided by (used in) investing activities                              195,687           (191,097)
                                                                                -----------          ---------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Common stock redeemed                                                         (49,820)              --
      Repayment of long-term debt                                                   (28,847)          (148,961)
                                                                                -----------          ---------
         Net cash used in financing activities                                      (78,667)          (148,961)
                                                                                -----------          ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                           895,502            105,119
                                                                                -----------          ---------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,104,577            411,341
                                                                                -----------          ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 2,000,079          $ 516,460
                                                                                ===========          =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
      Interest                                                                  $    39,640          $ 130,791
      Income taxes                                                              $        --          $      --



The accompanying notes are an integral part of these condensed consolidated financial statements

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000.

        Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ending March 31, 2001 are not necessarily indicative of the operating results of the entire year.

        Certain   reclassifications   have  been  made  to  the  2000  financial
        statements to confirm with the 2001 presentations.

NOTE 2. OPERATING SEGMENTS

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

        The Company's reportable business segments are strategic business units that offer different products and services. Each reportable segment is managed separately primarily because of different products, services and regulatory environments. LEC operations have been aggregated because of their similar characteristics.

     The segment's accounting policies are the same as those described in the summary of significant accounting policies.


                                                      Local                          Internet
                                                     Exchange                        Service
                                                     Carrier        Broadcast        Provider             Other            Total
                                                   -------------  -------------   --------------    --------------     -------------
  Three months ended
    March 31, 2001
    --------------

Revenues
      External customers                           $1,046,780        $ 252,681         $ 189,179         $ 80,797         $1,569,437
      Intersegment                                         --               --                --               --                 --
Segment profit (loss)                                 305,368          (26,816)          (13,090)          (2,250)           263,212

  Three months ended
    March 31, 2000
    --------------

Revenues
      External customers                           $  899,501        $ 265,349         $ 144,609         $ 53,801         $1,363,260
      Intersegment                                         --               --                --               --                 --
Segment profit (loss)                                 130,233          (15,916)          (14,915)         (17,868)            81,534


                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  OPERATING SEGMENTS, (Continued)




           Reconciliation of Segment Information

                                                                               Three months ended
                                                                         March 31,               March 31,
                                                                           2001                    2000
                                                                    -----------------        -----------------
REVENUES:
     Total revenues for reportable segments                           $ 1,488,640                $ 1,309,459
     Other revenues                                                        80,797                     53,801
     Elimination of intersegment revenues                                      --                         --
                                                                      -----------                -----------
         Consolidated Revenues                                        $ 1,569,437                $ 1,363,260
                                                                      ===========                ===========

PROFIT:
     Total profit for reportable segments                             $   265,462                $    99,402
     Other profit (loss)                                                   (2,250)                   (17,868)
     Non-operating segment                                                     --                         --
     Minority interest                                                         --                         --
                                                                      -----------                -----------
         Net Income                                                   $   263,212                $    81,534
                                                                      ===========                ===========


NOTE 3. NET INCOME PER COMMON STOCK

        Net income per common share for March 31, 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2001 and 2000 are 37,029 and 37,722, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


        Three-months Ended March 31, 2001 Compared to Three-months Ended March 31, 2000.

        There was an increase in total operating revenues for the three-month period ended March 31, 2001, when compared to the same period in 2000, of $206,177, or 15.1%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.


        Local exchange carrier services revenue increased $147,279, or 16.4%, for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous revenue. These revenue components are discussed below.

        Local network services revenue increased $8,050, or 5.9%, for the three-month period ended March 31, 2001, when compared to the same three-month period in 2000. This increase resulted from a small increase in the overall customer base.

        Network access services revenue increased $67,920, or 12.1%, when comparing the three-month period ended March 31, 2001, to the three-month period ended March 31, 2000. This increase was due in part to more lines generating ongoing SS7 connectivity revenues and also to ongoing NECA pool revenues. Telemarketing revenues also increased, which in turn increased access charge revenues for Breda.

        Billing and collection services revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. Breda's revenues from billing and collection services decreased $9,656, or 37.1%, for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000.

        A significant component of the increase in local exchange carrier services revenue was an increase of $81,075, or 46.7%, in miscellaneous revenue when comparing the three-month period ended March 31, 2001, with the three-month period ended March 31, 2000. The increase in miscellaneous revenue resulted primarily from increased cellular services commissions. Breda opened a retail outlet in Carroll, Iowa in early April of 2000, which has significantly expanded its market penetration in the cellular services arena. There was no comparable revenue stream from that outlet for the three-month period ended March 31, 2000 given that the outlet was not opened until April of 2000.

        Broadcast services revenue decreased $12,668, or 4.8%, when comparing the three-month period ended March 31, 2001, to the three-month period ended March 31, 2000. This decrease was directly attributable to a 3% decrease in the customer base when comparing the two three-month periods. Breda believes the decrease in the broadcast services customer base is attributable to competition from satellite dish providers.

        There was an increase in Internet services revenue for the three-month period ended March 31, 2001, when compared to the same period in 2000, of $44,460, or 30.7%. This increase was due to an increase in the customer base of an additional 398 Internet lines when comparing the two three-month periods. There was also an increase in the associated expenditures to provide those services to the additional Internet customers, however, so the overall result was a less than positive impact on net operating revenue. It will also be difficult to continue to have future significant increases in the Internet customer base. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. Breda has lost Internet customers in those three communities, but Breda is investigating and continues to explore re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services. For example, as is discussed below in this section, Prairie Telephone Company, Inc. has recently purchased an equity interest in an Internet service provider in order to attempt to lower Breda's and its subsidiaries' underlying Internet costs.

        Telemarketing services revenue is reported as other services revenue. Telemarketing services revenue increased $26,996, or 50.2%, when comparing the period ended March 31, 2001, to the same period in 2000. The increase is attributable to the rise in the volume of telemarketing calls made by Pacific Junction Telemarketing Center, Inc. Pacific Junction has been and is continuing to seek supplemental programs to augment the telemarketing leads provided by Results Telemarketing, Inc. and is also evaluating other alternatives to nation-wide licensing of its telemarketing service representatives. Pacific Junction is a wholly-owned subsidiary of Prairie Telephone Company, Inc., and Prairie Telephone Company, Inc. is a wholly-owned subsidiary of Breda.

        There was an increase in total operating expenses of $184,298, or 15.0%, for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000. All of the components of the operating expenses increased during the three-month period ended March 31, 2001, when compared to the same three month period in 2000.

        Cost  of  services  expenses  increased  $84,803,   or  16.5%,  for  the
        three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000. The cost of services components are plant specific operations, plant non-specific operations, programming, and Internet costs. Those components are explained below.

        There was a $36,139, or 10.1%, increase in plant specific operations expense when comparing the three-month period ended March 31, 2001, to the three-month period ended March 31, 2000. This increase was attributable to increased cellular operating expense for such items as inventory, personnel costs and other expense to support the increased cellular services activities at Breda's retail outlet in Carroll, Iowa. There were no corresponding expenditures for the three-month period ended March 31, 2000, because the retail outlet was not opened until April 2000.

        Plant nonspecific operations expense increased $14,706, or 68.9%, for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000. The increase is mainly accounted for by rate increases in utilities and postage.

        There was a $9,506, or 13.1%, increase in programming expense for cable TV services when comparing the three-month period ended March 31, 2001, with the three-month period ended March 31, 2000. The increase was the result of programming fee increases.

        Because of its growth, Internet revenue and expense are now reported as a separate segment. Internet costs increased by $24,452, or 39.6%, for the three-month period ended March 31, 2001, when compared to the three-month time period ended March 31, 2000. This increase is directly attributable to the additional costs of providing Internet services to the increased customer base. These costs include additional rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers.

        Depreciation and amortization expense increased $18,907, or 7.3%, for the three-month period ended March 31, 2001, when compared to the same period in 2000. This increase reflects increased depreciation rates on depreciable equipment associated with new technology services, and the proportionate net overall depreciation of capital improvements made during the year 2000.

        Selling, general and administrative expenses increased $80,588, or 17.6%, for the three-month period ended March 31, 2001, when compared to the same period in 2000. Some of the components which contributed to that increase are discussed in the remainder of this paragraph. Customer operations expense increased $22,714, or 12.2%, when comparing these two three-month time periods, and mainly resulted from increased labor and benefit costs. Breda received a 12.96% increase in its health plan premiums for the year 2001. Corporate operations expense increased $51,793, or 21.9%, during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000. The increase was not attributable to any one item, but rather resulted primarily from increased staff time coded to accounting, finance and administration, increased expenditures for national meetings and educational seminars attended by board members and management, and from legal, accounting and consulting services. The latter services were related mainly to preparation of the end of the year reporting requirements for the SEC. General taxes paid by Breda increased $6,081, or 18.1%, for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000, and resulted from increased tax rates levied by the taxing authorities in the various counties.

        The net result of the operating services revenue and operating expenses was a $21,879, or 16.4%, increase in operating income for the three-month period ended March 31, 2001, when compared to the same three-month period a year ago.

        Other income (expense) increased $294,494, or 726.3%, during the three-month period ended March 31, 2001, when compared to the same three-month period in 2000. Interest and dividend income decreased $20,479, or 28.6%, for the period ended March 31, 2001 when compared to the three-month period ended March 31, 2000. Interest expense decreased by $91,151, or 69.7%, when comparing those same three-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense indirectly resulted in an increase in other income. Both the decrease in interest and dividend income and the decrease in interest expense were the result of Breda, Prairie Telephone Company, Inc. and Tele-Services, Ltd. paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of this $4,999,052 debt, which resulted in less investment revenue being generated for the three-month period ended March 31, 2001, when compared to the three-month period ended March 31, 2000.

        Income from cellular investments increased $194,687, or 100%, during the three-month period ended March 31, 2001, when compared to the same three-month period in 2000. There were no distributions by any of Breda's cellular investments during the three-month period ended March 31, 2000, as compared to the distributions by three of Breda's cellular investments, totaling $194,687 in the aggregate, during the three-month period ended March 31, 2001. Income from Breda's investment in Alpine Communications, L.C. increased $20,701, or 88.1%, during the three-month period ended March 31, 2001, when compared to the same three-month period in 2000. Other miscellaneous income increased $8,434 when comparing the three-month periods ended March 31, 2001, and March 31, 2000.

        Income taxes increased $134,695 for the three-month period ended March 31, 2001, when compared to the same period in 2000. The increase resulted primarily from the income taxes associated with the $294,494 increase in other income (expense).

        Net income increased $181,678, or 222.8%, for the three-month period ended March 31, 2001, when compared to the same period in 2000. This increase was primarily attributable to the net increase in other income (expense) after income taxes.

        Liquidity and Capital Resources at Year Ended December 2000.

        Breda's net working capital was a positive $1,774,778 at December 31, 2000, which was an increase of $889,136 in net working capital from year-end 1999. The positive working capital at year-end 2000 was due mainly to three factors. Two of those factors were that cash and cash equivalents increased $693,236, and temporary investments increased $175,030 during the twelve-month period ended December 31, 2000. The third factor was that the current portion of long-term debt decreased by $490,112. These net working capital changes resulted primarily from the receipt of $5,226,034 in cash from the sale of the Central Iowa Cellular, Inc. stock in May 2000, and the subsequent payoff of the variable rate (8.05% - 8.4% at December 31, 2000) long term debt of $4,695,968 to the Rural Telephone Finance Cooperative on June 30, 2000, September 30, 2000, and October 16, 2000. Other expenses associated with the payoff of the RTFC variable rate debt were interest costs of $54,289, and prepayment penalties of $17,262. Long term investments totaling $2,100,000 were liquidated and used for the payment of a portion of this long-term debt. The Central Iowa Cellular, Inc. stock sale proceeds were also used to make federal estimated tax payments of $2,435,069 during the year ended December 31, 2000.

        The other current assets category decreased by $72,144 at year-end 2000, and resulted from a difference in timing of the payment of employee benefits premiums for health, life/AD&D, and retirement for the first quarter of 2000.

        Long term investments decreased by $1,529,121 during the twelve month period ended December 31, 2000. As noted previously, $2,100,000 in long term investments was redeemed to pay off variable rate debt owed to the Rural Telephone Finance Cooperative. The difference between the $2,100,000 and the $1,529,121 decrease in long-term investments resulted from additional long-term investments made by Breda.

        Accounts payable increased by $124,445 at year-end December 2000. While there were increased cellular inventory payables at year-end 2000 because of the holiday season demand for cell phones, the overall change is due to timing differences in the payment of invoices.

        The long-term debt decrease of $4,508,940 is the result of scheduled quarterly principal payments being paid in 2000 as well as the payoff of long term debt as noted above.

        Liquidity and Capital Resources at Three-months Ended March 31, 2001.

        Breda had an increase of $879,987 in current assets during the three-month period ended March 31, 2001, when compared to the year ended December 31, 2000. This resulted from an $895,502 increase in cash and cash equivalents which were held pending the probable investment during the first quarter of 2001 in an internet service provider. The investment occurred in May, 2001 and is discussed below in this section. There were increases in temporary investments, inventories, and other current assets of, respectively, $198,762, $49,966 and $74,924. Those increases were offset, however, by a $177,883 decrease in accounts receivable and a $161,576 decrease in prepaid taxes.

        Noncurrent assets, which consist mainly of longer-term investments, decreased $449,757 during the three-months ended March 31, 2001, when compared to year-end December 31, 2000. One of the reasons for this decrease was that in connection with the payoff and pay down of long term debt by Breda, Prairie Telephone Company, Inc. and Tele-Services, Ltd. to the Rural Telephone Finance Cooperative, the Rural Telephone Finance Cooperative reimbursed Breda and its subsidiaries for $310,692 in Subordinated Capital Certificates in the first quarter of 2001. The remainder of the decrease was caused by amortization of intangibles, deferred income taxes, and other changes in long-term investments.

        Breda's net working capital was $2,505,490 at March 31, 2001, as compared to $1,774,778 at December 31, 2000. The $730,712 increase in working capital between the two time periods resulted mainly from the increased cash and temporary investments held by Breda. The payables increase between the two time periods resulted primarily from Breda's declaration of an aggregate dividend of $111,087 on March 12, 2001, to shareholders of record on March 12, 2001. The dividend will be paid to the shareholders on or before Breda's annual meeting on May 16, 2001.

        Other Activities.

        Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 2000 were approximately $726,922, and are currently expected to be approximately $777,151 in 2001.

        As of March 31, 2001, Breda had approximately $2,128,443 on its one outstanding loan with the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998, at 7.35%. The loan has a fifteen year term that matures in September, 2013. Breda and Prairie Telephone Company, Inc. also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire on December 1, 2005 and November 30, 2005. No amounts were outstanding under either of those lines of credit on March 31, 2001.

        Breda is continuing to evaluate the access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers which was submitted to the FCC by the Multi-Association Group in October of 2000. Non-price cap, incumbent local exchange carriers include most of the small and mid-sized local exchange carriers that serve rural and insular areas in the U.S., such as Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company. The plan would take effect on July 1, 2001, but the FCC must approve of the plan so there is no guaranty that the plan, or any modified version of the plan, will be effective by that date. Breda believes that the plan could have a negative impact on revenues. The plan is discussed in Breda's annual report on Form 10-KSB for the year ended December 31, 2000.

        Breda has an agency agreement with U.S. Cellular which allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. U.S. Cellular has notified Breda that the agreement will, however, be terminated effective May 31, 2001. U.S. Cellular has proposed a new agreement, but Breda has serious concerns about that agreement, including the fact that the new agreement would pay lower commissions to Breda. Breda is attempting to negotiate a more favorable agreement, but there is no assurance Breda will be successful in its negotiations. If Breda is unsuccessful, the new agreement will have a negative impact on Breda's cellular commissions revenue.

        Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will arise or that any such opportunities will fit into Breda's strategic plan.

        Breda, Prairie Telephone Company, Inc. and Westside Independent Telephone Company currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries. For example, as discussed in Breda's annual report on Form 10-KSB for the year ended December 31, 2000, it is possible that Breda or Prairie Telephone
        Company, Inc. may, either directly or through one of the companies in which they have invested, begin to offer personal communication services in the next one to three years. The area of personal communication services is, however, an uncertain area, and there is no assurance that Breda or Prairie Telephone Company, Inc. or any of the entities in which they have invested will ever offer any personal communication services or that any offering of any such services will be successful or otherwise profitable.

        There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services, Ltd. is, however, working on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case. It is hoped that this consolidation will reduce Tele-Services, Ltd.'s maintenance costs for that equipment. Tele-Services, Ltd. also anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The costs of those upgrades in 2001, and of any head-end consolidations, are estimated to be less than $100,000.

        Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems. For example, Breda will be upgrading its financial system software in the third quarter of 2001, and will be converting the financial software utilized by Westside Independent Telephone Company in either the fourth quarter of 2001 or the first quarter of 2002. The cost of those upgrades and conversions will not, however, be material to Breda.

        On May 2, 2001, Prairie Telephone Company, Inc., along with two other telephone companies, signed various agreements with Desktop Media, L.L.C. ("Desktop Media"). Desktop Media is a Minnesota limited liability company. Under those agreements, Prairie Telephone Company, Inc. has become a 10% equity owner of Desktop Media.

        Desktop Media provides both dial-up and high-speed Internet access in south central Minnesota. Desktop Media is a full-scale Internet Service Provider, which also sells computer hardware and related services. Desktop Media has filed to provide traditional telephone services as a competitive local exchange carrier. Desktop Media's overall business plan is based upon Desktop Media providing data local exchange carrier services. Desktop Media will contract to provide Internet Service Provider support services to Prairie Telephone Company, Inc. and the other two telephone companies who have invested in Desktop Media.

        Under the agreements, Prairie Telephone Company, Inc. has advanced Desktop Media $500,000 under a promissory note dated May 2, 2001. No interest or principal payments are required during the first year of the promissory note. In the second year of the promissory note, Desktop Media will be required to pay interest only, which will include all interest deferred during the first year and interest accruing during the second year. On the first day of the 25th month following May 2, 2001, a principal payment of $12,000 plus interest will be due by Desktop Media, with a similar installment payment to be due on the first day of each month thereafter until the entire principal and interest accruing under the promissory note has been paid in full. Desktop Media has the option of prepaying all or any part of the principal balance, or accrued interest, at any time without penalty.

        The promissory note has been guaranteed by the manager of Desktop Media. The manager of Desktop Media has also guaranteed the loans made by the other two telephone companies who have invested in Desktop Media. There is also a management agreement between the manager and Desktop Media.

        There is no assurance that Desktop Media will perform according to its business plan, and there is therefore no assurance that Prairie Telephone Company, Inc. will ever receive any debt repayments or returns or other value from its investment in Desktop Media. As discussed above in this quarterly report, one of the intended purposes of Prairie Telephone Company, Inc.'s relationship with Desktop Media is to try to lower Breda's and its subsidiaries' costs of providing Internet services in order to allow Breda to compete at a lower price point for Internet services.

        Breda's board of directors declared a dividend at the March 12, 2001 meeting of the board of directors. The dividend was in the amount of $3.00 per share, for an aggregate dividend of $111,087, and will be payable on or before the 2001 annual meeting of the shareholders which is scheduled to be held on May 16, 2001. The dividend was only the third dividend declared by Breda since Breda was incorporated in 1964.

        Breda is continuing to negotiate new employment agreements with Robert Boeckman and Jane Morlok. No break in service is anticipated for either Mr. Boeckman or Ms. Morlok.

        Breda believes that the funds from the sale of its direct broadcast satellite operation in January of 1999, and the sale of Prairie Telephone Company, Inc.'s shares of stock in Central Iowa Cellular, Inc. in May 2000, along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

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

        o adverse changes by the Federal Communications Commission to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers;

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

        This section should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report.


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

Item 2. Changes in Securities.

        No material modifications, limitations or qualifications were made to or placed upon the terms of Breda's shares of common stock during the period of January 1, 2001 through March 31, 2001.

        Breda did not issue any shares of its common stock during the period of January 1, 2001 through March 31, 2001.

Item 3. Defaults Upon Senior Securities.

        There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the shareholders of Breda during the period of January 1, 2001 through March 31, 2001.

Item 5. Other Information.

        During the quarter ended March 31, 2001, Breda redeemed 212 shares of its common stock from one shareholder at $235 per share, for a total amount of $49,820. The $235 per share price was the redemption amount which was established by the board of directors of Breda on June 12, 2000. The board of directors contemplates announcing a new redemption price of $258 per share to be effective at or around the May 16, 2001 annual meeting of the shareholders.

Item 6. Exhibits and Reports on Form 8-K.

        (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

        (b) Breda did not file any reports on Form 8-K during the period of January 1, 2001 through March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BREDA TELEPHONE CORP.



Date:   May 11, 2001.                           By: /s/ Dean Schettler
                                                    ----------------------------
                                                    Dean Schettler, President



Date:   May 11, 2001.                            By:/s/ Scott Bailey
                                                    ---------------------------
                                                    Scott Bailey, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2001
                              BREDA TELEPHONE CORP.


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