Form 10QSB
period 2001-06-30
BREDA TELEPHONE CORP
filed 2001-08-13
CIK 1084448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2001.

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,917 shares of common stock, no par value, at June 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 For the Periods
                          Ended June 30, 2001 and 2000
                      and the Year Ended December 31, 2000

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                       June 30,     December 31,
                                                         2001          2000
                                                      (Unaudited)    (Audited)
                                                      -----------   ------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $ 1,319,689    $ 1,104,577
  Temporary investments                                   488,915        269,840
  Accounts receivable                                     502,207        703,468
  Interest receivable                                      50,617         50,800
  Prepaid income taxes                                    121,839        336,465
  Inventories                                             153,368         92,058
  Other                                                   109,460          5,383
                                                      -----------    -----------
                                                        2,746,095      2,562,591
                                                      -----------    -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                 2,694,518      2,888,500
  Other investments                                     2,551,415      2,806,107
  Intangibles, net of accumulated amortization          1,062,970      1,107,625
  Note receivable                                         440,000             --
  Deferred income taxes                                   152,426        113,595
                                                      -----------    -----------
                                                        6,901,329      6,915,827
                                                      -----------    -----------

PROPERTY AND EQUIPMENT                                  5,857,735      6,176,434
                                                      -----------    -----------


  TOTAL ASSETS                                        $15,505,159    $15,654,852
                                                      ===========    ===========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            For the Three and Six Months Ended June 30, 2001 and 2000





                                                        June 30,    December 31,
                                                          2001          2000
                                                       (Unaudited)    (Audited)
                                                       -----------  ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                    $   118,300   $   118,300
  Accounts payable                                         238,530       364,232
  Accrued taxes                                            133,845       134,611
  Other                                                    164,601       170,670
                                                       -----------   -----------
                                                           655,276       787,813
                                                       -----------   -----------

LONG-TERM DEBT, less current portion                     1,980,816     2,038,990
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
Common stock - no par value, 5,000,000 shares
  authorized, 35,917 and 37,241 shares issued
  and outstanding at $258 and $235 stated value,
  respectively                                           9,266,586     8,751,635
Retained earnings                                        3,602,481     4,076,414
                                                       -----------   -----------
                                                        12,869,067    12,828,049
                                                       -----------   -----------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $15,505,159   $15,654,852
                                                       ===========   ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2001 and 2000

                                      For the Three Months Ended     For the Six Months Ended
                                          2001          2000           2001           2000
                                      -----------    -----------    -----------    -----------
OPERATING REVENUES                    $ 1,517,006    $ 1,488,546    $ 3,086,443    $ 2,851,806
                                      -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Cost of Services                        507,736        569,639      1,106,108      1,083,208
  Depreciation and amortization           275,977        269,933        554,635        529,684
  Selling, general and administration     488,238        536,215      1,025,655        993,044
                                      -----------    -----------    -----------    -----------
                                        1,271,951      1,375,787      2,686,398      2,605,936
                                      -----------    -----------    -----------    -----------


OPERATING INCOME                          245,055        112,759        400,045        245,870
                                      -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income             63,011         86,613        114,257        158,338
  Loss on sale of investments                  --         (2,808)            --         (2,808)
  Gain on sale of cellular investment          --      4,900,959             --      4,900,959
  Interest expense                        (39,110)      (132,842)       (78,750)      (263,633)
  Income from cellular investments        100,002         83,335        294,689         83,335
  Income from Alpine investment                --             --         44,209         23,508
  Other, net                                6,535          9,112          9,979          4,122
                                      -----------    -----------    -----------    -----------
                                          130,438      4,944,369        384,384      4,903,821
                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                375,493      5,057,128        784,429      5,149,691
                                      -----------    -----------    -----------    -----------


INCOME TAXES                              150,068      1,993,780        295,792      2,004,809
                                      -----------    -----------    -----------    -----------


NET INCOME                            $   225,425    $ 3,063,348    $   488,637    $ 3,144,882
                                      ===========    ===========    ===========    ===========


NET INCOME PER COMMON SHARE           $      6.15    $     81.29    $     13.26    $     83.46
                                      ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock             Retained
                                    Shares         Amount        Earnings        Total
                                  ----------    -----------    -----------    -----------
Balance at December 31, 1999          37,682    $ 5,614,618    $ 3,440,131    $ 9,054,749

  Comprehensive Income:
  Net income                                                     3,989,981      3,989,981

  Dividends paid                                                  (113,046)      (113,046)

  Common stock redeemed, net            (441)      (103,635)                     (103,635)

  Stated value stock adjustment                   3,240,652     (3,240,652)
                                  ----------    -----------    -----------    -----------

Balance at December 31, 2000          37,241      8,751,635      4,076,414     12,828,049

  Comprehensive Income:
    Net income                                                     488,637        488,637

  Dividends paid                                                  (111,087)      (111,087)

  Common stock redeemed, net          (1,324)      (336,532)                     (336,532)

  Stated value stock adjustment                     851,483       (851,483)
                                  ----------    -----------    -----------    -----------

Balance at June 30, 2001              35,917    $ 9,266,586    $ 3,602,481    $12,869,067
                                  ==========    ===========    ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2000


                                                               2001            2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   488,637    $ 3,144,882
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             554,635        529,684
      Amortization of investment tax credits                     (4,884)        (4,884)
      Deferred income taxes                                     (33,947)       (43,879)
      Gain on sale of cellular investment                          --       (4,900,959)
      Changes in operating assets and liabilities:
        (Increase) decrease in assets                           250,683        512,059
        Increase (decrease) in liabilities                     (132,537)       760,862
                                                            -----------    -----------
      Net cash provided by (used in) operating activities     1,122,587         (2,235)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (195,786)      (500,469)
  Cost of removing plant, net of salvage                          4,505           --
  Purchase of investments                                      (125,745)      (230,264)
  Proceeds from the sale of investments                         100,652        122,913
  Issuance in note receivable                                  (440,000)          --
  Purchase of other investments                                 (60,000)          --
  Sale in other investments                                     314,692         46,357
  Proceeds from sale of cellular investment                        --        5,108,279
                                                            -----------    -----------
    Net cash provided by (used in) investing activities        (401,682)     4,546,816
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                               (111,087)      (113,046)
  Common stock redeemed                                        (336,532)          --
  Repayment of long-term debt                                   (58,174)    (1,463,132)
                                                            -----------    -----------
    Net cash used in financing activities                      (505,793)    (1,576,178)
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       215,112      2,968,403
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,104,577        411,341
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,319,689    $ 3,379,744
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                $    78,750    $   263,633
    Income taxes                                            $   120,000    $   975,000


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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months and six months ended June 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ending June 30, 2001 are not necessarily indicative of the operating results of the entire year.

     Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentations.

NOTE 2. OPERATING SEGMENTS

     The Company organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services and internet service provider (ISP) services. The LEC services segment provides telephone, data services and other services to customers in local exchanges. The broadcast services segment provides cable television to customers in Iowa and Nebraska. The ISP services segment provides internet access to customers within the local exchanges and the surrounding areas. The Company also has telemarketing services that do not meet the quantitative threshold for reportable segments.

     The Company's reportable business segments are strategic business units that offer different products and services. Each reportable segment is managed separately primarily because of different products, services and regulatory environments. LEC operations have been aggregated because of their similar characteristics.

     The segments' accounting policies are the same as those described in the summary of significant accounting policies.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

                                              Local                     Internet
                                            Exchange                    Service
                                            Carriers     Broadcast      Provider       Other        Total
                                           ------------ ------------- ------------- ------------ -------------
Six months ended June 30, 2001

Revenues and sales

                  External customers        $2,034,833    $  509,377    $  385,877    $ 156,356    $3,086,443
                  Intersegment
Segment profit (loss)                          555,671       (51,193)      (11,833)      (4,008)      488,637

     Six months ended June 30, 2000

Revenues and sales
                  External customers        $1,892,466    $  526,849    $  305,123    $ 127,368    $2,851,806
                  Intersegment                      --            --                         --            --
Segment profit (loss)                        3,259,294       (65,228)      (18,637)     (30,547)    3,144,882

                                              Local                     Internet
                                            Exchange                    Service
                                            Carriers     Broadcast      Provider       Other        Total
                                           ------------ ------------- ------------- ------------ -------------
    Three months ended June 30, 2001

Revenues and sales
                  External customers        $  988,053    $  256,696    $  196,698    $  75,559    $1,517,006
                  Intersegment
Segment profit (loss)                          250,303       (24,377)        1,257       (1,758)      225,425

    Three months ended June 30, 2000

Revenues and sales
                  External customers        $  992,965    $  261,500    $  160,514    $  73,567    $1,488,546
                  Intersegment                      --            --                                       --
Segment profit (loss)                        3,129,061       (49,312)      (3,722)      (12,679)    3,063,348

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

     Reconciliation of Segment Information              Three months ended              Six months ended
     -------------------------------------
                                                      June 30,      June 30,        June 30,      June 30,
                                                       2001           2000           2001           2000
                                                    -----------    -----------    -----------    -----------
     REVENUES:
          Total revenues and sales for reportable
            segments                                $ 1,441,447    $ 1,414,979    $ 2,930,087    $ 2,724,438
          Other revenues                                 75,559         73,567        156,356        127,368
          Elimination of intersegment revenues             --             --             --             --
                                                    -----------    -----------    -----------    -----------
              Consolidated Revenues                 $ 1,517,006    $ 1,488,546    $ 3,086,443    $ 2,851,806
                                                    ===========    ===========    ===========    ===========

     PROFIT:
          Total profit for reportable segments      $   227,183    $ 3,076,027    $   492,645    $ 3,175,429
          Other profit (loss)                            (1,758)       (12,679)        (4,008)       (30,547)
          Non-operating segment                            --             --             --             --
          Minority interest                                --             --             --             --
                                                    -----------    -----------    -----------    -----------
              Net Income                            $   225,425    $ 3,063,348    $   488,637    $ 3,144,882
                                                    ===========    ===========    ===========    ===========


NOTE 3. NET INCOME PER SHARE

     Net income per common share for the three and six month periods ended June 30, 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months and six months ended June 30, 2001 and 2000 were 36,653 and 36,841, and 37,684 and 37,681, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

     During May 2000, the board of directors authorized a $31 increase in the stated value of each share of common stock from $149 to $180. There were 37,682 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,168,142.

     During June 2000, the board of directors authorized an additional $55 increase in the stated value of each share of common stock from $180 to $235. There were 37,682 shares outstanding at the time of the value adjustment, which reduced retained earnings by $2,072,510.

     During May 2001, the board of directors authorized a $23 increase in the stated value of each share of common stock from $235 to $258. There were 37,021 shares outstanding at the time of the value adjustment, which reduced retained earnings by $851,483.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

     There was an increase in total operating revenues for the six-month period ended June 30, 2001, when compared to the same period in 2000, of $234,637, or 8.2%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

     Local exchange carrier services revenue increased $142,367, or 7.5%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous income. These revenue components are discussed below.

     Local network services revenue increased $7,934, or 2.8%, for the six-month period ended June 30, 2001, when compared to the same six-month period in 2000. This increase resulted from a small increase in the overall custom calling feature revenues.

     Network access revenue increased $97,122, or 8.5%, when comparing the six-month period ended June 30, 2001, to the six-month period ended June 30, 2000. This increase was due to more lines generating ongoing SS7 connectivity revenues and also ongoing NECA pool revenues. Telemarketing revenues also increased which in turn increased access revenue for Breda.

     Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $10,107, or 23.4%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000.

     A component of local exchange carrier services revenue was an increase of $47,418, or 11.2%, in miscellaneous revenue when comparing the six-month period ended June 30, 2001, with the six-month period ended June 30, 2000. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions and cellular accessories revenue. Breda opened a retail outlet in its county seat in early April 2000, which has significantly expanded its market penetration in the cellular services arena. There was no comparable revenue stream from the retail store for the first three months of the six-month period ended June 30, 2000.

     Broadcast services revenue decreased $17,472, or 3.3%, when comparing the six-month period ended June 30, 2001, to the six-month period ended June 30, 2000. This decrease was directly attributable to a 5% decrease in the customer base when comparing the two six-month periods, and is attributable to competition from satellite dish providers and declining population bases in the small rural communities where some of Breda's broadcast systems are located.

     There was an increase in Internet services for the six-month period ended June 30, 2001, when compared to the same period in 2000, of $80,754, or 26.5%. This increase was due to a 16% increase in the customer base when comparing the two six-month periods. There was also a 26.9% increase in the associated expenditures to provide those services to the additional Internet customers, however, resulting in a less than positive impact on net operating revenue. Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. Breda has committed to exploring and implementing re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow. As discussed later, Breda invested in an Internet Service Provider in May 2001 through its subsidiary, Prairie Telephone Company, Inc.

     Telemarketing services revenue is reported as other revenue and it increased $28,988, or 22.8%, when comparing the six month period ended June 30, 2001, to the same period in 2000. The increase is attributable to the rise in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction Telemarketing Center, Inc. Because of the volatility of number availability, Pacific Junction continues to seek supplemental programs to augment the telemarketing leads provided by Results Telemarketing, Inc.

     There was an increase in total operating expenses of $80,462, or 3.1%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. The components making up operating expenses relate to cost of services, depreciation and amortization, and selling, general and administrative expenditures.

     Cost of services expenses increased $22,900, or 2.1%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. The cost of services components, which are plant specific operations, plant non-specific operations, programming, and Internet costs, are explained below.

     There was a decrease of $44,661, or 5.9%, in plant specific operations expense when comparing the six-month period ended June 30, 2001, to the six-month period ended

     June 30, 2000. This decrease was attributable to decreased cellular operating expense for such items as inventory, personnel costs, and other expense which had been generated in the same six-month period ended June 30, 2000 for the start-up of Breda's retail outlet.

     Plant non-specific operating expense increased $13,004, or 25%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. This expense category change is mainly accounted for by rate increases in utilities and postage.

     There was an increase of $19,710, or 13.4%, in programming expense for cable TV services when comparing the six-month period ended June 30, 2001, with the six-month period ended June 30, 2000. The programming increase was the result of programming fee increases.

     Because of its growth, Internet revenue and expense are now reported as a separate segment. The cost of Internet increased by $34,847, or 26.9%, for the six-month period ended June 30, 2001, when compared to the six-month time period ended June 30, 2000. This increase is directly attributable to the additional costs of providing Internet services to the increased customer base. These costs include additional rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers.

     Depreciation and amortization expense increased $24,951 or 4.7%, for the six-month period ended June 30, 2001, when compared to the same period in 2000. This increase reflects increased depreciation rates on depreciable equipment associated with new technology services, and the proportionate net overall depreciation of capital improvements made during the year 2000. Boring equipment was also purchased and put into operation during this six-month time period, which increased the depreciation expense.

     Selling, general and administrative expenses increased $32,611, or 3.3%, for the six-month period ended June 30, 2001, when compared to the same period in 2000. The customer operations component increased $14,231, or 3.6%, when comparing these two six-month time periods, and mainly resulted from increased labor and benefit costs. Breda received a 13.0% increase in its health plan premiums for the year 2001. Corporate operations expense increased $10,746, or 2%, during the six-month period ended June 30, 2001 when compared to the six-month period ended June 30, 2000. The increase was not attributable to any one item but included wage and benefit increases, and increased expenditures for national meetings and educational seminars attended by board members and management. General taxes paid by Breda increased $7,634, or 11.2%, for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000, and resulted from increased tax rates levied by the taxing authorities in the various counties.

     The net result of the operating services revenue and operating expenses was an increase of $154,175, or 62.7%, in operating income for the six-month period ended June 30, 2001, when compared to the same six-month period a year ago.

     Other income (expense) decreased $4,519,437, or 92.2%, during the six-month period ended June 30, 2001, when compared to the same six-month period in 2000. There was no gain on the sale of a cellular investment during the six-month period ended June 30, 2001, to correspond to the $4,900,959 gain on the sale of a cellular investment which occurred during the six-month period ended June 30, 2000. Interest and dividend income decreased $44,081, or 27.8%, for the period ended June 30, 2001 when compared to the six-month period ended June 30, 2000. Interest expense also decreased by $184,883, or 70.1%, when comparing the same six-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense actually increased other income. Both the decrease in interest and dividend income and the decrease in interest expense were the result of Breda, Prairie Telephone Company, Inc. and Tele-Services, Ltd. paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve month period ended December 31, 2000.
     Investments were redeemed to pay approximately $2,100,000 of this $4,999,052 debt, which resulted in less investment revenue being generated for the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000. The $4,999,052 reduction in variable rate long-term debt consequently reduced Breda's interest expense by a significant amount.

     Income from cellular investments increased $211,354, or 253.6%, during the six-month period ended June 30, 2001, when compared to the same six-month period in 2000. There was one cellular investment distribution received in the amount of $83,335 during the six-month period ended June 30, 2000, as compared to distributions from two cellular investments totaling $294,689 during the six-month period ended June 30, 2001. Income from the Alpine investment increased $20,701, or 88.1%, during the six-month period ended June 30, 2001, when compared to the same six-month period in 2000. Other miscellaneous income increased $5,857 when comparing the six-month periods ended June 30, 2001, and June 30, 2000.

     Income taxes decreased $1,709,017 for the six-month period ended June 30, 2001, when compared to the same period in 2000. The decrease resulted primarily from Breda not having a $4,999,052 taxable gain on a cellular investment in the six-month period ended June 30, 2001, when compared to the same six-month period in 2000.

     Net income decreased $2,656,245, or 84.5%, for the six-month period ended June 30, 2001, when compared to the same period in 2000. The decrease was again primarily attributable to Breda not having a net after tax reportable gain on the sale of cellular investments in the six-month period ended June 30, 2001, when compared to the six-month period ended June 30, 2000.

     Liquidity and Capital Resources at Year Ended December 2000.

     Breda's net working capital was a positive $1,774,778 at December 31, 2000. The positive working capital at year-end 2000 was due mainly to three factors. Two of those factors were that cash and cash equivalents increased $693,236, and temporary investments increased $175,030 during the twelve-month period ended December 31, 2000. The third factor was that the current portion of long-term debt decreased by $490,112. These net working capital changes resulted primarily from the receipt of $5,226,034 in cash from the sale of the CIC stock in May 2000, and the subsequent payoff of the variable rate (8.05% - 8.4% at December 31, 2000) long term debt of $4,695,968 to the Rural Telephone Finance Cooperative on June 30, 2000, September 30, 2000, and October 16, 2000. Other expenses associated with the payoff of the Rural Telephone Finance Cooperative variable rate debt were interest costs of $54,289, and prepayment penalties of $17,262. Long term investments totaling $2,100,000 were liquidated and used for the payment of a portion of this long-term debt. The CIC stock sale proceeds were also used to make federal estimated tax payments of $2,435,069 during the year ended December 31, 2000.

     Long term investments decreased by $1,529,121. As noted previously, $2,100,000 in long term investments was redeemed to pay off variable rate debt owed to the Rural Telephone Finance Cooperative. The difference between the $2,100,000 and the $1,529,121 decrease in long-term investment resulted from additional long-term investments made by Breda.

     The long- term debt decrease of $4,508,940 is the result of scheduled quarterly principal payments being paid in 2000 as well as the payoff of long term debt as noted previously.

     Liquidity and Capital Resources at Six Months Ended June 30, 2001.

     Breda had an increase of $183,504 in current assets during the six-month period ended June 30, 2001, when compared to the year ended December 31, 2000. This resulted from an $215,112 increase in cash and cash equivalents which is being held for the anticipated redemption of additional shares of stock in Breda during the normal course of business. While temporary investments increased $219,075, inventories increased $61,310, and other current assets increased $104,077, those items were offset by a $201,261 decrease in accounts receivable and a $214,626 decrease in prepaid taxes.

     Noncurrent assets, which mainly consist of longer-term investments, decreased $14,498 during the six-months ended June 30, 2001, when compared to year-end December 31, 2000. On May 2, 2001, Breda entered into a contractual agreement through its subsidiary, Prairie Telephone Company, Inc., to advance $500,000 to Desktop Media, L.L.C. This transaction is shown as a Note Receivable for $440,000 for the six-month period ended June 30, 2001, and for which there is no corresponding entry for the six-month time period ended June 30, 2001. The remaining $60,000 is reported as a 10% equity interest in Desktop Media, L.L.C. and is included in other investments. A corresponding $193,982 decrease in long-term investments and a $314,692 decrease in other investments offset this Desktop Media, L.L.C. transaction. The remainder of the overall decrease in noncurrent assets was caused by the amortization of intangibles and an increase in deferred income taxes.

     Breda's net working capital was $2,090,819 at June 30, 2001, as compared to $1,774,778 at December 31, 2000. The $316,041 increase in working capital between the two time periods resulted mainly from the $125,702 decrease in accounts payable and the net increase in current assets as explained in a prior paragraph. The accounts payable decrease between the six months ended June 30, 2001 and the year ended December 31, 2000 resulted primarily because of a $116,794 plant under construction payable on December 31, 2000, which was paid before June 30, 2001.

     Common stock had a net increase of $514,951 during the six-month period ended June 30, 2001, when compared to the year ended December 31, 2000. This increase is the result of two items: the $23/share increase in outstanding shares value on May 16, 2001, and a decrease in the number of outstanding shares through redemption of stock by Breda, from 37,241 shares to 35,917 shares during the six-month period ended June 30, 2001. The decrease in the Retained Earnings during the time period ended June 30, 2001, when compared to year-end December 31, 2000, is the net effect of the restated share value transaction and the year-to-date net income as of June 30, 2001.

     Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000.

     There was an increase in total operating revenues for the three-month period ended June 30, 2001, when compared to the same period in 2000, of $28,460, or 1.9%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

     Local exchange carrier services revenue decreased $4,912, or .5%, for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous income. These revenue components are discussed below.

     Local  network  services   revenue   basically  stayed  the  same  for  the
     three-month period ended June 30, 2001, when compared to the same three-month period in 2000.

     Network access revenue increased $29,202, or 5%, when comparing the three-month period ended June 30, 2001, to the three-month period ended June 30, 2000. This increase was due to more lines generating ongoing SS7 connectivity revenues and also ongoing NECA pool revenues. Telemarketing revenues showed only a slight increase when comparing these two three-month time periods, so there was almost no affect on network access revenue for Breda.

     Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T and was virtually the same for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000.

     A component of local exchange carrier services revenue showing a decrease of $33,547, or 13.5%, was miscellaneous revenue, when comparing the three-month period ended June 30, 2001, with the three-month period ended June 30, 2000. The decrease in miscellaneous revenue was primarily the result of decreased cellular service commissions. Breda opened a retail outlet in its county seat in early April 2000, which has significantly expanded its market penetration in the cellular services arena. However, during the three-month period ended June 30, 2001, there was a 28% decrease in customer cellular service transactions when compared to the three-month period ended June 30, 2000. While this three-month period is normally the slowest sales period of the year for cellular service, Breda also attributes some of the sales decline to the overall economic slowdown in its service areas.

     Broadcast services revenue decreased $4,804, or 1.8%, when comparing the three-month period ended June 30, 2001, to the three-month period ended June 30, 2000. This decrease was directly attributable to a 5% decrease in the customer base when comparing the two three-month periods, and is attributable to competition from satellite dish providers and a declining population base in some of the rural areas served by Tele-Services, Ltd.

     There was an increase in Internet services for the three-month period ended June 30, 2001, when compared to the same period in 2000, of $36,184, or 22.5%. This increase was due to a 16% increase in the customer base when comparing the two three-month periods. There was also an increase in the associated expenditures to provide those services to the additional Internet customers, however, resulting in a less than positive impact on net operating revenue. Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by

     Breda. Breda is presently working on implementing re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services.

     Telemarketing services revenue is reported as other revenue and it increased $1,992, or 2.7%, when comparing the period ended June 30, 2001, to the same period in 2000. The increase is attributable to the slight rise in the volume of telemarketing calls made by Breda's subsidiary, Pacific Junction Telemarketing Center, Inc. Because of the volatility of number availability, Pacific Junction continues to seek supplemental programs to augment the telemarketing leads provided by Results Telemarketing, Inc.

     There was a decrease in total operating expenses of $103,836, or 7.5%, for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000. The three components encompassing operating expenses are: cost of services, depreciation and amortization, and selling, general and administrative expenditures.

     Cost of services expenses decreased $61,903, or 10.9%, for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000. The cost of services components, which are plant specific operations, plant non-specific operations, programming, and Internet costs, are explained below.

     There was a decrease of $80,800, or 20.4%, in plant specific operations expense when comparing the three-month period ended June 30, 2001, to the three-month period ended June 30, 2000. This decrease was directly attributable to decreased cellular operating expense for such items as inventory, personnel costs, and other expense to support the cellular operation. Breda experienced a 28% decrease in cellular sales transactions during the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000. There were less expenditures because of this sales contact decline and also because there were no expenditures associated with the opening of Breda's retail store in the three month-period ended June 30, 2001, like there were in the three-month period ended June 30, 2000.

     Plant nonspecific operating expense decreased $1,702, or 5.5%, for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000.

     There was an increase of $10,234, or 13.6%, in programming expense for cable TV services when comparing the three-month period ended June 30, 2001, with the three-month period ended June 30, 2000. The programming increase was the result of programming fee increases.

     Because of its growth, Internet revenue and expense are now reported as a separate segment. The cost of Internet services increased by $10,395, or 15.4%, for the three-month period ended June 30, 2001, when compared to the three-month time period ended June 30, 2000. This increase is directly attributable to the additional costs of providing Internet services to the increased customer base. These costs include additional rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers.

     Depreciation and amortization expense increased $6,044, or 2.2%, for the three-month period ended June 30, 2001, when compared to the same period in 2000. This increase reflects increased depreciation rates on depreciable equipment associated with new technology services, and the proportionate net overall depreciation of capital improvements made during the year 2000 as well as the first six months of 2001.

     Selling, general and administrative expenses decreased $47,977, or 8.9%, for the three-month period ended June 30, 2001, when compared to the same period in 2000. The customer operations component decreased $8,483, or 4.1%, when comparing these two three-month time periods, and mainly resulted from decreased phone service expenditures for telemarketing. Breda received a 13.0% increase in its health plan premiums for the year 2001. Corporate operations decreased $41,047, or 14%, during the three-month period ended June 30, 2001 when compared to the three-month period ended June 30, 2000. The decrease was not attributable to any one item but resulted mainly from a decrease in the costs of outside legal, accounting and consulting services. General taxes paid by Breda increased $1,553, or 4.5%, for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000, and resulted from increased tax rates levied by the taxing authorities in the various counties.

     The net result of the operating services revenue and operating expenses was an increase of $132,296, or 117.3%, in operating income for the three-month period ended June 30, 2001, when compared to the same three-month period a year ago.

     Other income (expense) decreased $4,813,931, or 97.4%, during the three-month period ended June 30, 2001, when compared to the same three-month period in 2000. There was no gain on the sale of a cellular investment during the three-month period ended June 30, 2001, to correspond with the $4,900,959 gain on the sale of a cellular investment during the three-month period ended June 30, 2000. Interest and dividend income decreased $23,602, or 27.2%, for the three-month period ended June 30, 2001 when compared to the three-month period ended June 30, 2000. Interest expense also decreased $93,732, or 70.6%, when comparing the same three-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense actually increased other income. Both the decrease in interest and dividend income and the decrease in interest expense were the result of

     Breda, Prairie Telephone Company, Inc. and Tele-Services, Ltd. paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of this $4,999,052 debt which resulted in less investment revenue being generated as well as less interest expense being incurred for the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000.

     Income from cellular investments increased $16,667, or 20%, during the three-month period ended June 30, 2001, when compared to the same three-month period in 2000. Other miscellaneous income decreased $2,577 when comparing the three-month periods ended June 30, 2001, and June 30, 2000.

     Income taxes decreased $1,843,712 for the three-month period ended June 30, 2001, when compared to the same period in 2000. The decrease resulted primarily from Breda not having a $4,999,052 taxable gain on a cellular investment in the three-month period ended June 30, 2001, when compared to the same three-month period in 2000.

     Net income decreased $2,837,923, or 92.6%, for the three-month period ended June 30, 2001, when compared to the same period in 2000. The decrease was again primarily attributable to Breda not having a net after tax reportable gain on the sale of cellular investments in the three-month period ended June 30, 2001, when compared to the three-month period ended June 30, 2000.

     Other Activities.

     Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers better service. Capital expenditures for 2000 were approximately $726,922, and are currently expected to be approximately $777,151 in 2001.

     Breda does anticipate that substantial expenditures will need to be made for software upgrades that will become necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. These modifications were originally scheduled to be completed by October 25, 1998, but in accord with an extension granted by the FCC, were generally to be completed by June 30, 2001. Industry associations have requested that the FCC extend the June 30, 2001 preliminary extension deadline for wireline carrier compliance with CALEA until September 30, 2001. For the wireline, cellular, and broadband personal communications services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities was scheduled to be completed by September 30, 2001. Industry associations, on behalf of their members, have requested a blanket extension from the FCC of the CALEA (punchlist) compliance deadline of September 30, 2001, but to date no extension has been granted. The industry associations are arguing that because the FBI has not yet completed buy-out agreements with all manufacturers to pay for CALEA capability software and because the FCC has not begun any proceedings relating to the four-punchlist capabilities recently vacated and remanded by the D.C. Court of Appeals, most carriers will be unable to comply with the September 30, 2001 deadline. If the FCC granted the extension, it is estimated that the extension would be for a one-year period. Breda is currently seeking estimates for the cost to upgrade Breda's, Prairie Telephone's and Westside Independent's software as necessary to become compliant with the Act, but, as indicated, Breda anticipates substantial expenditures will be necessary, and that those expenditures may be as much as approximately $200,000.

     As of June 30, 2001, Breda had approximately $2,099,116 outstanding on its one loan with the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998, at 7.35%. The loan has a fifteen-year term that matures in September, 2013. Breda and Prairie Telephone also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire on December 1, 2005 and November 30, 2005. No amounts were outstanding under either of those lines of credit on June 30, 2001.

     Breda is continuing to evaluate the access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers which was submitted to the FCC by the Multi-Association Group ("MAG") in October of 2000. Non-price cap, incumbent local exchange carriers include most of the small and mid-sized local exchange carriers that serve rural and insular areas in the U.S., such as Breda, Prairie Telephone and Westside Independent. While the plan originally was to take effect on July 1, 2001, the FCC has not approved or ruled on the MAG plan. Typically access rate charge reforms are implemented in the January or July months of the calendar year. The post-presidential election FCC has stated it will rule expeditiously on these charge reforms, but there is no past experience with this FCC to estimate a ruling date. Breda believes that the plan could have a negative impact on revenues. The plan is discussed in Breda's annual report on Form 10-KSB for the year ended December 31, 2000.

     In order for Breda, Prairie Telephone and Westside Independent to receive universal service funds in the year 2002, the FCC needs to receive certification by October 1, 2001, from the Iowa Utilities Board (IUB) that Breda, Prairie Telephone and Westside Independent are eligible telecommunication carriers, and that they are using their funds in accordance with the Telecommunications Act of 1996, Section 254(e). While compliance with these deadlines should pose no problems, if for any reason there were denial of universal service funding because of the failure to meet these deadlines, it would have a significant negative impact on Breda. Breda estimates the monetary impact for noncompliance would be the reduction in universal service revenue of approximately $400,000.

     New NECA rates relating to interstate access went into effect on July 1, 2001. There were not, however, any material rate changes for Breda, Prairie Telephone or Westside Independent arising from those new NECA rates.

     Breda has an agency agreement with U.S. Cellular, which allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. U.S. Cellular had notified Breda that the agreement would be terminated effective May 31, 2001. U.S. Cellular had proposed a new agreement, but Breda had serious concerns about that agreement, including the fact that the new agreement would pay lower commissions to Breda. Breda has subsequently received a letter from U.S. Cellular stating that Breda's current contract with U.S. Cellular would be extended to September 1, 2001, to allow the parties to attempt to reach an agreement on the open issues. While Breda is attempting to negotiate a more favorable agreement, there is no assurance Breda will be successful in its negotiations. If Breda is unsuccessful, the new agreement will have a negative impact on Breda's cellular commissions revenue.

     Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will ever arise or that any such opportunities will fit into Breda's strategic plan or will otherwise be able to be realized by Breda.

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

     There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services, Ltd. is, however, continuing to work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case. It is hoped that this consolidation will reduce Tele-Services, Ltd.'s maintenance costs for that equipment. Tele-Services, Ltd. also anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses. The costs of those upgrades in 2001, and of any head-end consolidations, are estimated to be less than $100,000.

     During the month of July 2001, Breda and its subsidiaries which are offering Internet services converted feasible service areas to a Virtual
     Internet Service Product. This conversion allows Breda to brand its Internet services as its own even though the underlying service provider has not changed. The conversion may also allow Breda to address other options that could result in future cost savings to Breda, which could help Breda compete more effectively in the Internet service market. Breda is also currently reviewing engineering options as well as options with affiliated companies to attempt to take advantage of additional cost savings in providing the Internet service.

     Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems. For example, Breda will be upgrading its financial system software in the third quarter of 2001, and will be converting the billing and financial software utilized by Westside Independent Telephone Company in either the first or second quarter of 2002. The cost of those upgrades and conversions will not, however, be material to Breda.

     On May 2, 2001, a new company called Desktop Media, L.L.C. was formed by a corporation named Desktop Media, Prairie Telephone Company, Inc. and two other telephone companies. Desktop Media, L.L.C. is a Minnesota limited liability company. Under agreements signed in conjunction with the formation of Desktop Media, L.L.C., Prairie Telephone Company, Inc. has become a 10% equity owner of Desktop Media, L.L.C.

     Desktop Media, L.L.C. provides both dial-up and high-speed Internet access in south central Minnesota. Desktop Media, L.L.C. is a full-scale Internet Service Provider, which also sells computer hardware and related services. Desktop Media, L.L.C. has filed applications to provide traditional telephone services as a competitive local exchange carrier. The overall business plan is based upon Desktop Media L.L.C. providing data local exchange carrier services. Desktop Media, L.L.C. will contract to provide Internet Service Provider support services to Prairie Telephone Company, Inc. and the other two telephone companies which have invested in Desktop Media, L.L.C.

     Under the agreements, Prairie Telephone Company, Inc. has advanced Desktop Media, L.L.C. $500,000 under a promissory note dated May 2, 2001. No interest or principal payments are required during the first year of the promissory note. In the second year of the promissory note, Desktop Media, L.L.C. will be required to pay interest only, which will include all interest deferred during the first year and interest accruing during the second year. On the first day of the 25th month following May 2, 2001, a principal payment of $12,000 plus interest will be due by Desktop Media, L.L.C. with a similar installment payment due on the first day of each month thereafter until the entire principal and interest accruing under the promissory note has been paid in full. Desktop Media, L.L.C. has the option of prepaying all or any part of the principal balance, or accrued interest, at any time without penalty.

     The promissory note has been guaranteed by the manager of Desktop Media, L.L.C. The manager of Desktop Media, L.L.C. has also guaranteed the loans made by the other two telephone companies who have invested in Desktop Media, L.L.C. There is also a management agreement between the manager and Desktop Media, L.L.C.

     There is no assurance that Desktop Media, L.L.C. will perform according to its business plan, and there is therefore no assurance that Prairie Telephone Company, Inc. will ever receive any debt repayments or returns or other value from its investment in Desktop Media, L.L.C. As discussed above in this quarterly report, one of the intended purposes of Prairie Telephone Company, Inc.'s relationship with Desktop Media, L.L.C. is to try to lower Breda's and its subsidiaries' costs of providing Internet services in order to allow Breda to compete at a lower price point for Internet services.

     Breda is continuing to negotiate new employment agreements with Robert Boeckman and Jane Morlok. No break in service is anticipated for either Mr. Boeckman or Ms. Morlok.

     Breda believes that its present cash position along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

     Breda has filed an application to register the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office. Breda was notified in late February 2001, that the Patent Office had found no conflicting marks in its records regarding the mark. Based on legal review of this information, Breda determined that this information indicated a higher level of assurance and that there would be minimal risk in using the mark even though Breda has not received final notification of registration from the United States Patent and Trademark Office. During second quarter
     2001, Breda utilized the mark and some related logos in the general advertising and promotion of its business, including on trucks and other equipment. Breda also implemented an advertising campaign to create awareness of the mark and to promote its general business and services. Breda hopes to use the mark and logos to create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and to increase awareness of those products and services. Breda has not effected any change in the scope or nature of its or any of its subsidiaries' business in connection with the adoption and use of the mark and logos.

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

     Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

          o the possible adverse effects to Breda and its subsidiaries which may arise under the regulations which are still to be promulgated under the Telecommunications Act of 1996, including increased competition;

          o adverse changes by the Federal Communications Commission or other regulatory authorities to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers;

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

Item 2. Changes in Securities.

     No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of April 1, 2001 through June 30, 2001.

     Breda did not issue any shares of its common stock during the period of April 1, 2001 through June 30, 2001.

Item 3. Defaults Upon Senior Securities.

     There has been no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the shareholders of Breda was held on May 16, 2001. The only matters voted upon by the shareholders at the annual meeting were the election of two directors for Breda and the ratification of the appointment of Breda's auditors for the year 2001.

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

     The terms of two of Breda's directors expired at the 2001 annual meeting of the shareholders of Breda. The directors whose terms expired at the annual meeting were Scott Bailey and Larry Daniel.

     There were three nominees for the two director positions to be filled at the 2001 annual meeting of the shareholders. The nominees were the following individuals:

          Rick Anthofer
          Larry Daniel
          Charles Thatcher

     Scott Bailey determined not to pursue re-election as a director.

     Larry Daniel and Charles Thatcher were elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2004.

     The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the three nominees for election as a director of Breda was as follows:

                                     Against                          Broker
      Name                 For     or Withheld         Abstentions    Non-Votes
      ----                 ---     -----------         -----------    ---------
      Rick Anthofer        177          ---                ---           ---
      Larry Daniel         202          ---                ---           ---
      Charles Thatcher     183          ---                ---           ---

     The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

                Dean Schettler                              John Wenck
                Roger Nieland                               Dave Grabner
                Clifford Neumayer

     The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2001. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

      For        Against or Withheld        Abstentions         Broker Non-Votes
      ---        -------------------        -----------         ----------------
      185                 26                      88                     ---

Item 5. Other Information.

     During the quarter ended March 31, 2001, Breda redeemed 212 shares of its common stock from one shareholder at $235 per share for a total amount of $49,820.

     During the quarter ended June 30, 2001, Breda redeemed 8 shares of its common stock from one shareholder at $235 per share for a total amount of $1,880. Also during the quarter ended June 30, 2001, Breda redeemed 1,104 shares from five shareholders at $258 per share for a total amount of $284,832.

     Breda's board of directors determines the redemption price that will be paid by Breda if Breda elects to redeem a shareholder's shares in any of the circumstances in which Breda has the right to purchase those shares. The board of directors has historically established the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination in March or April of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting. The board of directors followed those historical practices and announced a new redemption price of $258 per share at the May 16, 2001 annual meeting of the shareholders. The board of directors has, however, departed from the above described historical practices from time to time in the past, and the board of directors may determine to depart from those historical practices from time to time again in the future.

Item 6. Exhibits and Reports on Form 8-K.

          (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

          (b) Breda did not file any reports on Form 8-K during the period of April 1, 2001 through June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BREDA TELEPHONE CORP.



Date:    August 13, 2001.                    By: /s/ Dean Schettler
                                                 -------------------------------
                                                 Dean Schettler, President



Date:   August 13, 2001.                     By:/s/   David Grabner
                                                --------------------------------
                                                David Grabner, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended June 30, 2001
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                    Page
----------------------                                                    Number
                                                                          ------
2.   Plan of Acquisition, Disposition,
     Reorganization, Arrangement,
     Liquidation or Succession

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

     (e) Stock Purchase Agreement dated March 29, 2000, by and among AirTouch Iowa, LLC, Central Iowa Cellular, Inc., Prairie Telephone Company, Inc., Panora Tele- communications, Inc., Walnut Creek Communications, Inc.,

          Minburn Telephone Company, and Interstate Enterprises, Ltd. (Filed as Exhibit 2.1 to Breda's Form 8-K dated March 29,2000 and filed April 12, 2000, and incorporated herein by this reference.)

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