Form 10QSB
period 2001-09-30
BREDA TELEPHONE CORP
filed 2001-11-13
CIK 1084448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ______________________ to ______________________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,473 shares of common stock, no par value, at September 30, 2001.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.


                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 For the Periods
                        Ended September 30, 2001 and 2000
                      and the Year Ended December 31, 2000

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
                                                        2001           2000
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 1,130,417    $ 1,104,577
  Temporary investments                                  586,572        269,840
  Accounts receivable                                    613,102        703,468
  Interest receivable                                     69,888         50,800
  Prepaid income taxes                                   177,663        336,465
  Inventories                                            121,857         92,058
  Other                                                  199,306          5,383
                                                     -----------    -----------
                                                       2,898,805      2,562,591
                                                     -----------    -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                2,704,551      2,888,500
  Other investments                                    2,551,415      2,806,107
  Intangibles, net of accumulated amortization         1,040,642      1,107,625
  Note receivable                                        446,576             --
  Deferred income taxes                                  131,696        113,595
                                                     -----------    -----------
                                                       6,874,880      6,915,827
                                                     -----------    -----------

PROPERTY AND EQUIPMENT                                 5,697,758      6,176,434
                                                     -----------    -----------

     TOTAL ASSETS                                    $15,471,443    $15,654,852
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 30,  December 31,
                                                                2001          2000
                                                             (Unaudited)    (Audited)
                                                             -----------   -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                          $   118,300   $   118,300
  Accounts payable                                               201,964       364,232
  Accrued taxes                                                   95,459       134,611
  Other                                                          202,513       170,670
                                                             -----------   -----------
                                                                 618,236       787,813
                                                             -----------   -----------

LONG-TERM DEBT, less current portion                           1,951,001     2,038,990
                                                             -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
    35,473 and 37,241 shares issued and outstanding
    at $258 and $235 stated value, respectively                9,152,034     8,751,635
Retained earnings                                              3,750,172     4,076,414
                                                             -----------   -----------
                                                              12,902,206    12,828,049
                                                             -----------   -----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $15,471,443   $15,654,852
                                                             ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2001 and 2000


                                       For the Three Months Ended    For the Nine Months Ended
                                          2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------
OPERATING REVENUES                     $ 1,495,995    $ 1,568,476    $ 4,582,438    $ 4,420,282
                                       -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Cost of services                         604,381        556,122      1,710,489      1,639,330
  Depreciation and amortization            282,848        285,476        837,483        815,160
  Selling, general and administration      477,315        444,987      1,502,970      1,438,031
                                       -----------    -----------    -----------    -----------
                                         1,364,544      1,286,585      4,050,942      3,892,521
                                       -----------    -----------    -----------    -----------

OPERATING INCOME                           131,451        281,891        531,496        527,761
                                       -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income              68,234        105,618        182,491        263,956
  Loss on sale of investments                   --           (375)            --         (3,183)
  Gain on sale of cellular investment           --        117,755             --      5,018,714
  Interest expense                         (38,572)      (118,166)      (117,322)      (381,799)
  Income from cellular investments          50,000        349,440        344,689        432,775
  Income from Alpine investment                 --             --         44,209         23,508
  Other, net                                (1,274)        (1,520)         8,705          2,602
                                       -----------    -----------    -----------    -----------
                                            78,388        452,752        462,772      5,356,573
                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                 209,839        734,643        994,268      5,884,334
                                       -----------    -----------    -----------    -----------

INCOME TAXES                                62,148        319,974        357,940      2,324,783
                                       -----------    -----------    -----------    -----------

NET INCOME                             $   147,691    $   414,669    $   636,328    $ 3,559,551
                                       ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE            $      4.15    $     11.09    $     17.48    $     94.69
                                       ===========    ===========    ===========    ===========

DIVIDENDS PER COMMON SHARE             $        --    $        --    $      3.00    $      3.00
                                       ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common Stock                            Retained
                                                  Shares              Amount            Earnings             Total
                                             ----------------    ----------------   ----------------   -----------------
Balance at December 31, 1999                           37,682         $ 5,614,618        $ 3,440,131         $ 9,054,749

  Comprehensive Income:
    Net income                                                                             3,989,981           3,989,981

  Dividends paid                                                                            (113,046)           (113,046)

  Common stock redeemed, net                             (441)           (103,635)                              (103,635)

  Stated value stock adjustment                                         3,240,652         (3,240,652)
                                             ----------------    ----------------   ----------------   -----------------

Balance at December 31, 2000                           37,241           8,751,635          4,076,414          12,828,049

  Comprehensive Income:
    Net income                                                                               636,328             636,328

Dividends paid                                                                              (111,087)           (111,087)

   Common stock redeemed, net                          (1,768)           (451,084)                              (451,084)

Stated value stock adjustment                                             851,483           (851,483)
                                             ----------------    ----------------   ----------------   -----------------

Balance at September 30, 2001                          35,473         $ 9,152,034        $ 3,750,172        $ 12,902,206
                                             ================    ================   ================   =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000


                                                              2001           2000
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $   636,328    $ 3,559,551
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                             837,483        815,160
     Amortization of investment tax credits                     (7,327)        (7,327)
     Deferred income taxes                                     (10,774)        37,691
     Note receivable discount                                   (6,576)            --
     Gain on sale of cellular investment                            --     (5,018,714)
     Changes in operating assets and liabilities:
          (Increase) decrease in assets                          6,358        398,394
          Increase (decrease) in liabilities                  (169,577)       108,569
                                                           -----------    -----------
     Net cash provided by (used in) operating activities     1,285,915       (106,676)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (299,937)      (562,485)
  Cost of removing plant, net of salvage                         8,113             --
  Purchase of investments                                     (281,095)      (287,201)
  Proceeds from the sale of investments                        148,312        140,442
  Issuance of note receivable                                 (440,000)            --
  Purchase of other investments                                (60,000)            --
  Sale in other investments                                    314,692         41,357
  Proceeds from sale of cellular investment                         --      5,226,034
                                                           -----------    -----------
     Net cash provided by (used in) investing activities      (609,915)     4,558,147
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (111,087)      (113,046)
  Common stock redeemed                                       (451,084)      (103,165)
  Repayment of long-term debt                                  (87,989)    (2,839,019)
                                                           -----------    -----------
     Net cash used in financing activities                    (650,160)    (3,055,230)
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       25,840      1,396,241
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,104,577        411,341
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,130,417    $ 1,807,582
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                              $   117,322    $   381,799
     Income taxes                                          $   217,241    $ 1,700,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months and nine months ended September 30, 2001 and 2000.

          Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for any interim period are not necessarily indicative of the operating results of the entire year.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  OPERATING SEGMENTS, (Continued)

                                               Local                    Internet
                                              Exchange                  Service
                                              Carrier    Broadcast      Provider       Other         Total
                                            ----------   ----------    ----------    ----------    ----------
     Nine months ended September 30, 2001

     Revenues and sales
          External customers                $3,087,569   $  763,424    $  566,232    $  165,213    $4,582,438
          Intersegment                              --           --            --            --            --
     Segment profit (loss)                     762,624      (75,459)      (32,403)      (18,434)      636,328

     Nine months ended September 30, 2000

     Revenues and sales
          External customers                $2,949,937   $  793,515    $  471,422    $  205,408    $4,420,282
          Intersegment                              --           --            --            --            --
     Segment profit (loss)                   3,694,044      (83,866)      (18,462)      (32,165)    3,559,551

                                               Local                    Internet
                                              Exchange                  Service
                                              Carrier    Broadcast      Provider       Other         Total
                                            ----------   ----------    ----------    ----------    ----------
     Three months ended September 30, 2001

     Revenues and sales
          External customers                $1,052,736   $  254,047    $  180,355    $    8,857    $1,495,995
          Intersegment                              --           --            --            --            --
     Segment profit (loss)                     206,953      (24,266)      (20,570)      (14,426)      147,691

     Three months ended September 30, 2000

     Revenues and sales
          External customers                $1,057,471   $  266,666    $  166,299    $   78,040    $1,568,476
          Intersegment                              --           --            --            --            --
     Segment profit (loss)                     434,750      (18,638)          175        (1,618)      414,669

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   OPERATING SEGMENTS, (Continued)

                                            Three months ended             Nine months ended
        Reconciliation of Segment              September 30,                  September 30,
          Information                       2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
     REVENUES:
          Total revenues and sales for
            reportable segments          $ 1,487,138    $ 1,490,436    $ 4,417,225    $ 4,214,874
          Other revenues                       8,857         78,040        165,213        205,408
          Elimination of intersegment
            revenues                              --             --             --             --
                                         -----------    -----------    -----------    -----------
              Consolidated Revenues      $ 1,495,995    $ 1,568,476    $ 4,582,438    $ 4,420,282
                                         ===========    ===========    ===========    ===========

     PROFIT:
          Total profit for reportable
            segments                     $   162,117    $   416,287    $   654,762    $ 3,591,716
          Other profit (loss)                (14,426)        (1,618)       (18,434)       (32,165)
          Non-operating segment                   --             --             --             --
          Minority interest                       --             --             --             --
                                         -----------    -----------    -----------    -----------
              Net Income                 $   147,691    $   414,669    $   636,328    $ 3,559,551
                                         ===========    ===========    ===========    ===========

NOTE 3.   NET INCOME PER COMMON SHARE

          Net income per common share for the three and nine month periods ended September 30, 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months and nine months ended September 30, 2001 and 2000 were 35,549 and 36,410, and 37,408 and 37,591, respectively.

NOTE 4.   STATED VALUE STOCK ADJUSTMENT

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   INTANGIBLES

          In 2001, the Financial Accounting Standards Board Issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

          The nonamortization provisions of the Statement will not impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles acquired subsequent to June 30, 2001 will not be amortized. Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase income before income taxes by approximately $89,000 per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on net income and the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

         There was an increase in total operating revenues for the nine-month period ended September 30, 2001, when compared to the same period in 2000, of $162,156, or 3.7%. The segments making up total operating revenue are local exchange carrier services, broadcast services, Internet services and other services revenue.

         Local exchange carrier services revenue increased $135,998, or 4.6%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The components making up local exchange carrier services revenue are local network services, network access services, billing and collection services and miscellaneous revenue. Those four components are discussed in the following four paragraphs.

         Local network services revenue increased $11,539, or 2.7%, for the nine-month period ended September 30, 2001, when compared to the same nine-month period in 2000. The increase resulted from a small increase in the overall custom calling feature revenues and a small increase in the number of local service subscribers.

         Network access services revenue increased $85,106, or 4.7%, when comparing the nine-month period ended September 30, 2001, to the nine-month period ended September 30, 2000. The increase was due to more lines generating ongoing SS7 connectivity revenues and to ongoing NECA pool settlement revenues.

         Billing and collection services revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $15,562, or 23.7%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The decrease is attributable to the fact that other carriers, such as AT&T, are performing more of their own billing and collection services.

         Miscellaneous revenue increased $54,915, or 8.5%, for the nine-month period ended September 30, 2001, when compared with the nine-month period ended September 30, 2000. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions and cellular accessories revenue. Breda opened a retail outlet in Carroll, Iowa in early April 2000, which has significantly expanded its market penetration in the cellular services arena. There was no comparable revenue stream from the retail store for the first three months of the nine-month period ended September 30, 2000.

         Broadcast services revenue decreased $28,457, or 3.6%, when comparing the nine-month period ended September 30, 2001, to the nine-month period ended September 30, 2000. The decrease was attributable to a 5.4% decrease in the customer base when comparing the two nine-month periods. The decrease in the customer base resulted from competition from satellite dish providers and a declining population base in the small rural communities served by Tele-Services, Ltd.

         There was an increase in Internet services for the nine-month period ended September 30, 2001, when compared to the same period in 2000, of $94,810, or 20.1%. The increase was due to an 11.2% increase in the customer base when comparing the two nine-month periods. There was also a 35.5% increase in the associated expenditures to provide those services to the additional Internet customers, however, resulting in a less than positive impact on operating income. Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. Breda reduced its pricing of Internet services, and bundled Internet services with its long distance services, in August of 2001 in order to attempt to compete at a lower price point for Internet services. In October 2001, Breda switched to a new underlying Internet service provider and help desk provider in order to attempt to further reduce costs. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow. There is not, however, any assurance that Breda's Internet operations will continue to grow in the future.

         Telemarketing services revenue is reported as a component of other services revenue, and is generated by Prairie Telephone Co., Inc.'s subsidiary, Pacific Junction Telemarketing, Inc. Telemarketing services revenue decreased $40,195, or 19.6%, when comparing the nine-month period ended September 30, 2001, to the same period in 2000. The decrease is attributable to the fact that on July 26, 2001, Pacific Junction's telemarketing call number supplier notified Pacific Junction that it no longer had numbers to provide to Pacific Junction. Breda and Pacific Junction have not been able to locate new sources of telemarketing calling numbers, so Pacific Junction's telemarketing call center has not been operational since July 26, 2001. Breda has determined that it is very unlikely that Pacific Junction's telemarketing center will ever be reopened. The closing of Pacific Junction's telemarketing center also had the effect of lowering Breda's network access services revenue because the telemarketing calls made by Pacific Junction were a source of access revenue for Breda.

         There was an increase in total operating expenses of $158,421, or 4.1%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The components making up operating expenses are cost of services, depreciation and amortization, and selling, general and administration expenditures. Those components are discussed in the following paragraphs.

         Cost  of  services  expenses  increased  $71,159,   or  4.3%,  for  the
         nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The components making up cost of services are plant specific operations, plant non-specific operations, programming, and Internet costs, and those components are discussed in the following four paragraphs.

         There was a decrease of $30,088, or 2.6%, in plant specific operations expense when comparing the nine-month period ended September 30, 2001, to the nine-month period ended September 30, 2000. The decrease was primarily attributable to decreased cellular operating expense for such items as inventory, personnel costs, and other expense which had been generated in the nine-month period ended September 30, 2000 for the start-up of Breda's retail outlet. Repairs for central office equipment also decreased for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000.

         Plant nonspecific operations expense increased $12,726, or 16.9%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The increase is mainly accounted for by rate and volume increases in utilities and postage.

         There was an increase of $22,252, or 9.8%, in programming expense for cable TV services when comparing the nine-month period ended September 30, 2001, with the nine-month period ended September 30, 2000. The increase resulted from increases in programming fees.

         Internet costs increased by $66,269, or 35.5%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The increase is attributable to the additional costs of providing Internet services to the increased customer base. The additional costs include additional rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers. As noted previously, in October of 2001, Breda changed its underlying Internet service provider in order to attempt to reduce its costs to provide Internet service.

         Depreciation and amortization expense increased $22,323, or 2.7%, for the nine-month period ended September 30, 2001, when compared to the same period in 2000. The increase reflects increased depreciation rates on depreciable equipment associated with new technology services, and the proportionate net overall depreciation of capital improvements made during the year 2000. Boring equipment, vehicles, and underground plant/sonnet ring were also purchased and put into operation during the nine-month period ended September 30, 2001, which increased the depreciation expense.

         Selling, general and administration expenses increased $64,939, or 4.5%, for the nine-month period ended September 30, 2001, when compared to the same period in 2000. The customer operations component increased $12,559, or 2.2%, when comparing these two nine-month time periods, and mainly resulted from increased labor and benefit costs. A new supervisory position was also added to the customer operations department in August of 2001. Breda also received a 13.0% increase in its health plan premiums for the year 2001. The corporate operations component increased $68,982, or 9.4%, during the nine-month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000. The increase was not attributable to any one particular item, but rather included wage and benefit increases, management bonuses, consulting services for special projects and acquisition opportunities, continued SEC filing expenditures, advertising and promotions for the new mark and logo adopted by Breda, and increased expenditures for national meetings and educational seminars attended by board members and management. General taxes paid by Breda decreased $16,602, or 13.8%, for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

         The net result of the operating services revenue and operating expenses was an increase of $3,735, or 0.7%, in operating income for the nine-month period ended September 30, 2001, when compared to the same nine-month period in 2000.

         Other income (expense) decreased $4,893,801, or 91.4%, during the nine-month period ended September 30, 2001, when compared to the same nine-month period in 2000. The decrease is attributable to the fact that there was no transaction during the nine-month period ended September 30, 2001, to correspond to the $5,018,714 gain which arose from the sale of a cellular investment during the nine-month period ended September 30, 2000. Interest and dividend income decreased $81,465, or 30.9%, for the nine-month period ended September 30, 2001 when compared to the nine-month period ended September 30, 2000. Interest expense also decreased by $264,477, or 69.3%, when comparing those two nine-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense actually increased other income. Both the decrease in interest and dividend income and the decrease in interest expense resulted from Breda, Prairie Telephone Co., Inc. and Tele-Services, Ltd. paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of the $4,999,052 debt, which resulted in less interest and dividend revenue being generated for the nine-month period ended September 30, 2001, when compared to the nine-month period ended September 30, 2000. The $4,999,052 reduction in variable rate long-term debt also had the effect of reducing Breda's interest expense by a significant amount.

         Income from cellular investments decreased $88,086, or 20.4%, during the nine-month period ended September 30, 2001, when compared to the same nine-month period in 2000. The decrease is attributable to the fact that three cellular investment distributions totaling $432,774 were received during the nine-month period ended September 30, 2000, while only two cellular investment distributions totaling $344,689 were received during the nine-month period ended September 30, 2001. Income from the Alpine investment increased $20,701, or 88.1%, during the nine-month period ended September 30, 2001, when compared to the same nine-month period in 2000. Other miscellaneous income increased $6,103 when comparing the nine-month periods ended September 30, 2001, and September 30, 2000.

         Income taxes decreased $1,966,843 for the nine-month period ended September 30, 2001, when compared to the same period in 2000. The decrease resulted primarily from the fact that there was no transaction during the nine-month period ended September 30, 2001 to correspond to the $5,018,714 taxable gain on the sale of a cellular investment that occurred during the nine-month period ended September 30, 2000.

         Net income decreased $2,923,223, or 82.1%, for the nine-month period ended September 30, 2001, when compared to the same period in 2000. The decrease was again primarily attributable to Breda not having a net after tax reportable gain on the sale of cellular investments in the nine-month period ended September 30, 2001, as Breda had in the nine-month period ended September 30, 2000.

         Liquidity and Capital Resources at Year Ended December 2000.

         Breda's net working capital was a positive $1,774,778 at December 31, 2000. The positive working capital at year-end 2000 was due mainly to three factors. Two of those factors were that cash and cash equivalents increased $693,236, and temporary investments increased $175,030 during the twelve-month period ended December 31, 2000. The third factor was that the current portion of long-term debt decreased by $490,112. These net working capital changes resulted primarily from the receipt of $5,226,034 in cash from the sale by Prairie Telephone Co., Inc. of a cellular investment (the CIC stock) in May 2000, and the subsequent payoff of the variable rate (8.05% - 8.4% at December 31, 2000) long term debt of $4,695,968 to the Rural Telephone Finance Cooperative by payments made on June 30, 2000, September 30, 2000, and October 16, 2000. Other expenses associated with the payoff of the Rural Telephone Finance Cooperative variable rate debt were interest costs of $54,289, and prepayment penalties of $17,262. Long term investments totaling $2,100,000 were liquidated and used for the payment of a portion of this long-term debt. The CIC stock sale proceeds were also used to make federal estimated tax payments of $2,435,069 during the year ended December 31, 2000.

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

         Liquidity  and Capital  Resources  at Nine Months Ended  September  30,
         2001.

         Breda had an increase of $336,214 in current assets during the nine-month period ended September 30, 2001, when compared to the year ended December 31, 2000. The increase resulted from a $25,840 increase in cash and cash equivalents, and a $316,732 increase in temporary investments, which are being held for the anticipated redemption of additional shares of stock in Breda during the normal course of business. While inventories increased $29,799, and other current assets increased $193,923, those items were offset by a $90,366 decrease in accounts receivable and a $158,802 decrease in prepaid income taxes. The increase in other current assets of $193,923 reflects the prepayment of quarterly employee benefit premiums and a $100,000 deposit which was being held as earnest money on a bid to purchase two independent telephone exchanges. Breda was notified on November 7, 2001, however, that Breda was not the successful bidder for either of those two telephone exchanges. The decrease in accounts receivable is attributable to the receipt of National Exchange Carrier Association reimbursements. The $158,802 decrease in prepaid income taxes is attributable to the reduced estimated taxable income for calendar year 2001 because there was no transaction during the nine-month period ended September 30, 2001, to correspond to the $5,018,714 gain on the sale of a cellular investment during the nine-month period ended September 30, 2000.

         Noncurrent assets, which mainly consist of longer-term investments, decreased $40,947 during the nine-month period ended September 30, 2001, when compared to year-end December 31, 2000. On May 2, 2001, Prairie Telephone Co., Inc., one of Breda's subsidiaries, advanced $500,000 to Desktop Media, L.L.C. This transaction is shown as a Note Receivable for $446,576 at September 30, 2001, and for which there is no corresponding amount at September 30, 2000. The remaining $53,424 is reported as a 10% equity interest in Desktop Media, L.L.C. and is included in other investments. A corresponding $183,949 decrease in long-term investments and a $254,692 decrease in other investments offset the Desktop Media, L.L.C. transaction. The remainder of the overall decrease in noncurrent assets was caused by the amortization of intangibles and an increase in deferred income taxes.

         Breda's net working capital was $2,280,569 at September 30, 2001, as compared to $1,774,778 at December 31, 2000. The $505,791 increase in working capital between the two time periods resulted mainly from the $162,268 decrease in accounts payable and the net increase in current assets as explained in the preceding paragraph. The accounts payable decrease between the nine-month period ended September 30, 2001 and the year ended December 31, 2000 resulted primarily because of a $116,794 plant under construction payable on December 31, 2000, which was paid before September 30, 2001, and the $31,070 reduction in the amount due to the National Exchange Carrier Association because of payments made during the nine months ended September 30, 2001.

         Common stock had a net increase of $400,399 during the nine-month period ended September 30, 2001, when compared to the year ended December 31, 2000. The increase resulted primarily from two items, those being the $23 per share increase in outstanding shares value on May 16, 2001, and a decrease in the number of outstanding shares through redemption of stock by Breda from 37,241 shares at year end December 2000 to 35,473 shares during the nine-month period ended September 30, 2001. The decrease in the Retained Earnings during the nine-month period ended September 30, 2001, when compared to year-end December 31, 2000, is the net effect of the stated value stock adjustment of $851,483, the dividends paid of $111,087, and the year-to-date net income as of September 30, 2001.

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

         There was a decrease in total operating revenues for the three-month period ended September 30, 2001, when compared to the same period in 2000, of $72,481, or 4.6%. The segments making up total operating revenue are local exchange carrier services, broadcast services, Internet services and other services revenue.

         Local exchange carrier services revenue decreased $6,369, or 0.6%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000. The components making up local exchange carrier services revenue are local network services, network access services, billing and collection services and miscellaneous revenue. Those four components are discussed in the following four paragraphs.

         Local  network  services  revenue   increased  $3,605,  or  2.5%,  when
         comparing the three-month period ended September 30, 2001, to the three-month period ended September 30, 2000.

         Network access services revenue decreased $12,016, or 1.8%, when comparing the three-month period ended September 30, 2001, to the three-month period ended September 30, 2000. The decrease was attributable to no access revenue being generated from calls made by Pacific Junction Telemarketing, Inc.'s telemarketing center after July 26, 2001. As noted previously, Pacific Junction, a subsidiary of Prairie Telephone Co., Inc., was notified by Pacific Junction's telemarketing call number provider that it would no longer be able to supply calling numbers to Pacific Junction after July 26, 2001.

         Billing and collection services revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $5,455, or 24.1%, for the three-month period ended September 30, 2001, when compared to the three-month period ended

         September 30, 2000. The decrease was caused by major carriers, such as AT&T, continuing to perform more of their own billing and collection functions.

         Miscellaneous revenue increased $7,497, or 3.4%, for the three-month period ended September 30, 2001, when compared with the three-month period ended September 30, 2000. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions and cellular accessory sales. Breda opened a retail outlet in Carroll, Iowa in early April 2000, which has significantly expanded its market penetration in the cellular services arena.

         Broadcast services revenue decreased $10,985, or 4.1%, when comparing the three-month period ended September 30, 2001, to the three-month period ended September 30, 2000. The decrease was attributable to a decrease in the customer base when comparing the two three-month periods. The decrease in the customer base resulted from competition from satellite dish providers and a declining population base in some of the rural areas served by Tele-Services, Ltd.

         There was an increase in Internet services revenue for the three-month period ended September 30, 2001, when compared to the same period in 2000, of $14,056, or 8.5%. The increase was due to a net overall increase in the customer base when comparing the two three-month periods. There was also an increase in the associated expenditures to provide those services to the additional Internet customers, however, resulting in a less than positive impact on operating income. Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. Breda reduced its Internet service charges to its customers in August 2001, and also began bundling Internet services with its long distance services, in order to attempt to compete at a lower price point for Internet services. On October 31, 2001, Breda switched to a different help-desk and underlying Internet service provider so that Breda could further reduce its costs of providing Internet services in order to attempt to allow Breda to compete at a lower price point for Internet services.

         Telemarketing services revenue is reported as a component of other revenue and is generated by Prairie Telephone Co., Inc.'s subsidiary, Pacific Junction Telemarketing, Inc. Telemarketing services revenue decreased $69,183, or 88.7%, when comparing the three-month period ended September 30, 2001, to the same period in 2000. The decrease is attributable to the fact that on July 26, 2001, Pacific Junction's telemarketing call number supplier (Results Telemarketing, Inc.) notified Pacific Junction that it would no longer be able to provide calling numbers to Pacific Junction. Breda and Pacific Junction have not been able to locate new sources of telemarketing calling numbers, so the telemarketing center has not been operating since July 26, 2001. Breda has determined that it is very unlikely that Pacific Junction's telemarketing center will ever be reopened. As noted above, the closing of

         Pacific Junction's telemarketing center also led to a decline in Breda's network access services revenue because the telemarketing calls made by Pacific Junction were also a source of access revenue for Breda.

         There was an increase in total operating expenses of $77,959, or 6.1%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000. The three components making up operating expenses are cost of services, depreciation and amortization, and selling, general and administration expenditures. Those components are discussed in the following paragraphs.

         Cost of services expenses increased $48,259, or 8.7%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000. The components making up cost of services are plant specific operations, plant non-specific operations, programming, and Internet costs, and those components are discussed in the following four paragraphs.

         There was an increase of $14,573, or 3.7%, in plant specific operations expense when comparing the three-month period ended September 30, 2001, to the three-month period ended September 30, 2000. The increase was attributable to increased repair expense on the outside plant and the central office equipment when comparing the two three-month periods.

         Plant nonspecific operations expense decreased $278, or 1.2%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000.

         There was an increase of $2,542, or 3.2%, in programming expense for cable TV services when comparing the three-month period ended September 30, 2001, with the three-month period ended September 30, 2000. The increase resulted from increases in programming fees.

         Internet costs increased by $31,422, or 54.8%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000. The increase is attributable to the additional costs of providing Internet services to the increased customer base. The additional costs include additional rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers.

         Depreciation and amortization expense decreased $2,628, or 0.9%, for the three-month period ended September 30, 2001, when compared to the same period in 2000.

         Selling, general and administration expenses increased $32,328, or 7.3%, for the three-month period ended September 30, 2001, when compared to the same period in 2000. The customer operations component decreased $1,672, or 0.9%, when comparing these two three-month time periods, and mainly resulted from decreased phone service expenditures for telemarketing. Breda also received a 13.0% increase in its health plan premiums for the year 2001. The corporate operations component increased $58,236, or 28.3%, during the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2000. The increase resulted mainly from an increase in the costs of outside legal, accounting and consulting services to investigate new acquisition options. General taxes paid by Breda decreased $24,236, or 46.2%, for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

         The net result of the operating services revenue and operating expenses was a decrease of $150,440, or 53.4%, in operating income for the three-month period ended September 30, 2001, when compared to the same three-month period in 2000.

         Other income (expense) decreased $374,364, or 82.7%, during the three-month period ended September 30, 2001, when compared to the same three-month period in 2000. Interest and dividend income decreased $37,384, or 35.4%, for the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2000. Interest expense also decreased $79,594, or 67.4%, when comparing those two three-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense increased other income. Both the decrease in interest and dividend income and the decrease in interest expense resulted from Breda, Prairie Telephone Co., Inc. and Tele-Services, Ltd. paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of the $4,999,052 debt which resulted in less interest and dividend income being generated, as well as less interest expense being incurred for the three-month period ended September 30, 2001, when compared to the three-month period ended September 30, 2000. Other reductions in interest income were caused by decreased interest rates when comparing the three-month periods ending September 30, 2001, and September 30, 2000, respectively.

         Income from cellular investments decreased $299,440, or 85.7%, during the three-month period ended September 30, 2001, when compared to the same three-month period in 2000. The decrease is attributable to the fact that Breda only received one cellular investment distribution during the three month period ended September 30, 2001, while it received two cellular investment distributions during the three-month period ended September 30, 2000. Other miscellaneous income increased $246 when comparing the three-month periods ended September 30, 2001, and September 30, 2000. There was also a $117,755, or 100%, decrease in gain on the sale of cellular investments during the three-month period ended September 30, 2001, when compared to the same three-month period in 2000. The decrease is attributable to the fact that there was no transaction in 2001 to correspond to sale of the cellular investment which occurred in the year 2000.

         Income taxes decreased $257,826 for the three-month period ended September 30, 2001, when compared to the same period in 2000. The decrease has a direct correlation to the decrease in operating income and the decrease in other income for the three-month period ended September 30, 2001, when compared to the same period in 2000. Income taxes are calculated on an annualized basis. The loss of telemarketing revenues and the related access revenues on July 26, 2001 caused Breda to lower its estimated income tax for the year 2001.

         Net income decreased $266,978, or 64.4%, for the three-month period ended September 30, 2001, when compared to the same period in 2000.

         Other Activities.

         Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in new technology in order to try to offer subscribers better service. Capital expenditures for 2000 were approximately $726,922, and are expected to be approximately $777,151 in 2001.

         Breda anticipates that substantial expenditures will need to be made for software upgrades that will be necessary in order for Breda, Prairie Telephone Co., Inc. and Westside Independent Telephone Company to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. The modifications were originally required to be completed by October 25, 1998, but in accord with an extension granted by the FCC, were generally to be completed by June 30, 2001. Industry associations requested that the FCC extend the June 30, 2001 deadline for wireline carrier compliance with CALEA until September 30, 2001. For the wireline, cellular, and broadband personal communications services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities were originally required to be completed by September 30, 2001. Industry associations, on behalf of their members, had requested a blanket extension from the FCC of the CALEA punchlist compliance deadline of September 30, 2001. The industry associations argued that since the FBI has not yet completed buy-out agreements with all manufacturers to pay for CALEA capability software and because the FCC had not begun any proceedings relating to the four-punchlist capabilities recently vacated and remanded by the D.C. Court of Appeals, most carriers would not be able to comply with the September 30, 2001 deadline.

         Breda also took action on its own behalf regarding its CALEA compliance by filing a Petition for Extension with the FCC on June 30, 2000, asking for a two-year extension of the CALEA section 103 capability
         requirements.   The  extension  was
         referred to as a section 107c extension. Breda's petition included a Flexible Deployment Guide, which provided the FBI with specific information about Breda's switch, the deployed generic, the date the switch will be CALEA compliant and the number of law enforcement interceptions Breda has had over the last four years. The FBI made a recommendation to the FCC which supported Breda's petition, and the FCC has granted Breda an extension for complying with the CALEA section 103 requirements until June 30, 2002.

         In August of 2001, the FBI released additional CALEA requirements for packet-mode communications, which include services such as DSL and ISDN. On September 28, 2001, the FCC released an order which sets out procedures for companies to supplement their CALEA section 107c petitions to include packet-mode communications. The supplemental section 107c petitions need to be filed with the FCC by November 19, 2001.

         Breda has determined that it will file for a two-year extension for packet-mode communications services by the November 19, 2001 deadline. Although there are no assurances, Breda currently anticipates that the extension will be granted.

         Given the terrorist events of September 11, 2001, and the new focus on national security, however, Breda also anticipates that the FBI and FCC will push for nationwide CALEA compliance as early as possible.

         Breda anticipates that the cost to upgrade Breda's, Prairie Telephone Co., Inc.'s and Westside Independent Telephone Company's software to become compliant with CALEA may be as much as $950,000. Breda had previously estimated the cost to be $200,000, but Breda has now received significantly higher quotes from the software vendors and service providers.

         As of September 30, 2001, Breda had approximately $2,069,301 outstanding on its one loan with the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998, at 7.35%. The loan has a fifteen-year term that matures in September, 2013. Breda and Prairie Telephone Co., Inc. also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire on December 1, 2005 and November 30, 2005. No amounts were outstanding under either of those lines of credit on September 30, 2001.

         As has been reported in previous filings by Breda, the Multi-Association Group ("MAG") submitted an access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers to the FCC in October of 2000. The MAG plan is designed, in general, to modify interstate access charge rules and universal service support for non-price cap, incumbent local exchange carriers. Non-price cap, incumbent local exchange carriers include most of the small and mid-size local exchange carriers that serve rural and insular areas in the U.S., such as Breda, Prairie Telephone Co., Inc. and Westside Independent Telephone Company.

         It was originally thought that the FCC would act on the MAG plan within a time frame such that whatever orders, rules or regulations were issued or promulgated by the FCC based on or in response to the MAG plan would have taken effect on July 1, 2001. The FCC did not, however, act on the MAG plan by that date.

         The FCC did take some action regarding the MAG plan on October 11, 2001, however, when it issued an order setting out rules which address some aspects of the MAG plan and also a notice of proposed rulemaking regarding other aspects of the MAG plan, in particular the incentive portions of the MAG plan. At the time of the preparation of this quarterly report, however, neither the FCC's order nor the notice of proposed rulemaking was publicly available, and the only written information that Breda had at the time of the preparation of this quarterly report regarding the order and the notice of proposed rulemaking was a press release that was issued by the FCC regarding its adoption of the order and the notice of proposed rulemaking. The press release is, however, only a summary outline of some components of the order and the notice of proposed rulemaking, so Breda has not been able to analyze the details of the order or the notice of proposed rulemaking. Based upon the summary of the order in the press release, however, it appears that some of the provisions of the order, such as the 11.25% authorized rate-of-return for rural carriers, may have a neutral effect on Breda's revenues. Other provisions of the order and the notice of proposed rulemaking as summarized in the FCC's press release, however, would significantly revamp other components of prior support payments, and substantially revise the MAG plan as was discussed in some of Breda's prior filings.

         Breda is therefore unable to analyze with any certainty whether the FCC's order and the rules proposed by the FCC's notice of proposed rulemaking will adversely affect Breda's revenues. Breda will, however, continue to evaluate the FCC's actions as further information becomes available from the FCC. Breda is aware that industry associations are urging the FCC to use caution, in light of the September 11, 2001 terrorist attacks, in revamping prior support payment structures so that the communication infrastructure critical to national security is not jeopardized.

         New NECA rates relating to interstate access went into effect on July 1, 2001. There were not, however, any material rate changes for Breda, Prairie Telephone Co., Inc. or Westside Independent Telephone Company arising from those new NECA rates.

         Breda has an agency agreement with U.S. Cellular, which allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. U.S. Cellular had notified Breda that the agreement would be terminated effective May 31, 2001. U.S. Cellular had proposed a new agreement, but Breda had serious concerns about that agreement, including the fact that the new agreement would pay lower commissions to Breda. Breda has subsequently received a letter from U.S. Cellular stating that Breda's current contract with U.S. Cellular would be extended to December 1, 2001, to allow the parties to reach an agreement on the open issues. While Breda is attempting to negotiate a more favorable agreement, there is no assurance Breda will be successful in its negotiations. If Breda is unsuccessful, the new agreement will have a negative impact on Breda's cellular commissions revenue.

         Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will ever arise or that any such opportunities will fit into Breda's strategic plan or will otherwise be able to be realized by Breda. For example, Breda submitted a bid to acquire two independent telephone exchanges in September of 2001, but was notified on November 7, 2001 that it was not the successful bidder for either of those exchanges.

         Breda, Prairie Telephone Co., Inc. and Westside Independent Telephone Company currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries. For example, as discussed in Breda's annual report on Form 10-KSB for the year ended December 31, 2000, it is possible that Breda or Prairie Telephone Co., Inc. may, either directly or through one of the companies in which they have invested, begin to offer personal communication services in the next one to three years. The area of personal communication services is, however, an uncertain area, and there is no assurance that Breda or Prairie Telephone Co., Inc. or any of the entities in which they have invested will ever offer any personal communication services or that any offering of any such services will be successful or otherwise profitable.

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

         During the month of July 2001, Breda and its subsidiaries offering Internet services converted feasible service areas to a virtual internet service product. This conversion allowed Breda to brand its Internet services as its own even though the underlying service provider had not changed. On October 31, 2001, Breda converted its Internet customers on the virtual Internet service product to a new underlying Internet service provider, Desktop Media, L.L.C. As noted in succeeding paragraphs, Breda is a part owner of Desktop Media, L.L.C. Breda believes that these changes will allow Breda to compete more effectively in the Internet services market through the generation of cost savings in transport costs and help desk costs.

         Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems. For example, Breda upgraded its financial system software in the third quarter of 2001, and Breda anticipates converting the billing and financial software utilized by Westside Independent in either the first or second quarter of 2002. The cost of those upgrades and conversions will not, however, be material to Breda.

         On May 2, 2001, a new company called Desktop Media, L.L.C. was formed by a corporation named Desktop Media, Prairie Telephone Co., Inc. and two other telephone companies. Desktop Media, L.L.C. is a Minnesota limited liability company. Under agreements signed in conjunction with the formation of Desktop Media, L.L.C., Prairie Telephone Co., Inc. became a 10% owner of Desktop Media, L.L.C.

         Desktop Media, L.L.C. provides both dial-up and high-speed Internet access in south central Minnesota. Desktop Media, L.L.C. is a full-scale Internet Service Provider, which also sells computer hardware and related services. Desktop Media, L.L.C. has filed applications to provide traditional telephone services as a competitive local exchange carrier. The overall business plan is based upon Desktop Media L.L.C. providing data local exchange carrier services. Desktop Media, L.L.C. will contract to provide Internet Service Provider support services to Prairie Telephone Co., Inc. and the other two telephone companies who have invested in Desktop Media, L.L.C.

         Under the agreements, Prairie Telephone Co., Inc. has advanced Desktop Media, L.L.C. $500,000 under a promissory note dated May 2, 2001. No interest or principal payments are required during the first year of the promissory note. In the second year of the promissory note, Desktop Media, L.L.C. will be required to pay interest only, which will include all interest deferred during the first year and interest accruing during the second year. On the first day of the 25th month following May 2, 2001, a principal payment of $12,000 plus interest will be due by Desktop Media, L.L.C. with a similar installment payment due on the first day of each month thereafter until the entire principal and interest accruing under the promissory note has been paid in full. Desktop Media, L.L.C. has the option of prepaying all or any part of the principal balance, or accrued interest, at any time without penalty.

         The promissory note has been guaranteed by the manager of Desktop Media, L.L.C. The manager of Desktop Media, L.L.C. has also guaranteed the loans made by the other two telephone companies who have invested in Desktop Media, L.L.C. There is also a management agreement between the manager and Desktop Media, L.L.C.

         There is no assurance that Desktop Media, L.L.C. will perform according to its business plan, and there is therefore no assurance that Prairie Telephone Co., Inc. will ever receive any debt repayments or returns or other value from its investment in Desktop Media, L.L.C. One of the intended purposes of Prairie Telephone Co., Inc.'s relationship with Desktop Media, L.L.C. is to try to lower Breda's and its subsidiaries' costs of providing Internet services in order to allow Breda to compete at a lower price point for Internet services.

         Breda entered into a new employment agreement with Robert Boeckman and with Jane Morlok on September 11, 2001. Each of the employment agreements was made effective, however, as of April 1, 2001. The employment agreements are not materially different from Breda's prior employment agreements with Mr. Boeckman and Ms. Morlok. The employment agreements did include compensation adjustments. Each of the employment agreements provide that the agreement will terminate on April 1, 2002.

         Breda believes that its present cash position along with its anticipated normal operating revenues, will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

         As previously reported Breda filed an application to register the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office, and Breda was notified in late February 2001, that the Patent Office had found no conflicting marks in its records regarding the mark. Based on legal advice regarding this information, Breda determined that there would be minimal risk in using the mark even though Breda had not received final notification of registration from the United States Patent and Trademark office. During the second quarter 2001, Breda accordingly began utilizing the mark and some related logos in the general advertising and promotion of its business, including on trucks and other equipment. Breda also implemented an advertising campaign to create awareness of the mark and to promote its general business and services. Breda hopes the use of the mark and logo will create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and will increase awareness of those products and services. Breda has not effected any change in the scope or nature of its or any of its subsidiaries' business in connection with the adoption and use of the mark. The United States Patent and Trademark Office has notified Breda that the official notice of publication of the mark took place on September 18, 2001. Any person can file opposition to Breda's registration of the mark through October 18, 2001, but Breda is not aware of any filings in opposition to its registration.

         Tele-Services, Ltd., a subsidiary of Breda, entered into a real estate contract on September 12, 2001, to sell the corporate office building located at 103 E. Main, Breda, Iowa. The building is used as Breda's administrative offices, and Breda leases the building from Tele-Services, Ltd. The total purchase price for the real estate is $200,000, which will be paid in six installments, with the final installment due on October 15, 2006.

         Tele-Services, Ltd. sold the corporate office building because Breda has determined to build a new corporate office building on land owned by Breda which is adjacent to Breda's central office building in Breda, Iowa. The central office building houses Breda's switch. The new site is approximately two blocks away from the present site. The construction of the new corporate office building is currently anticipated to be completed in October of 2002, with an estimated total cost for the project not to exceed $500,000.

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

         Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to, the following:

               o the possible adverse effects to Breda and its subsidiaries which may arise under the regulations which have been and are still to be promulgated under the Telecommunications Act of 1996, including increased competition;

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

         This section should also be read in conjunction with the financial statements and related notes included in Item 1 of Part I of this quarterly report.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         As of the date of this quarterly report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda's property was subject, other than routine litigation that was incidental to its business. As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its property.

Item 2. Changes in Securities.

         No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of July 1, 2001 through September 30, 2001.

         Breda did not issue any shares of its common stock during the period of July 1, 2001 through September 30, 2001.

Item 3. Defaults Upon Senior Securities.

         There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2001 through September 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the shareholders of Breda during the period of July 1, 2001 through September 30, 2001.

Item 5. Other Information.

         During the period of July 1, 2001 through September 30, 2001, Breda redeemed 444 shares of its common stock from 11 shareholders at $258.00 per share, for a total amount of $114,552. The $258.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 16, 2001 annual meeting of the shareholders of Breda.

         There were seven transfers of shares of Breda's common stock during the quarter ended September 30, 2001 with respect to which Breda did not exercise its right of first refusal on those shares.

Item 6. Exhibits and Reports on Form 8-K.

         (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

         (b) Breda did not file any reports on Form 8-K during the period of July 1, 2001 through September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BREDA TELEPHONE CORP.


Date:  November 13, 2001.                    By: /s/ Dean Schettler
                                                 -------------------------------
                                                 Dean Schettler, President


Date:  November 13, 2001.                    By: /s/   David Grabner
                                                 -------------------------------
                                                 David Grabner, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                      Three Months Ended September 30, 2001
                              BREDA TELEPHONE CORP.

Description of Exhibit                                           Page Number
----------------------                                           -----------

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

10. Material Contracts

      *(a)      Exhibit  10.1  -  Employment   Agreement             E-1
                effective April 1, 2001 between Breda and Robert Boeckman.

      *(b)      Exhibit  10.2  -  Employment   Agreement             E-7
                effective April 1, 2001 between Breda and Jane Morlok.

*Included with this filing.