Form 10KSB
period 2001-12-31
BREDA TELEPHONE CORP
filed 2002-03-28
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001.


             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State registrant's revenues for its most recent fiscal year: $5,884,244

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $8,897,646, as of March 1, 2002. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $258 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 34,858 shares of common stock, no par value, at March 1, 2002.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement on Forward Looking Statements.

     Various Items in this annual report, including Item 1 and Item 6, contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to anticipated future trends in revenues and net income, projections concerning operations and cash flow, growth and acquisition opportunities, management's plans and intentions for the future, and other similar forecasts and statements of expectation. Words such as "expects," "estimates," "plans," "anticipates," "contemplates," "predicts," "intends,"
"believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements are made based on estimates, projections, views, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to, the following:

     o the possible adverse effects to Breda and its subsidiaries which may arise under the Telecommunications Act of 1996 and the regulations promulgated under that Act, including increased competition;

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

     Breda's principal business is still providing telephone services. Telephone services are also now provided by two of Breda's wholly owned subsidiaries, Prairie Telephone Co., Inc. and Westside Independent Telephone Company. A total of seven Iowa towns and their surrounding rural areas currently receive telephone services from Breda, Prairie Telephone or Westside Independent.

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

     The primary services provided by Breda, Prairie Telephone and Westside Independent are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2001, they were serving approximately 2,649 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing these services.

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

     Breda, Prairie Telephone and Westside Independent are all subject to regulation by the Iowa Utilities Board ("IUB"). They operate their telephone businesses pursuant to certificates and various rules and regulations promulgated by the IUB. Although not anticipated to occur, the IUB could terminate their right to provide services if they fail to comply with those rules and regulations.

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

     o The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers." This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the designation because they are rural telephone providers. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, and the loss of the designation would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This designation therefore does not materially affect the operation of their businesses, and the designation was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received, in the aggregate, approximately $79,680 in universal services funding in 1999, $85,223 in 2000 and $90,695 in 2001. Breda anticipates receiving universal services funding in 2002 in an amount comparable to that received in 2001.

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

     o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. The FCC does so primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. It is not possible to accurately predict how the FCC will allocate the support payment funding in any year, but the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, Breda, Prairie Telephone, and Westside Independent received, in the aggregate, $404,136 in support payment funding in 1999, $410,279 in 2000, and $416,075 in 2001. Those
          amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB.

     The regulation of access charge rates is an area of particular concern to Breda, Prairie Telephone and Westside Independent because they derive a substantial amount of their overall revenues from access charge revenues. They receive access charge revenues from long distance carriers (sometimes referred to in the telephone industry as "inter-exchange carriers" or "IXCs") for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charge revenues for originating and terminating long distance calls made by their subscribers. The access charge rate that can be charged for interstate long distance calls is determined by the FCC. The FCC can change those rates at any time, and the more recent changes have lowered access charge rates. Breda anticipates that there may be further reductions in access charge rates over the next several years. Since access charge revenues constitute a substantial portion of Breda's, Prairie Telephone's and Westside Independent's total revenues, this is an area of material risk to them. A further discussion of this issue is found in the "Overview" section in Item 6 of this annual report.

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

     Telephone services providers like Breda, Prairie Telephone and Westside Independent are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda's, Prairie Telephone's and Westside Independent's subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act contemplates that various regulations will be promulgated by the FCC and state regulatory agencies to implement various parts of the Act, such as regulations setting out the procedures and methodologies for implementing and promoting competition in the telephone industry. The regulations could have a material adverse effect, and the Act does open up Breda, Prairie Telephone and Westside Independent to competition that they were not subject to in the past.

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

     Although competition is permitted, Breda, Prairie Telephone and Westside Independent currently do not, as indicated above, have direct competition in providing basic local telephone service in their existing service areas. They do, however, experience competition in providing access services and other services to long distance carriers. For example, they experience competition in providing access services for long distance when their subscribers use private line transport, switched voice and data services, microwave, or cellular or personal communications service. In those cases, the subscriber is not using Breda's, Prairie Telephone's or Westside Independent's networks or switches, so they cannot charge access charges to the long distance carrier. Various other competitors and forms of competition are also likely to arise in the future as technological advances continue to occur in the telecommunications and cable industries.

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

     Revenues are also generated from sales of cellular phones and related service packages. For example, Breda has an agency agreement with U.S. Cellular which allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. U.S. Cellular has, however, previously notified Breda that the agreement would be terminated effective May 31, 2001. U.S. Cellular subsequently proposed a new agreement, but Breda had serious concerns about that agreement, including the fact that the new agreement would pay lower commissions to Breda. Breda subsequently received a letter from U.S. Cellular stating that Breda's current contract with U.S. Cellular would be extended to December 1, 2001, to attempt to allow the parties to reach an agreement on open issues. U.S. Cellular has sent Breda another proposed agreement. Breda expects negotiations to finalize this agreement to occur during the second quarter of 2002. Breda anticipates that the new agreement will have a neutral impact on Breda's cellular commissions revenue.

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

     Breda, Prairie Telephone and Westside Independent also face competition in the sale and lease of telephone, cellular and related equipment because there are numerous competitors who sell and lease that equipment.

     The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested face competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

     The competition in all of the areas mentioned in the preceding paragraphs is based primarily on cost, service and experience.

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

     As of December 31, 2001, Tele-Services was providing cable television services to approximately 3,314 subscribers. Tele-Services derives its principal revenues from monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

     Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

          o    Arcadia - June, 2009               o    Lohrville - March, 2008
          o    Auburn - January, 2004             o    Malvern - October, 2016
          o    Bayard - May, 2008                 o    Oakland - November, 2009
          o    Beaverlake - December, 2008        o    Riverton - February, 2013
          o    Breda - Year-to-Year Basis         o    Sidney - February, 2005
          o    Churdan - June, 2008               o    Tabor - September, 2016
          o    Farragut - January, 2009           o    Thurman - February, 2013
          o    Grand Junction - May, 2008         o    Treynor - October, 2022
          o    Hamburg-Year-to-Year Basis         o    Westside - June, 2009

     Tele-Services does not anticipate that any of its franchises or agreements will be terminated before the above normal expiration dates. Tele-Services also hopes to be able to renew or extend the franchises or agreements before they expire, but no assurance can be given that any franchises or agreements can or will be renewed or extended.

     The termination of a franchise or agreement would allow that town to deny Tele-Services access to its cables for maintenance and services purposes. This would create difficulties for Tele-Services in properly serving its subscribers and providing cable services to that town.

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

     The Telecommunications Act of 1996 also applies to cable services provided by local exchange carriers ("LEC"). The Act eliminates the prohibition on LEC provision of video programming in its service area. LECs and others may offer video programming under regulations that vary according to the type of video service being provided (radio-based, common carriage, cable TV systems, or open video systems). Under the Act, regulation is lifted for cable programming, for a basic service tier that was the only service subject to regulation on December 31, 1994, in any franchise area in which the operator services 50,000 or fewer subscribers.

     The Act provides several exceptions for acquisitions and joint ventures (which otherwise to a large extent are prohibited) for certain small and rural systems. These exceptions are based on annual operating revenues, number of cable subscribers served, location of the cable subscribers served, and common ownership or control issues with any of the 50 largest cable TV system operators in existence on June 1, 1995, and if the cable system operates in a television market not in the top 100 television markets as of June 1, 1995.

     A LEC may obtain, upon agreement with a cable TV operator on rates, terms, and conditions, the use of the transmission facilities of a cable system extending from the last multi-user terminal to the premises of the end user, if such use is reasonably limited in scope and duration, as determined by the FCC. The Act also permits a LEC to acquire or joint venture under different terms and conditions in cases where the subject market meets the FCC's definition of "competitive". Finally, the FCC may waive the acquisition and joint venture prohibitions if it determines the economic viability of the market merits the waiver or that a waiver would otherwise be in the public interest, and the local franchising authority approves.

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

     Internet Service Provider.

     Breda, Prairie Telephone and Westside Independent also provide internet access through their telephone lines. They were providing internet access to approximately 526 subscribers as of December 31, 2001. Internet access is also provided by BTC, Inc. in some areas which are outside of the telephone exchange areas currently served by Breda, Prairie Telephone and Westside Independent. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC provided internet access to approximately 1,984 subscribers as of December 31, 2001.

     BTC is a wholly owned subsidiary of Prairie Telephone. BTC is an Iowa corporation that was incorporated in 1997.

     Breda, Prairie Telephone, Westside Independent and BTC face competition in providing internet access, and Breda contemplates that the competition in that area will continue to increase. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities.

     Breda has investigated and continues to explore re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services. One step that Breda has taken to attempt to lower Breda's underlying Internet costs is through Prairie Telephone's acquisition of a 10% ownership interest in Desktop Media, L.L.C. Desktop Media, L.L.C. provides both dial-up and high speed internet access in south central Minnesota, and is a full-scale internet service provider. Desktop Media, L.L.C. provides internet service provider support services to Prairie Telephone and the other telephone companies who have invested in Desktop Media, L.L.C. As indicated, one of the intended purposes of Prairie Telephone's relationship with Desktop Media, L.L.C. is to try to lower Breda's and its subsidiaries' costs of providing Internet services in order to allow them to compete at a lower price point for Internet services. Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services.

     Breda, Prairie Telephone and Westside Independent are providing dial-up and high speed Internet access to their customers. Breda anticipates that there will continue to be competitive pressure to lower the dial-up rates. Breda also anticipates that the number of potential customers will continue to increase and that Internet customers will continue to demand higher Internet speed. BTC is currently providing high speed Internet access by leasing lines from Qwest. BTC is in the process of installing equipment in the Qwest central office that will allow BTC to use a new product that Qwest offers called line sharing. It is estimated that the capital costs that will be incurred by BTC to switch to the line sharing product will reach approximately $50,000, and that this conversion will be completed in the second quarter of 2002. Upon the completion of the conversion, BTC will be able to offer a more competitively-priced, high speed Internet service. Breda expects its customer base for high speed Internet to increase significantly during the remainder of 2002.

     BTC was organized primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie

     Telephone or Westside Independent. No firm decision has been made as to whether BTC will ever attempt to provide telephone services, however, and BTC cannot provide any telephone services in the state of Iowa without first receiving a certificate of public convenience and necessity from the IUB and filing the necessary tariffs and providing required notices. BTC would also need to raise significant additional capital and/or obtain third party financing before BTC would be able to finance the construction and start up of a new telephone business. BTC does, however, provide internet access as discussed above.

     Breda uses part of BTC's business location in Carroll, Iowa as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. The store opened for business in April, 2000.

     Other.

     Telemarketing services revenue is reported as a component of other revenue and was generated by Prairie Telephone's subsidiary, Pacific Junction Telemarketing, Inc. On July 26, 2001, however, Pacific Junction's telemarketing call number supplier (Results Telemarketing, Inc.) notified Pacific Junction that it would no longer be able to provide calling numbers to Pacific Junction. Breda and Pacific Junction have been unable to locate new sources of telemarketing calling numbers, so Pacific Junction's telemarketing center has not been operating since July 26, 2001. Breda has determined that it is very unlikely that Pacific Junction's telemarketing center will ever be reopened. The closing of Pacific Junction's telemarketing center resulted in the loss of telemarketing services revenue. The telemarketing calls made by Pacific Junction were primarily intended to provide a source of access services revenue for Breda, and the closing of the telemarketing center also accordingly led to a decline in Breda's access services revenue.

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

     A limited liability company was formed by Breda and two other independent telephone companies in August of 2000, under the name Carroll County Wireless, L.L.C. Breda and the two other independent telephone companies who are members of Carroll County Wireless, L.L.C. have sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. The sale and transfer of those licenses was approved by the FCC on March 21, 2001. Breda and the other two members of Carroll County Wireless, L.L.C. have also each made capital contributions of approximately $26,391 to Carroll County Wireless, L.L.C. Carroll County Wireless, L.L.C. utilized those capital contributions to purchase personal communications services licenses that were available for various areas in Carroll County, Iowa and to pay various organizational and start-up costs. Some of those funds were also used to purchase the personal communications services licenses from Breda and the other two members, as discussed above. Carroll County Wireless, L.L.C. owns personal communications services licenses for nearly all of Carroll County, Iowa. It is not contemplated, however, that Carroll County Wireless, L.L.C. will begin to offer personal communications services for at least 1 to 3 years.

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

     Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda has transferred the personal communications services licenses it held for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself may therefore never directly offer any personal communications services. Breda and Prairie Telephone do not, in any event, contemplate offering any personal communications services for at least 1 to 3 years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services.

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

     Breda also owns 15.8% of the membership interests in Alpine Communications, L.C. Alpine Communications, L.C. provides telecommunications exchange and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa.

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

     Breda, Prairie Telephone and Westside Independent have also from time to time received settlement payments from some of their cellular investments. Settlement payments are generally received for not exercising a right of first refusal to purchase additional units or other interests during a merger or buyout by another company. Breda, Prairie Telephone and Westside Independent do not control any settlement payments, and settlement payments are usually one-time events, so no settlement payments are guaranteed and the timing and amount of any settlement payments will vary greatly from year to year. For example, no settlement payments were received in 2000 or in 2001.

     Breda received an annual fee of $6,000 from Alpine Communications, L.C. in 2001, in consideration for Breda's chief operations officer serving as an officer of the management committee of Alpine Communications, L.C.

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

     NECA Services, Inc. ("NSI") is a for-profit corporation that was organized to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. ("NECA"). NSI's initial officers are also the officers of NECA, and they have extensive experience in the telecommunications industry. It is currently contemplated that non-regulated business opportunities will be conducted by NSI so that NECA can concentrate on its traditional core tariff and pooling services. For example, the NECA board has authorized the assignment of certain National Rural Telephone Cooperative contracts to NSI, which include the contract with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs.

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

     Service Marks.

     Breda filed an application to register the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office, and Breda was notified in late February of 2001 that the Patent and Trademark Office had found no conflicting marks in its records regarding the mark. Breda accordingly began utilizing the mark and some related logos during the second quarter of 2001 on its trucks and other equipment. Breda also implemented an advertising campaign to create awareness of the mark and to promote its general business and services. Breda subsequently received notice from the Patent and Trademark Office that the official notice of publication of the mark took place on September 18, 2001.

     Breda hopes the use of the mark and logos will create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and will increase awareness of those products and services. Breda does not believe the mark and logos have been in use long enough to determine whether they are fulfilling any of those purposes. Breda has not made any change in the scope or nature of its or any of its subsidiaries' business in connection with the adoption and use of the mark and logos.

     Employees.

     As of December 31, 2001, Breda had 31 full time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the chief operations officer and the chief financial officer of Breda.

     Pacific Junction had 3 full-time employees prior to the closing of its telemarketing center on July 26, 2001. Given that closing, Pacific Junction did not have any employees as of December 31, 2001. Pacific Junction did not have collective bargaining or labor agreements with any of its employees.

     Breda also utilizes part-time employees on an as needed basis. Prior to the closing of its telemarketing center on July 26, 2001, Pacific Junction utilized up to approximately seventeen part time employees at a time, primarily for the purpose of making telemarketing calls.

     Acquisitions.

     As indicated above, Breda acquired all of the issued and outstanding stock of Westside Independent on June 1, 1998. Westside Independent was serving approximately 342 telephone numbers and related access lines at that time. The total purchase price paid by Breda was $2,010,038. Westside Independent also redeemed some of its shares of outstanding stock as part of the transaction. The aggregate redemption price paid by Westside Independent for those shares was $918,875.17. The purchase price (excluding the redemption amount paid by Westside Independent) exceeded the fair value of the net assets of Westside Independent, as shown on Westside Independent's financial statements, by $1,178,472. The excess was recorded as goodwill and was being amortized on a straight-line basis over a period of fifteen years. As discussed above, Westside Independent provides telephone services to subscribers in Westside, Iowa and its surrounding rural areas.

     In a related transaction, Tele-Services acquired all of the issued and outstanding stock of Westside Communications, Inc. on June 1, 1998. Westside Communications, Inc. owned and operated the cable television systems in Westside, Iowa, and Arcadia, Iowa. The number of subscribers for cable television services in those towns at that time was approximately
     297. The total cost of the acquisition was $254,289, which exceeded the fair value of the net assets of Westside Communications, Inc., as shown on its financial statements, by $157,611. The excess was recorded as goodwill and was being amortized on a straight-line basis over a period of fifteen years. As discussed above, Westside Communications, Inc. was held as a wholly owned subsidiary of Tele-Services until December 2, 1999, at which time Westside Communications, Inc. was dissolved. Westside Communications, Inc.'s cable operations are now operated by and through Tele-Services.

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

     As indicated under the accompanying Notes to Consolidated Financial Statements (Note 1, Summary of Significant Accounting Policies, Intangibles), effective January 1, 2002, all amortization expenses on goodwill and intangible assets with indefinite lives, associated with the above purchases, will stop. The new Financial Accounting Standards Board Rule No. 142 requires that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the referenced Statement. Breda will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, during the first quarter of 2002.

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

     Breda owns or leases the following real estate:

     o Breda's corporate offices are currently located at 103 East Main, Breda, Iowa. The real estate and building are leased by Breda and Prairie Telephone from Tele-Services. The monthly rental payable by each of Breda and Prairie Telephone under the lease is $1,000. They also pay utilities and insurance. The lease has a one-year term, and automatically renews for additional one-year terms. The building has approximately 4,560 square feet. Breda and Prairie Telephone utilize the entire building.

          Tele-Services entered into a real estate contract on September 12, 2001 to sell this property. The total sales price was $200,000, which will be paid in six installments, with the final installment due on
          October 15, 2006. The property is being sold because Breda has determined to build a new corporate office building on land owned by Breda which is adjacent to Breda's central office building in Breda, Iowa. The central office building houses Breda's switch. The new site is approximately two blocks away from the present site. The construction of the new corporate office building is currently anticipated to be completed in October of 2002, with an estimated total cost for the project not to exceed $500,000. The new corporate office building will have approximately 7,680 square feet, and will be utilized by Tele-Services, Breda and Prairie Telephone. Breda and Prairie Telephone will continue to lease the existing corporate office building from Tele-Services until the construction of the new building has been completed.

     o Breda owns certain real estate and a warehouse which is located at Highway 217 East, Breda, Iowa. The warehouse has approximately 6,720 square feet, and is used primarily for storage of inventory and various equipment (trucks, generators, trailers, plows, etc.).

     o Breda owns certain real estate and a building located just east of Breda, Iowa. The building is Breda's central office building and houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as "central office equipment." The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet. As noted above, Breda is constructing a new corporate office building on a portion of this real estate.

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

     o Breda leases a major portion of the building owned by BTC at 526 N. Carroll Street, Carroll, Iowa. Breda utilizes this portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda pays BTC $1,000 per month for the lease.

     Prairie Telephone owns or leases the following real estate:

     o Prairie Telephone's corporate offices are currently located at 103 East Main, Breda, Iowa. The real estate and building are leased by Prairie Telephone and Breda from Tele-Services, as described above.

          As also described above, Prairie Telephone's corporate offices will be relocated to the new corporate office building which is being constructed by Breda after that construction is completed. Breda estimates the construction will be completed in October of 2002. It is currently contemplated that Prairie Telephone and Tele-Services will each lease administrative space from Breda, but no definitive monthly lease amount had been determined as of the filing of this annual report.

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

     Pacific Junction's offices are located at 120 Main, Breda, Iowa. The real estate and building are leased by Pacific Junction. The aggregate monthly rental payable by Pacific Junction under the lease is $500. Pacific Junction also pays real estate taxes, utilities and all other expenses. The term of the lease runs until April 1, 2002. The building has approximately 1,679 square feet. Pacific Junction leases all of the building. As indicated above, Pacific Junction's telemarketing business was discontinued on July 26, 2001. The landlord has accordingly been notified that Pacific Junction will not continue the lease beyond April 1, 2002.

     BTC owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building houses some equipment used by BTC in providing internet access. A major portion of the building is leased by Breda and is used as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. The store opened for business in April, 2000. BTC receives $1,000 per month in rental from Breda. BTC's building has approximately 1,804 square feet.

     BTC entered into a lease agreement on November 1, 2001, for approximately 886 square feet of space in the building adjoining its Carroll location. The original term of this lease expires on April 30, 2003. The aggregate monthly rental payable by BTC under the lease is $450. All utilities are also paid by BTC. The space is accessible from the inside of the building through a connecting, shared door.

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

     Tele-Services owns the following real estate:

     o Tele-Services owns certain real estate and a building located at 103 East Main, Breda, Iowa. This property currently serves as the corporate offices of Breda and Prairie Telephone, and is leased to them by Tele-Services. The lease is briefly described above in the description of Breda's properties. As also described above in the description of Breda's properties, Tele-Services entered into a real estate contract on September 12, 2001, to sell this property. The total purchase price for the real estate is $200,000, which will be paid in six installments, with the final installment due on October 15, 2006. Under the real estate contract, Tele-Services will retain possession of the property until completion of the construction of Breda's new corporate office building, which is estimated to be completed in October of 2002. Tele-Services is not obligated to pay any rent or other amounts to the purchaser of the property for Tele-Services' continued possession of the property until the completion of Breda's new corporate office building.

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

     All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan which is described in the following paragraph.

     Breda's existing loan agreement with the Rural Telephone Finance Cooperative allowed Breda to borrow funds for purposes of the purchase of Westside Independent by Breda and the purchase of Westside Communications, Inc. by Tele-Services. The aggregate amount outstanding under that loan agreement as of December 31, 2001 was $ 2,038,990. The loan has a fifteen year term that matures in September 2013.

     Prairie Telephone and Breda also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $500,000 and $1,500,000. Those lines of credit will currently expire on November 30, 2005 and December 1, 2005, respectively. No amounts were outstanding under either of those lines of credit on December 31, 2001.

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

     Breda, Prairie Telephone and Tele-Services had other loans from the Rural Telephone Finance Cooperative which were also secured by the mortgages and security interests described above, but those loans were paid off at various times during 2000.

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

Item 3. Legal Proceedings.

     As of the date of this annual report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda's property was subject, other than routine litigation that was incidental to its business. As of the date of this annual report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its property.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the three months ended December 31, 2001.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Breda is authorized to issue 5,000,000 shares of common stock. Breda had 35,025 shares of its common stock issued and outstanding as of December 31, 2001. Those shares were held by approximately 595 different shareholders.

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

     As indicated, only residents of the Breda and Lidderdale telephone exchange service areas served by Breda are eligible to purchase stock. Although Breda also provides telephone services to Macedonia, Iowa and the surrounding area, residents of Macedonia, Iowa and the surrounding rural area cannot acquire any shares of common stock of Breda even if they are receiving telephone services from Breda. Subscribers to any services from any of Breda's subsidiaries cannot buy common stock of Breda unless they also meet the requirements discussed above in this paragraph.

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

     The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination in March, April or May of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting.

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

     The board of directors returned to its historical practices at its meeting on March 12, 2001, at which meeting the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's shares of common stock to be $258 per share. The $258 per share amount was determined based upon Breda's 2000 audited financial statements. The $258 per share price was announced and became effective at the May 16, 2001 annual meeting of the shareholders.

     The board of directors currently intends to continue to otherwise address this issue on an annual basis consistent with the above described historical practices of the board of directors, except that the board of directors may determine to depart from those historical practices again in the future in the event of the occurrence of what the board of directors believes are material or significant events.

     The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to $258 per share pursuant to the May, 2001 action of the board of directors as described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

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

     Over the period of January 1, 2001 through June 30, 2001, Breda redeemed 220 shares of its common stock from two different shareholders, at a purchase price of $235 per share. During the quarter ended June 30, 2001, Breda redeemed 1,104 shares of its common stock from five different shareholders, at a purchase price of $258 per share. Over the period of July 1, 2001 through December 31, 2001, Breda redeemed 892 shares of its common stock from nineteen different shareholders, at a purchase price of $258 per share.

     There may have been transfers among the shareholders of Breda during the above periods for which Breda did not exercise its right of first refusal. Some of those transfers are noted below.

     Breda's ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RFTC. Those restrictions are discussed below in this Item.

     Breda has no plans to and has not agreed to register any of its shares of common stock under any federal or state securities laws. Since Breda has been subject to the reporting requirements of the Securities Exchange Act of 1934 for a period of over ninety days, Rule 144 under the Securities Act of 1933 would be available to permit the resale of shares of common stock by shareholders, subject to certain restrictions contained in Rule 144, including the requirement that the shareholder has held his or her shares for a period of one year prior to the date of resale. Once a shareholder (other than a shareholder who is an officer or director of Breda) has held his or her shares of common stock for a period of two years, the shareholder would be able to resell the shares without restriction under Rule 144. As discussed above, however, the governing documents of Breda impose numerous material limitations and restrictions on a shareholder's ability to sell or transfer any shares of Breda's common stock.

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

     As of December 31, 2001, there were 22 shareholders with multiple voting rights arising from their prior ownership of Class A stock, and they have one vote for each share of the former Class A stock previously held by them.

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

     During the calendar year 2000, five separate sales of shares occurred between shareholders on the list. Two sales each involved two shares, which were sold for $235 per share. One sale involved fifty-three shares, which were sold for $235 per share. One sale involved thirty-one shares, which were sold for $155 per share. One sale involved two shares, which were sold for $149 per share. Breda elected not to exercise its right of first refusal on these sales.

     During the calendar year 2001, three separate sales of shares occurred between shareholders on the list. Two sales each involved seven shares, which were sold for $258 per share. The other sale involved forty-three shares, which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on these sales.

     Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

     Breda has only declared and paid three dividends to its shareholders since Breda was incorporated in 1964. One of those dividends was declared on March 15, 1999. It was in the amount of $3.00 per share, for an aggregate dividend of $113,166. The second dividend was declared on March 13, 2000. It was also in the amount of $3.00 per share, for an aggregate dividend of $113,046. The third dividend was declared on March 12, 2001. It was also in the amount of $3.00 per share, for an aggregate dividend of $111,087.

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

     The restrictions in the RFTC loan agreements also apply to Breda's purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may preclude Breda from being able to repurchase its shares of stock as otherwise discussed in this Item.

     Breda does not currently believe, however, that the restrictions in the RFTC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock, should Breda otherwise determine to do so.

     No shares of stock were issued by Breda in all of 2001. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview.

     This Item 6 should be read in conjunction with the financial statements and related notes included in Item 7 of this annual report.

     Breda's primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone and Westside Independent.


     The operating revenues from telephone services are primarily derived from the following types of fees and charges:

     o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2002, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

     o Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat or fixed rate or may depend upon usage. As discussed above in Item 1 of this annual report, access charge rates are subject to regulation by the FCC. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of access charge rates, so future reductions in access charge rates are likely.

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

          As indicated above, Breda, Prairie Telephone and Westside Independent utilize the "average schedule" basis for receiving access charge revenues. This is the approach taken by most smaller telephone companies. Another approach currently available for receiving access charge revenues is the "cost" approach. Telephone companies make filings with the FCC which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs of a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question.

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

          One of the purposes of MAG was to formulate a comprehensive plan to settle major proceedings pending at the FCC and complete reforms required by the Telecommunications Act of 1996. In general terms, the MAG plan was designed to, among other things, modify interstate access charge rules and universal service support for non-price cap, incumbent LEC's.

          It was originally thought that the FCC would act on the MAG plan within a time frame such that whatever orders, rules or regulations were issued or promulgated by the FCC based on or in response to the MAG plan would have taken effect by July 1, 2001. The FCC did not, however, take any formal action on the MAG plan until October 11, 2001, when the FCC issued an order setting out rules which address some aspects of the MAG plan and also a notice of proposed rule making regarding other aspects of the MAG plan, in particular the incentive portions of the MAG plan.

          The full text of the FCC's order, which runs approximately 160 pages, is extremely complex, and Breda is still in the process of reviewing various industry analysts' interpretations of the order and otherwise considering the possible effects of the order on Breda's and its subsidiaries' business.

          The following discussion of the order is only a summary discussion, and is based substantially on the written summary of the FCC's order that was included in the November 9, 2001 No. 28 issue of a publication called "Industry Watch". The Industry Watch publication notes that its summary was adapted from the FCC's news release. In any event, the following paragraphs summarize some of the more significant portions of the FCC's order:

          o The FCC order increases the Subscriber Line Charge ("SLC") caps to the levels paid by most subscribers nationwide. The residential and single-line business SLC cap increased to $5.00 on January 1, 2002, and may increase up to $6.00 on July 1, 2002, and $6.50 on July 1, 2003, subject to a cost review study for the SLC caps of price-cap carriers. The multi-line business SLC cap increased to $9.20 on January 1, 2002. Lifeline support will be increased in an amount equal to any SLC rate increases for low-income subscribers.

          o The FCC order allows limited SLC deaveraging, which will give rate-of-return Local Exchange Carriers (including Breda) pricing flexibility. The SLC deaveraging method is consistent with the Rural Task Force's universal service support disaggregation scheme.

          o The FCC order reforms the local switching and transport rate structure, and shifts the non-traffic-sensitive costs of local switch line ports to the common-line category; and reallocates the remaining costs contained in the Transport Interconnection Charge to other access rate elements. These measures are intended to align the rate structure more closely with the way in which costs are incurred and reduce per-minute switched access charges.

          o The FCC order creates a new universal service support mechanism to convert implicit support in the rate structure to explicit support available to all Eligible Telecommunication Carriers ("ETC"). Specifically, Interstate Common Line Support will replace the carrier common line, which will be phased out as of July 1, 2003, when SLC caps reach their maximum levels. The new support mechanism is intended to ensure that changes in the rate structure do not affect the overall recovery of interstate access costs by rate of return carriers serving high-cost areas.

          o The FCC order does not prescribe a single, target rate for per-minute access charges, either on an optional or a mandatory basis. The FCC order adopts reforms that will reduce per-minute charges for all rate of return carriers, while giving them the flexibility to establish rates based on their own costs in the areas they serve.

          o The FCC order streamlines the rules for introduction of new access services by rate of return carriers.

          o The FCC order terminates the proceeding on the represcription of the authorized rate of return, which was set at 11.25% in 1990.

          o The FCC order does not adopt MAG proposals to impose new requirements on Interexchange Carriers ("IXC"); and concludes that the proposed requirements are unnecessary, inconsistent with the FCC's deregulatory approach, and would entail undue administrative costs and burdens.

          o In a Further Notice of Proposed Rulemaking, the FCC asked for additional comments on the MAG incentive plan and how it might be modified to provide incentives for cost efficiency gains that will benefit consumers. The notice also requests further comment on the MAG's proposed changes to the "all-or-nothing rule," on additional pricing flexibility measures, and on the continued need for the Long Term Support mechanism in light of the reforms adopted in the Order.

          The FCC's release accompanying the order included the important policy statement that the actions taken by the FCC in the order largely completed the interstate access charge and universal service support reforms it initiated following the passage of the Telecommunications Act.

          As indicated above, Breda is still evaluating the FCC's order regarding the MAG plan. Breda currently believes, however, that the FCC's order on the MAG plan will not, at least in 2002, have any materially adverse effects on Breda's or its subsidiaries' revenues. This conclusion is subject to change, however, upon Breda's completion of its analysis of the FCC's order, and Breda has not yet reached any determination of the possible effects of the FCC's order on Breda's and its subsidiaries' revenues in future years.

     o Revenue from the sale and lease of customer premises telephone equipment and other similar items and other miscellaneous customer services, such as custom calling services. Since the completion of the upgrading of their telephone switches in 1998 and 1999, Breda, Prairie Telephone and Westside Independent have had the capability to offer many more custom calling features to their subscribers. Breda, Prairie Telephone and Westside Independent have marketed extended packages and custom calling features to their subscribers in the hope that they may increase subscriber usage of the available packages and features. Revenues from custom calling services are not, however, ever anticipated to be a major or material source of revenue.

     o Fees from long distance providers for billing and collection services for long distance calls made by subscribers. Breda, Prairie Telephone and Westside Independent have been experiencing increased competition in this area over the past three years. As discussed in Item 1 of this annual report, their competitors include other third parties providing these services, and competition from the long distance providers themselves since some providers have decided to handle their own billing and collection. Other telephone companies have terminated their billing and collection agreements with AT & T. Breda's billing and collection agreements will be evaluated in the future for possible termination if Breda's own market share of long distance customers grows to a point where doing the billing and collection for larger carriers is no longer economically feasible.

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

     The increase in the combined internet customer base of the companies in 2000 was only 39.7%, however, even though BTC itself experienced a 55.7% increase in its customer base during 2000. The increase in the combined internet customer base of the companies in 2001 further slowed to 7.0%, with BTC's increase being 6.4%.

     Future increases in BTC's internet customer base will likely continue to be lower because BTC's current customer base is limited to Carroll, Iowa and the surrounding communities. Also, as discussed in Item 1, Breda is experiencing price-point competition in three of the communities where it provides Internet services. Breda also believes that Breda, Prairie Telephone, Westside Independent and BTC will continue to face ever increasing competition in providing internet services through, among possibly other things, the increased provision of internet access and services through cable; technological advances that may allow cable access and services to be provided through new methods; and mergers and consolidations within the telecommunications industry which may create new competitors with expanded resources and the ability to provide expanded services. Similar percentage increases in the internet customer base of the companies in the future are therefore not anticipated.

     Breda's other primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which will have an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. As indicated, changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is beginning to offer cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Breda currently believes, however, that the cable services provided by
     Tele-Services will continue to be desirable in the areas served by Tele-Services for at least those subscribers who desire a lower priced product that allows local channel options.

     Tele-Services has worked on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case. It is hoped that this consolidation will reduce Tele-Services' maintenance costs for that equipment.

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

     The cost of those upgrades in 2002, and of any continuing or further head-end equipment consolidation, are estimated to be less than $200,000.

     Other miscellaneous sources of revenue are also discussed in the financial statements found at Section 7 of this annual report.

     In the past, revenues were also generated from the telemarketing activities of Pacific Junction. Those activities also provided a source of access charges revenue for Breda through the telemarketing calls made by Pacific Junction. As noted above in this annual report, however, Pacific Junction's telemarketing center was closed on July 26, 2001, and Breda believes it is very unlikely that Pacific Junction's telemarketing center will ever be reopened.

     The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of revenue derived from Breda's and its subsidiaries' various businesses and investments as of the close of the past two fiscal years:

                                             2000      2001
                                             ----      ----

          Local Exchange Carrier(1)          67.4%     67.3%
          Broadcast(2)                       17.3%     17.0%
          Internet Service Provider(3)       10.7%     12.9%

          Other(4)                            4.6%      2.8%
                                              ----      ----

                   Total                      100%      100%

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

     (2)  Includes monthly fees charged for basic and premium cable services.

     (3)  Includes monthly fees charged for internet services.

     (4) Includes revenues from telemarketing services. Pacific Junction's telemarketing operations were, however, discontinued on July 26, 2001.

     Twelve-months ended December 31, 2001 Compared to Twelve-months ended December 31, 2000.

     There was a decrease in total operating revenues for the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000, of $167,910, or 2.8%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

     Local exchange carrier services revenue decreased $123,157, or 3.0%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The components making up local exchange carrier services revenue are local network services, network access services, billing and collection services and miscellaneous income. Those four components are discussed in the following four paragraphs.

     Local network services revenue increased $10,603, or 1.9%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. This increase resulted from a small increase in the overall custom calling feature revenues.

     Network access revenue decreased $78,751, or 3.1%, when comparing the twelve-month period ended December 31, 2001, to the twelve-month period ended December 31, 2000. This decrease was due primarily to two factors. One was the reduction of access revenue for the months August through December 2001, which resulted from the closing of Pacific Junction's telemarketing center on July 26, 2001. The other factor was the one time write-off of Qwest's underpayment of access charges to Breda, Prairie Telephone and Westside Independent. Pacific Junction's telemarketing calls had generated an average of approximately $4,400 per month in access revenues for Breda in 2001 through July 2001. As discussed elsewhere in this annual report, Breda does not believe that Pacific Junction's telemarketing center will ever be reopened, so no future access revenues will be generated from Pacific Junction's telemarketing calls. The amount written off by Breda and its subsidiaries as of December 31, 2001 with respect to Qwest's underpayment of access charges was $67,671. Qwest filed a Petition for Declaratory Order on May 19, 2000, with the Iowa Utilities Board with respect to adjustments Qwest had made related to wireless originated minutes on the access bills of the Iowa Network Services participating companies in Iowa. The Iowa Utilities Board ruled in the favor of Qwest, but appeals are now pending with the Iowa Utilities Board from rural Iowa independent telephone associations. While the legal process is not yet final, Breda believes it is likely that Breda and its subsidiaries will continue to experience lower access rate reimbursement on wireless originating minutes.

     Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $28,092, or 30.9%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The decrease is attributable to the fact that carriers, such as AT&T, are performing more of their own billing and collection services.

     Miscellaneous revenue decreased $26,917, or 3.0%, for the twelve-month period ended December 31, 2001, when compared with the twelve-month period ended December 31, 2000. The decrease in miscellaneous revenue resulted primarily from decreased cellular service commissions and cellular accessories revenue for the three months ended December 31, 2001. Cellular sales decreased significantly compared to the prior year due to the economic slowdown that occurred after the terrorist attacks on September 11, 2001. Breda opened a retail outlet in Carroll, Iowa in early April 2000, which has significantly expanded its market penetration in the cellular services arena. There was no comparable revenue stream from the retail store for the first three months of the twelve-month period ended December 31, 2000.

     Broadcast services revenue decreased $48,093, or 4.6%, when comparing the twelve-month period ended December 31, 2001, to the twelve-month period ended December 31, 2000. This decrease was directly attributable to a 3.9% decrease in the customer base when comparing the two twelve-month periods. Breda believes the decrease in the customer base resulted from competition from satellite dish providers and the declining population bases in the small rural communities served by Tele-Services.

     There was an increase in Internet services revenue for the twelve-month period ended December 31, 2001, when compared to the twelve month period ended December 31, 2000, of $113,804, or 17.6%. This increase was due to a 7.0% increase in the customer base when comparing the two twelve-month periods. Breda reduced its pricing of Internet services, and bundled Internet services with its long distance services, in August 2001 in order to attempt to compete at a lower price point for Internet services. As is discussed elsewhere in this annual report, in October 2001, Breda switched to a new underlying Internet service provider and help desk provider in order to attempt to allow Breda to further reduce costs. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow.

     Telemarketing services revenue is reported as other revenue, and it decreased $110,464, or 39.9%, when comparing the twelve-month period ended December 31, 2001, to the twelve-month period December 31, 2000. The decrease is attributable to the decrease in the volume of telemarketing calls made by Pacific Junction prior to July 26, 2001, and to the fact that Pacific Junction's telemarketing center was closed on July 26, 2001. Breda believes it is very unlikely that the telemarketing center will ever be reopened.

     There was an increase in total operating expenses of $115,168, or 2.2%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The components making up operating expenses are cost of services, depreciation and amortization, and selling, general and administration expenditures. Those components are discussed in the following paragraphs.

     Cost of services expenses increased $40,890, or 1.8%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The components making up cost of services are plant specific operations, plant non-specific operations, programming, and Internet costs. Those components are discussed in the following four paragraphs.

     There was a decrease of $80,001, or 5.1%, in plant specific operations expense when comparing the twelve-month period ended December 31, 2001, to the twelve-month period ended December 31, 2000. This decrease was primarily attributable to decreased cellular operating expense for such items as inventory, personnel costs, and other expense which had been generated in the twelve-month period ended December 31, 2000 for the start-up of Breda's retail outlet. Repairs for central office equipment also decreased for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000.

     Plant nonspecific operations expense increased $19,094, or 20.4%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The increase is mainly accounted for by rate and volume increases in utilities and postage.

     There was an increase of $29,232, or 9.8%, in programming expense for cable TV services when comparing the twelve-month period ended December 31, 2001, with the twelve-month period ended December 31, 2000. The increase resulted from increases in programming fees.

     Internet costs increased by $72,565, or 27.1%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The increase is directly attributable to the additional costs of providing Internet services to the increased customer base. The additional costs include rental of additional fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to the additional customers. As noted previously, Breda has taken some steps to attempt to reduce its costs to provide Internet service.

     Depreciation and amortization expense increased $27,763, or 2.5%, for the twelve-month period ended December 31, 2001, when compared to the twelve month period ended December 31, 2000. The increase reflects increased depreciation rates on depreciable equipment associated with new technology services, and the proportionate net overall depreciation of capital improvements made during the year 2001. Boring equipment, vehicles, and underground plant/sonnet ring were also purchased and put into operation during the twelve-month period ended December 31, 2001, which increased the depreciation expense.

     Selling, general and administration expenses increased $46,515, or 2.5%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The customer operations component decreased $40,965, or 5.4%, when comparing these two twelve-month time periods, and mainly resulted from decreased labor and benefit costs. A vacant supervisory position was filled in this department in August 2001. Breda received a 13.0% increase in its health plan premiums for the year 2001. The corporate operations component increased $95,694, or 10.2%, during the twelve-month period ended December 31, 2001 when compared to the twelve-month period ended December 31, 2000. The increase was not attributable to any one item but rather included wage and benefit increases, management bonuses, consulting services for special projects and acquisition opportunities, continued SEC filing expenditures, advertising and promotions for the new mark and logo adopted by Breda, and increased expenditures for national meetings and educational seminars attended by board members and management. General taxes paid by Breda decreased $8,214, or 5.1%, for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

     The net result of the operating services revenue and operating expenses was a decrease of $283,078, or 33.1%, in operating income for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000.

     Other  income  (expense)  decreased   $4,806,596,   or  84.7%,  during  the
     twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The decrease is attributable to the fact that there was no transaction during 2001 to correspond to the $5,018,714 gain which arose from the sale of a cellular investment during the twelve-month period ended December 31, 2000. Interest and dividend income decreased $116,524, or 25.3%, for the twelve-month period ended December 31, 2001 when compared to the twelve-month period ended December 31, 2000. Interest expense also decreased by $266,830, or 63.1%, when comparing the same twelve-month periods. While the decrease in interest and dividend income also decreased other income, the decrease in interest expense resulted in an increase in other income. Both the decrease in interest and dividend income and the decrease in interest expense resulted from Breda, Prairie Telephone and Tele-Services paying back $4,999,052 in long term debt to the Rural Telephone Finance Cooperative during the twelve-month period ended December 31, 2000. Investments were redeemed to pay approximately $2,100,000 of this $4,999,052 debt, which resulted in less investment revenue being generated for the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The $4,999,052 reduction in variable rate long-term debt also had the effect of reducing Breda's interest expense by a significant amount. Breda's interest income was also less in 2001 because of the significantly lower interest rates received on its investments during that time period as compared to the year 2000.

     Income from cellular investments decreased $60,736, or 9.0%, during the twelve-month period ended December 31, 2001, when compared to the twelve-month period ended December 31, 2000. The decrease is attributable to the fact that three cellular investment distributions totaling $674,204 were received during the twelve months ended December 31, 2000, while only $613,468 of cellular investment distributions were received during the twelve months ended December 31, 2001. A non-cellular investment distribution of $44,209 was received from the Alpine investment during the twelve-month period ended December 31, 2001, as compared to a $23,508 distribution for the twelve-month period ended December 31, 2000. The loss on the sale of investments decreased by $65,352 for the twelve-month period ended December 31, 2001. As noted previously in this discussion, investments were redeemed during the twelve-month period ended December 31, 2000 to pay off approximately $2,100,000 of RTFC long-term debt. Other items increased $36,495 for the twelve-month period ended December 31, 2001, when compared to the twelve month period ended December 31, 2000, and reflects income received from the sale of equipment and other miscellaneous income.

     Income taxes decreased $2,038,941 for the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000. The decrease resulted primarily from the fact that there was no transaction in the twelve months ended December 31, 2001 to correspond to the $5,018,714 taxable gain on the sale of a cellular investment that occurred during the twelve-month period ended December 31, 2000.

     Net income decreased $3,050,733, or 76.5%, for the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000. The decrease was primarily attributable to Breda having a net after tax reportable gain of approximately $3,066,434 from the sale of a cellular investment in the twelve-month period ended December 31, 2000, but no similar transaction during the twelve-month period ended December 31, 2000.

     Liquidity and Capital Resources at Twelve Months Ended December 31, 2001.

     Breda's net working capital was a positive $2,664,323 at December 2001. This represents an increase of $889,545 in net working capital from year-end 2000. Breda had an increase of $727,002 in current assets during the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000. The increase resulted from a $692,838 increase in cash and cash equivalents, and a $366,329 increase in temporary investments. These funds are being held for the possible redemption of additional shares of stock in Breda during the normal course of business, and for the payment of the construction of Breda's new corporate headquarters, which is scheduled for completion by late third quarter 2002. While inventories increased $970, and other current assets increased $94,882, those items were offset by a $167,090 decrease in accounts receivable and a $285,185 decrease in prepaid income taxes. The increase in other current assets of $94,882 reflects the prepayment of quarterly employee benefit premiums. There was not a corresponding prepayment amount at year end 2000. The decrease in accounts receivable is attributable to the receipt of National Exchange Carrier Association reimbursements and the write-off of the Qwest access underpayments as described earlier in this annual report. The $285,185 decrease in prepaid income taxes is attributable to the reduced estimated taxable income for the calendar year 2001. The taxable income for 2001 was decreased because there was no gain on the sale of a cellular investment during the twelve-month period ended December 31, 2001, to correspond to the $5,018,714 gain on the sale of a cellular investment which occurred during the twelve-month period ended December 31, 2000.

     Noncurrent assets, which mainly consist of longer-term investments, decreased $187,275 during the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000. On May 2, 2001, Prairie Telephone entered into a contractual agreement to advance $500,000 to Desktop Media, L.L.C. This transaction is shown as a Note Receivable for $451,502 at December 31, 2001, and for which there is no corresponding amount at December 31, 2000. The remaining $48,498 is reported as a 10% equity interest in Desktop Media, L.L.C. and is included in other investments. A corresponding $394,427 decrease in long-term investments and a $260,280 decrease in other investments offset this Desktop Media, L.L.C. transaction. The remainder of the overall decrease in noncurrent assets was caused by the amortization of intangibles and an increase in deferred income taxes.

     Breda's net working capital was a positive $2,664,323 at December 31, 2001, as compared to $1,774,778 at December 31, 2000. The $889,545 increase in working capital between the two time periods resulted mainly from the $164,557 decrease in accounts payable and the net increase in current assets as explained above. The accounts payable decrease between the twelve-month period ended December 31, 2001 and the twelve months ended December 31, 2000 resulted primarily because of a $116,794 plant under construction payable on December 31, 2000, which was paid before December 31, 2001, and the $31,070 reduction in the amount due to the National Exchange Carrier Association because of payments made during the twelve months ended December 31, 2001.

     Common stock had a net increase of $284,815 during the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000. This increase resulted primarily from two items. One was the $23 per share increase in outstanding shares value on May 16, 2001, and the other was a decrease in the number of outstanding shares through the redemption of 2,216 shares of common stock by Breda during the twelve-month period ended December 31, 2001. The decrease in retained earnings during the twelve-month period ended December 31, 2001, when compared to the twelve months ended December 31, 2000, is the net effect of the stated value stock adjustment of $851,483, the dividends paid in 2001 of $111,087, and the year-to-date net income as of December 31, 2001.

     Other.

     Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. Capital expenditures for 2000 and 2001 were, respectively, $726,922 and $624,270, and are currently expected to be approximately $1,341,490 in 2002.

     Breda anticipates that substantial expenditures will need to be made for software upgrades that will be necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed in 1994 in response to rapid advances in telecommunications technology, such as the implementation of digital technology and wireless services, that have threatened the ability of law enforcement officials to conduct authorized electronic surveillance. CALEA requires telecommunications carriers to modify their equipment, facilities, and services to ensure that they are able to comply with authorized electronic surveillance. The modifications were originally required to be completed by October 25, 1998, but in accord with an extension granted by the FCC, were generally to be completed by June 30, 2001. Industry associations requested that the FCC extend the June 30, 2001 deadline for wireline carrier compliance with CALEA until September 30, 2001. For the wireline, cellular, and broadband personal communications services carriers, implementation of a packet-mode capability and six Department of Justice/Federal Bureau of Investigation "punch list" capabilities were originally required to be completed by September 30, 2001. Industry associations, on behalf of their members, had requested a blanket extension from the FCC of the CALEA punchlist compliance deadline of September 30, 2001. The industry associations argued that since the FBI has not yet completed buy-out agreements with all manufacturers to pay for CALEA capability software and because the FCC had not begun any proceedings relating to the four-punchlist capabilities recently vacated and remanded by the D.C. Court of Appeals, most carriers would not be able to comply with the September 30, 2001 deadline.

     Breda also took action on its own behalf regarding its CALEA compliance by filing a Petition for Extension with the FCC on June 30, 2001 , asking for a two-year extension of the CALEA section 103 capability requirements. The extension was referred to as a section 107c extension. Breda's petition included a Flexible Deployment Guide, which provided the FBI with specific information about Breda's switch, the deployed generic, the date the switch will be CALEA compliant and the number of law enforcement interceptions Breda has had over the last four years. The FBI made a recommendation to the FCC which supported Breda's petition, and the FCC has granted Breda an extension for complying with the CALEA section 103 requirements until June 30, 2002. Breda anticipates seeking additional extensions.

     In August of 2001, the FBI released additional CALEA requirements for packet-mode communications, which include services such as DSL and ISDN. On September 28, 2001, the FCC released an order which sets out procedures for companies to supplement their CALEA section 107c petitions to include packet-mode communications. The supplemental section 107c petitions needed to be filed with the FCC by November 19, 2001. Breda was in compliance with the packet-mode requirements as of November 19, 2001. Given the recent conversion to Desktop Media, L.L.C. as its internet service provider, however, Breda is investigating any additional action that may be necessary on its part in order to maintain its adherence to the packet-mode requirements.

     Given the terrorist events of September 11, 2001, and the new focus on national security, however, Breda also anticipates that the FBI and the FCC will push for nationwide CALEA compliance as early as possible.

     Breda anticipates that the cost to upgrade Breda's, Prairie Telephone's and Westside Independent's software to become compliant with CALEA may be as much as $950,000.

     As of December 31, 2001, Breda had approximately $2,038,990 outstanding on its one remaining loan from the Rural Telephone Finance Cooperative. The loan is also discussed in Item 2 of this annual report. The interest rate on the loan was fixed on July 17, 1998, at 7.35% per annum. Prior to that date, the loan had a variable interest rate. The loan has a fifteen year term that matures in September, 2013. Breda and Prairie Telephone also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire on, respectively, December 1, 2005 and November 30, 2005. No amounts were outstanding under either of those lines of credit on December 31, 2001.

     Breda also plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will ever arise or that any such opportunities which do arise will fit into Breda's strategic plan. For example, Breda submitted a bid to acquire two independent telephone exchanges in September, 2001, but Breda was notified on November 7, 2001 that it was not the successful bidder for either of those exchanges.

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

     Breda has also become a member in Carroll County Wireless, L.L.C., which is a limited liability company which has purchased spectrum for providing personal communications services in Carroll County, Iowa. Breda has transferred its personal communications services licenses for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C.

     Personal communications services is a relatively new area in the telecommunications industry and includes wireless voice and data communication. Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda has transferred the personal communications services licenses it had acquired for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself may therefore never directly offer personal communications services. Breda and Prairie Telephone do not, in any event, contemplate offering any personal communications services for at least 1 to 3 years, primarily because those services must first be available in surrounding areas before Breda and Prairie Telephone can provide those services. Guthrie Group, L.L.C. and Carroll County Wireless, L.L.C. do not contemplate offering personal communications services for at least 1 to 3 years, for the same reasons. Breda estimates that it will take at least 1 to 3 years for the surrounding areas to build out their personal communications systems to the point where Breda, Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to those systems.

     Breda, Prairie Telephone and Westside Independent do not currently own spectrum for all of the telephone exchange service areas serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. The spectrum they do own is also limited to 10 MHz. As noted above, Breda has transferred the personal communications services licenses it had acquired for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. There is also no assurance that Guthrie
     Group, L.L.C. or Carroll County Wireless, L.L.C. will ever be able to acquire any additional spectrum. Also, Breda, Prairie Telephone, Westside Independent, Guthrie Group, L.L.C. and Carroll County Wireless, L.L.C. will face competition in providing personal communications services because no exclusive rights can be acquired with respect to personal communications services.

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

     During the month of July 2001, Breda and its subsidiaries offering Internet services converted feasible service areas to a virtual internet service product. This conversion allowed Breda to brand its Internet services as its own even though the underlying service provider had not changed. Breda reduced its pricing of Internet services and bundled Internet services with its long distance services in August of 2001 in order to attempt to compete at a lower price point for Internet services. On October 31, 2001, Breda converted its Internet customers on the virtual Internet service product to a new underlying Internet service provider, Desktop Media, L.L.C. As noted in the following paragraphs, Prairie Telephone is a part owner of Desktop Media, L.L.C. Breda hopes that these changes will allow Breda to compete more effectively in the Internet services market through the generation of cost savings in transport costs and help desk costs.

     On May 2, 2001, a new company called Desktop Media, L.L.C. was formed by a corporation named Desktop Media, Prairie Telephone and two other telephone companies. Desktop Media, L.L.C. is a Minnesota limited liability company. Under agreements signed in connection with the formation of Desktop Media, L.L.C., Prairie Telephone became a 10% owner of Desktop Media, L.L.C.

     Desktop Media, L.L.C. provides both dial-up and high-speed Internet access in south central Minnesota. Desktop Media, L.L.C. is a full-scale internet service provider, which also sells computer hardware and related services. Desktop Media, L.L.C. has filed applications to provide traditional telephone services as a competitive local exchange carrier. The overall business plan is based upon Desktop Media L.L.C. providing data local exchange carrier services. Desktop Media, L.L.C. has contracted to provide internet service provider support services to Prairie Telephone and the other two telephone companies who have invested in Desktop Media, L.L.C.

     Under the agreements, Prairie Telephone has advanced Desktop Media, L.L.C. $500,000 under a promissory note dated May 2, 2001. No interest or principal payments are required during the first year of the promissory note. In the second year of the promissory note, Desktop Media, L.L.C. will be required to pay interest only, which will include all interest deferred during the first year and interest accruing during the second year. On the first day of the 25th month following May 2, 2001, a principal payment of $12,000 plus interest will be due by Desktop Media, L.L.C. with a similar installment payment due on the first day of each month thereafter until the entire principal and interest accruing under the promissory note has been paid in full. Desktop Media, L.L.C. has the option of prepaying all or any part of the principal balance, or accrued interest, at any time without penalty.

     The promissory note has been guaranteed by the manager of Desktop Media, L.L.C. The manager of Desktop Media, L.L.C. has also guaranteed the loans made by the other two telephone companies who have invested in Desktop Media, L.L.C. There is also a management agreement between the manager and Desktop Media, L.L.C.

     There is no assurance that Desktop Media, L.L.C. will perform according to its business plan, and there is therefore no assurance that Prairie Telephone will ever receive any debt repayments or returns or other value from its investment in Desktop Media, L.L.C. One of the intended purposes of Prairie Telephone's relationship with Desktop Media, L.L.C. is to try to lower Breda's and its subsidiaries' costs of providing Internet services in order to allow Breda to compete at a lower price point for Internet services.

     As noted in Item 2 of this annual report, Breda is constructing a new corporate office building on land owned by Breda. The new site for the corporate office building is approximately two blocks away from the present site. The construction of the new corporate office building is currently anticipated to be completed in October of 2002, with an estimated total cost for the project not to exceed $500,000.

     Breda and its subsidiaries have and will continue to incur capital expenditures in connection with upgrading their telephone, cable and other equipment and systems.

     As an example, Breda upgraded its and its subsidiaries' financial system software in the third quarter of 2001. Breda needed to upgrade the software in order to be able to continue to receive support for the software from the provider of the software. Breda also contemplates converting the financial software utilized by Westside Independent to the same financial system software now utilized by Breda and its other subsidiaries in either the second or third quarter of 2002. The costs of the upgrades and conversions will not be material to Breda.

     Breda believes that its present cash position, along with its anticipated normal operating revenues in 2002, will generate sufficient working capital in 2002 for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

              [The rest of this page is intentionally left blank.]

Item 7. Financial Statements.




                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                        WITH INDEPENDENT AUDITORS' REPORT
                     Years Ended December 31, 2001 and 2000

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                                    CONTENTS

                                                                            Page
                                                                       ----

Independent Auditors' Report                                             51

Consolidated Financial Statements:

     Consolidated Balance Sheets                                    52 - 53

     Consolidated Statements of Income                                   54

     Consolidated Statements of Stockholders' Equity                     55

     Consolidated Statements of Cash Flows                               56

     Notes to Consolidated Financial Statements                     57 - 69

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.


Kiesling Associates, LLP
Emmetsburg, Iowa
February 1, 2002

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                            2001             2000
                                                        -----------      -----------
                                  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                              $ 1,797,415      $ 1,104,577
 Temporary investments                                      636,169          269,840
 Accounts receivable                                        536,378          703,468
 Interest receivable                                         75,058           50,800
 Prepaid income taxes                                        51,280          336,465
 Inventories                                                 93,028           92,058
 Other                                                      100,265            5,383
                                                        -----------      -----------
                                                          3,289,593        2,562,591
                                                        -----------      -----------

OTHER NONCURRENT ASSETS
 Long-term investments                                    2,494,073        2,888,500
 Other investments                                        2,545,827        2,806,107
 Intangibles, net of accumulated amortization             1,018,313        1,107,625
 Note receivable                                            451,502               --
 Deferred income taxes                                      218,837          113,595
                                                        -----------      -----------
                                                          6,728,552        6,915,827
                                                        -----------      -----------

PROPERTY AND EQUIPMENT                                    5,609,292        6,176,434
                                                        -----------      -----------


     TOTAL ASSETS                                       $15,627,437      $15,654,852
                                                        ===========      ===========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                          2001            2000
                                                                      -----------     -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                                    $   126,365     $   118,300
 Accounts payable                                                         199,675         364,232
 Accrued taxes                                                            141,439         134,611
 Other                                                                    157,791         170,670
                                                                      -----------     -----------
                                                                          625,270         787,813
                                                                      -----------     -----------

LONG-TERM DEBT, less current portion                                    1,912,625       2,038,990
                                                                      -----------     -----------


STOCKHOLDERS' EQUITY
 Common stock - no par value,  5,000,000  shares  authorized,  35,025 and 37,241 shares issued and outstanding at $258
   and $235 stated values, respectively                                 9,036,450       8,751,635
 Retained earnings                                                      4,053,092       4,076,414
                                                                      -----------     -----------
                                                                       13,089,542      12,828,049
                                                                      -----------     -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $15,627,437     $15,654,852
                                                                      ===========     ===========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2001 and 2000


                                                               2001              2000
                                                           -----------       -----------
OPERATING REVENUES                                         $ 5,884,244       $ 6,052,154
                                                           -----------       -----------

OPERATING EXPENSES
 Cost of services                                            2,275,848         2,234,958
 Depreciation and amortization                               1,128,785         1,101,022
 Selling, general, and administration                        1,908,031         1,861,516
                                                           -----------       -----------
                                                             5,312,664         5,197,496
                                                           -----------       -----------

OPERATING INCOME                                               571,580           854,658
                                                           -----------       -----------

OTHER INCOME (EXPENSES)
 Interest and dividend income                                  343,985           460,509
 Interest expense                                             (155,731)         (422,561)
 Loss on sale of investments                                    (1,909)          (67,261)
 Gains on sales of cellular and DBS investments                     --         5,018,714
 Income from cellular investments                              613,468           674,204
 Income from Alpine investment                                  44,209            23,508
 Other, net                                                     23,405           (13,090)
                                                           -----------       -----------
                                                               867,427         5,674,023
                                                           -----------       -----------

INCOME BEFORE INCOME TAXES                                   1,439,007         6,528,681
                                                           -----------       -----------

INCOME TAXES                                                   499,759         2,538,700
                                                           -----------       -----------

NET INCOME                                                 $   939,248       $ 3,989,981
                                                           ===========       ===========

NET INCOME PER COMMON SHARE                                $     26.03       $    106.39
                                                           ===========       ===========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2001 and 2000

                                                       Common Stock                 Retained
                                                  Shares           Amount           Earnings            Total
                                               ------------     ------------      ------------      ------------
Balance at December 31, 1999                         37,682     $  5,614,618      $  3,440,131      $  9,054,749

     Comprehensive Income:
       Net income                                                                    3,989,981         3,989,981

     Dividends paid                                                                   (113,046)         (113,046)

     Common stock redeemed, net                        (441)        (103,635)                           (103,635)

     Stated value stock adjustment                                 3,240,652        (3,240,652)
                                               ------------     ------------      ------------      ------------

Balance at December 31, 2000                         37,241        8,751,635         4,076,414        12,828,049

     Comprehensive Income:
       Net income                                                                      939,248           939,248

     Dividends paid                                                                   (111,087)         (111,087)

     Common stock redeemed, net                      (2,216)        (566,668)                           (566,668)

     Stated value stock adjustment                                   851,483          (851,483)
                                               ------------     ------------      ------------      ------------

Balance at December 31, 2001                         35,025     $  9,036,450      $  4,053,092      $ 13,089,542
                                               ============     ============      ============      ============

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000


                                                                        2001              2000
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $   939,248       $ 3,989,981
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                  1,128,785         1,101,022
       Amortization of investment tax credits                            (9,769)           (9,769)
       Deferred income taxes                                            (95,473)          (92,466)
       Gains on sales of cellular and DBS investments                        --        (5,018,714)
       Note receivable discount                                         (11,502)               --
       Equity losses in partnerships                                     13,395            12,868
       Changes in operating assets and liabilities:
           (Increase) decrease in assets                                332,166           269,417
           Increase (decrease) in liabilities                           (49,578)           78,795
                                                                    -----------       -----------
       Net cash provided by operating activities                      2,247,272           331,134
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                              (624,270)         (726,922)
     Cost of removing plant, net of salvage                              30,908                --
     Purchase of investments                                           (343,484)       (1,201,867)
     Proceeds from sale of investments                                  371,582         2,555,960
     Issuance of note receivable                                       (440,000)               --
     Purchase of other investments                                      (67,805)         (300,806)
     Sale in other investments                                          314,690                --
     Decrease in intangibles                                                 --            25,436
     Proceeds from sale of cellular investment                               --         5,226,034
                                                                    -----------       -----------
       Net cash provided by (used in) investing activities             (758,379)        5,577,835
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock redeemed                                             (566,668)         (103,635)
     Repayment of long-term debt                                       (118,300)       (4,999,052)
     Dividends paid                                                    (111,087)         (113,046)
                                                                    -----------       -----------
       Net cash used in financing activities                           (796,055)       (5,215,733)
                                                                    -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               692,838           693,236
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,104,577           411,341
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 1,797,415       $ 1,104,577
                                                                    ===========       ===========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The Breda Telephone Corporation is a provider of telecommunications exchange and local access services, cable television services, internet services and telecommunications equipment in a service area located primarily in western Iowa.

         The accounting policies of the Company and its subsidiaries conform to generally accepted accounting principles in the United States of America and reflect practices appropriate to the telephone and cable television industries. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent revenues and expenses. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the Company's telephone operations are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission (FCC) as modified by the state regulatory authority.

         The accounting records of the Company's cable television operations are maintained in accordance with the Uniform System of Accounts for Class A CATV Companies as prescribed by the National Association of Regulatory Utility Commissioners.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company, and Tele-Services, Ltd. (herein referred to as "the Company"). All material intercompany transactions have been eliminated in consolidation.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

         Inventories

         Inventories include both merchandise held for resale and materials and supplies. Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method. Materials and supplies are recorded at average cost.

         Property and Equipment

         Property and equipment are capitalized at original cost, including the capitalized cost of salaries and wages, materials, certain payroll taxes and employee benefits.

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

         Long-Lived Assets

         The Company would provide for impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current conditions, management does not believe any of its long-lived assets are impaired.

         Intangibles

         In 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Statement also broadens the criteria for recording intangible assets separate from goodwill.

         Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. Amortization of goodwill and other intangibles was approximately $89,000 in both 2001 and 2000. The Company has not yet evaluated the impact this statement will have on results of operations and financial position. During first quarter 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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

         Network access and long distance service revenues are derived from charges for access to the Company's local exchange network. The interstate portion of access revenues is based, in part, on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA) which is regulated by the FCC. The traffic sensitive portion of interstate access revenues is billed on an individual company access charge structure as approved by the FCC. The intrastate portion of access revenues is billed on an individual company tariff access charge structure based on expense and plant investment of the Company as approved by the state regulatory authority. The tariffs developed from these formulas are used to charge the connecting carrier and recognize revenues in the period the traffic is transported based on the minutes of traffic carried. Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at tariffed and contracted rates.

         Other revenues include contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed.

         The Company uses the reserve method to recognize uncollectible customer accounts.

         Reclassifications

         Certain   reclassifications  have  been  made  to  the  2000  financial statements to conform with the 2001 presentation.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 2.  TEMPORARY AND LONG-TERM INVESTMENTS

         The amortized cost and fair value of certificates of deposit and investments classified as held-to-maturity and available-for-sale are as follows:

                                                                        Gross            Gross
                                                      Amortized      Unrealized       Unrealized          Fair
                                                         Cost           Gains            Losses           Value
                                                     -----------     -----------      -----------      -----------
                 December 31, 2001

            Certificates of deposit                  $   350,000     $                $                $   350,000

            Held-to-Maturity:
               Municipal bonds                         2,739,846          49,492          (11,693)       2,777,645
               Government securities                      40,396             479                            40,875
                                                     -----------     -----------      -----------      -----------
                                                     $ 3,130,242     $    49,971      $   (11,693)     $ 3,168,520
                                                     ===========     ===========      ===========      ===========

                 December 31, 2000

            Certificates of deposit                  $   350,000     $                $                $   350,000

            Held-to-Maturity:
               Municipal bonds                         2,497,186          22,772          (23,003)       2,496,955
               U.S. Treasury notes                         5,000                             (139)           4,861
               Government securities                     266,745           1,249           (1,543)         266,451

            Available-for-Sale:
               Marketable equity securities               39,409                                            39,409
                                                     -----------     -----------      -----------      -----------
                                                     $ 3,158,340     $    24,021      $   (24,685)     $ 3,157,676
                                                     ===========     ===========      ===========      ===========

                                                        2001             2000
                                                     -----------     -----------
            Amounts classified as:
                 Current                             $   636,169     $   269,840
                 Noncurrent                            2,494,073       2,888,500
                                                     -----------     -----------
                                                     $ 3,130,242     $ 3,158,340
                                                     ===========     ===========

         Proceeds from sale of available-for-sale securities were $37,500 in 2001 and the gross realized loss on sale of available-for-sale securities totaled $1,909. There were no sales of available-for-sale securities during 2000.

         Certificates of deposit and investments classified as held-to-maturity at December 31, 2001, are summarized below by contractual maturity date:

                 Due in one year or less                         $   636,169
                 Due after one year through five years             1,168,645
                 Due after five years                              1,325,428
                                                                 -----------
                                                                     $ 3,130,242
                                                                 ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 3.  OTHER INVESTMENTS

         Other   investments   include   nonmarketable   equity  securities  and
         certificates, along with investments in partnerships, limited liability companies and joint ventures as follows:

                                                                          2001            2000
                                                                       ----------      ----------
            Alpine Communications, L.C                                 $  781,579      $  781,579
            Rural Telephone Finance Cooperative - certificates            196,003         502,889
            RSA #1, Ltd.                                                  348,542         348,542
            RSA #7, Ltd.                                                  144,049         144,049
            RSA #8, Ltd.                                                  310,491         310,491
            NECA Services, Inc. - stock                                   300,000         300,000
            Rural Telephone Bank - stock                                  165,789         165,789
            Quad County Communications                                    110,531         123,327
            Iowa Network Services - stock                                  78,705          78,705
            Carroll County Wireless, L.L.C                                 30,009          30,599
            Guthrie Group, L.L.C                                            9,129           9,137
            Desk Top Media, L.L.C                                          60,000              --
            Other                                                          11,000          11,000
                                                                       ----------      ----------
                                                                       $2,545,827      $2,806,107
                                                                       ==========      ==========

         The   Company   continues   to  have  a  15.8%   interest   in   Alpine
         Communications, L.C. (Alpine). The Alpine group operates several telephone exchanges in eastern Iowa.

         The Company's percentage interests in RSA #1, Ltd., RSA #7, Ltd. and RSA #8, Ltd. are 9.1%, 7.1% and 11.7%, respectively, at December 31, 2001. In addition, the Company owns a 16.7% interest in RSA #9, Ltd. partnership of which they have no original cash investment.

         Additionally, Westside Independent Telephone Company, a wholly-owned subsidiary of Breda Telephone Corporation, has a 33.33% ownership interest in Quad County Communications. This entity owns and operates a fiber optic network. Condensed financial data for Quad County Communications is as follows:

                                                       2001            2000
                                                    ---------       ---------

                Ordinary net loss                   $ (38,389)      $ (38,604)
                                                    =========       =========


                Current assets                      $  18,593       $  10,832
                Non-current assets                    322,667         368,988
                Current liabilities                     9,676           9,846
                Non-current liabilities                     0               0

         The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively. Both of these companies provide personal communication services (PCS). The operations of these entities are immaterial to the consolidated financial statements.

         During  2001,  the Company  obtained a 10%  interest in Desk Top Media,
         L.L.C. (Desk Top). Desk Top is a company primarily involved in providing internet services.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 3.  OTHER INVESTMENTS, (Continued)

         The investments in Quad County Communications, Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are being accounted for on the equity method. The remaining investments are accounted for on the cost method.

NOTE 4.  INTANGIBLES

         In 1998, the Company acquired 100% ownership of Westside Independent Telephone Company. The total cost of the acquisition exceeded the fair value of the net assets of Westside Independent Telephone Company by $1,178,472. This excess was recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Amortization expense recorded for both 2001 and 2000 was $78,604. Accumulated amortization as of December 31, 2001 and 2000 was $281,660 and $203,056,
         respectively.

         Additionally in 1998 Tele-Services, Ltd., a wholly-owned subsidiary of Breda Telephone Corporation, acquired 100% ownership of Westside Communications, Inc. The total cost of the acquisition exceeded the fair value of the net assets of Westside Communications, Inc. by $157,611. This excess was also recorded as goodwill and is being amortized on the straight-line basis over fifteen years. Amortization expense recorded for both 2001 and 2000 was $10,512. Accumulated amortization as of December 31, 2001 and 2000 was $37,666 and $27,154, respectively.

         During 2000, the Company transferred the PCS licenses, originally purchased for $28,825 and recorded in intangibles, to Carroll County Wireless, L.L.C. The net value transferred amounted to $25,631 and was recorded as a equity contribution to the new entity. No gain or loss was recorded on the transaction.

         During 1999, the Company purchased PCS licenses for $2,051, which are also included net of accumulated amortization within other noncurrent assets on the balance sheet. The costs are being amortized on the straight-line basis over ten years. Amortization expense recorded for both 2001 and 2000 was $195. Accumulated amortization as of December 31, 2001 and 2000 was $495 and $300, respectively.

NOTE 5.  NOTE RECEIVABLE

         The note receivable at December 31, 2001 represents a promissory note received from Desk Top Media, L.L.C. The note with an original balance of $451,502 matures in 2006 and reflects interest at 13%.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 6.  PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

                                                                    2001              2000
                                                                -----------       -----------
            Telephone Plant in Service:
                 Land                                           $    39,008       $    39,008
                 Buildings                                          731,772           729,372
                 Other general support assets                     1,419,467         1,295,196
                 Central office assets                            2,212,489         2,167,819
                 Cable and wire facilities                        4,134,895         4,091,520
                 Other plant and equipment                          693,482           691,000
                                                                -----------       -----------
                                                                  9,231,113         9,013,915
                                                                -----------       -----------

            Cable Television Plant in Service:
                 Franchise                                           32,992            32,992
                 Land                                                 8,586             8,586
                 Buildings                                          248,855           248,855
                 Towers, antennas and head end equipment          1,509,394         1,500,538
                 Cable and wire facilities                        1,573,524         1,567,952
                 Other plant and equipment                          193,470           189,320
                                                                -----------       -----------
                                                                  3,566,821         3,548,243
                                                                -----------       -----------

            Telemarketing Plant in Service                               --           281,538
                                                                -----------       -----------

                          Total property and equipment           12,797,934        12,843,696
                          Less accumulated depreciation           7,471,139         6,825,834
                                                                -----------       -----------
                                                                  5,326,795         6,017,862
                          Plant under construction                  282,497           158,572
                                                                -----------       -----------
                                                                $ 5,609,292       $ 6,176,434
                                                                ===========       ===========

         Depreciation on depreciable property resulted in composite rates of 8.1% and 8.0% for the years ended December 31, 2001 and 2000, respectively.

NOTE 7.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                    2001              2000
                                                                -----------       -----------
            Rural Telephone Finance Cooperative
                7.35% (Fixed Rate)                              $ 2,038,990       $ 2,157,290
                     Less current portion                          (126,365)         (118,300)
                                                                -----------       -----------
                                                                $ 1,912,625       $ 2,038,990
                                                                ===========       ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 7.  LONG-TERM DEBT, (Continued)

         The annual requirements for principal payments on long-term debt for the next five years are as follows:

                                                 Principal
                                                ----------

                       2002                     $  126,365
                       2003                        134,981
                       2004                        144,183
                       2005                        154,013
                       2006                        164,513

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

         The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until December 1, 2005 at a rate of 5.95% at December 31, 2001. No funds were advanced under the line at December 31, 2001.

         In addition, Prairie Telephone Company, Inc. a wholly-owned subsidiary of Breda Telephone Corporation, has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2005 at a rate of 5.95% at December 31, 2001. No funds were advanced under the line at December 31, 2001.

NOTE 8.  INCOME TAXES

         Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                                   2001            2000
                                                               -----------     -----------
            Federal income taxes:
                 Current tax expense                           $   446,358     $ 1,971,403
                 Deferred tax benefit                              (70,650)        (69,350)
                 Amortization of investment tax credits             (9,769)         (9,769)
            State income taxes:
                 Current tax expense                               158,643         669,532
                 Deferred tax benefit                              (24,823)        (23,116)
                                                               -----------     -----------
            Total income tax expense                           $   499,759     $ 2,538,700
                                                               ===========     ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 8.  INCOME TAXES, (Continued)

         Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                                   2001            2000
                                                                ----------      ----------
            Deferred Tax Liabilities
                 Federal                                        $  187,259      $  242,951
                 State                                              65,794          80,983
                                                                ----------      ----------
                     Total Deferred Tax Liabilities                253,053         323,934
                                                                ----------      ----------

            Deferred Tax Assets
                 Federal                                           374,364         360,981
                 State                                             131,534         120,327
                                                                ----------      ----------
                     Total Deferred Tax Assets                     505,898         481,308
                                                                ----------      ----------

                 Net Deferred Tax Asset                         $  252,845      $  157,374
                                                                ==========      ==========

            Current portion                                     $       --      $       --
            Long-term portion                                      252,845         157,374
                                                                ----------      ----------
                 Net Deferred Tax Asset                         $  252,845      $  157,374
                                                                ==========      ==========

         The tax provision differs from the expense that would result from applying the federal statutory rates to income before taxes as the result of state income taxes and the amortization of investment tax credits.

         Prepaid  income  taxes  of  $51,280  and  $336,465   appearing  on  the
         consolidated   balance   sheets  at   December   31,   2001  and  2000,
         respectively, reflect overpayments of estimated taxes.

         The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                                   2001            2000
                                                                ----------      ----------
            Statutory federal income tax rate                         34.0%           34.0%
            State income taxes, net of federal benefit                 9.6             9.2
            Amortization of investment tax credits                     (.1)            (.1)
            Dividends received deduction                              (1.6)            (.3)
            Tax exempt interest                                       (4.0)           (2.1)
            Other                                                     (3.2)           (1.8)
                                                                ----------      ----------
                 Effective income tax rate                            34.7%           38.9%
                                                                ==========      ==========

         The  Company  files  a   consolidated   tax  return   including   their
         subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 9.  OPERATING SEGMENTS INFORMATION

         The Company organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services and internet service provider (ISP) services. The LEC services segment provides telephone, data services and other services to customers in local exchanges. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The ISP services segment provides internet access to customers within the local exchanges and the surrounding areas. The Company also had telemarketing services that do not meet the quantitative threshold for a reportable segment. These services were discontinued during 2001.

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

                                                 Local                          Internet
                                               Exchange                         Service
                  2001                          Carrier       Broadcast         Provider          Other            Total
                  ----                       -----------     -----------      -----------      -----------      -----------
         Revenues and sales                  $ 3,957,357     $   998,675      $   761,999      $   166,213      $ 5,884,244
         Intersegment income
             and sales                                --              --               --               --               --
         Interest income                         334,872           9,113               --               --          343,985
         Interest expense                        155,731              --               --               --          155,731
         Depreciation and
             amortization                        713,366         328,005           75,249           12,165        1,128,785
         Income tax expense
             (benefit)                           661,885         (64,107)         (72,983)         (25,036)         499,759
         Segment profit (loss)                 1,097,629         (92,250)         (30,103)         (36,028)         939,248
         Segment assets                       13,336,272       1,536,731          805,410           39,782       15,718,195
         Expenditures for
             segment assets                      507,202          51,077           65,991               --          624,270

                  2000
                  ----

         Revenues and sales                  $ 4,080,514     $ 1,046,768      $   648,195      $   276,677      $ 6,052,154
         Intersegment income
             and sales                                --              --               --               --               --
         Interest income                         439,389          21,120               --               --          460,509
         Interest expense                        386,345          36,216               --               --          422,561
         Depreciation and
             amortization                        683,574         344,643           60,333           12,472        1,101,022
         Income tax expense
             (benefit)                         2,691,227         (72,155)         (56,547)         (23,825)       2,538,700
         Segment profit (loss)                 4,156,729        (103,833)         (28,630)         (34,285)       3,989,981
         Segment assets                       14,328,128       1,808,935          754,682           80,699       16,972,444
         Expenditures for
             segment assets                      515,655          47,429          162,116            1,722          726,922

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 9.  OPERATING SEGMENTS INFORMATION, (Continued)

            Reconciliation of Segment Information                   2001              2000
            -------------------------------------               ------------      ------------
         REVENUES:
              Total revenues for reportable segments            $  5,718,031      $  5,775,477
              Other revenues                                         166,213           276,677
                                                                ------------      ------------
                  Consolidated Revenues                         $  5,884,244      $  6,052,154
                                                                ============      ============

         PROFIT:
              Total profit for reportable segments              $    975,276      $  4,024,266
              Other profit (loss)                                    (36,028)          (34,285)
                                                                ------------      ------------
                  Net Income                                    $    939,248      $  3,989,981
                                                                ============      ============


         ASSETS:
              Total assets for reportable segments              $ 15,678,413      $ 16,891,745
              Other assets                                            39,782            80,699
              Elimination of intercompany receivables                (90,758)       (1,317,592)
                                                                ------------      ------------
                  Consolidated Assets                           $ 15,627,437      $ 15,654,852
                                                                ============      ============

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

         Noncash investing and financing activities included $121,030 during the year ended December 31, 2000, relating to plant and equipment additions placed in service during 2000, which are reflected in accounts payable at year end.

         Cash paid for interest, net of amounts capitalized for 2001 and 2000, totaled $155,731 and $422,561, respectively.

         Cash paid for income taxes for 2001 and 2000 totaled $367,241 and $2,435,069, respectively.

NOTE 11. NET INCOME PER COMMON SHARE

         Net income per common share for 2001 and 2000 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2001 and 2000 were 36,083 and 37,503, respectively.

NOTE 12. STOCK VALUE ADJUSTMENT

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 13. STOCK RESTRICTIONS

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

NOTE 14. EMPLOYEE BENEFIT PLAN

         The Company adopted for its employees who have met certain eligibility requirements, a defined benefit retirement and security program sponsored by the National Telephone Cooperative Association (NTCA). The plan calls for the Company to contribute 8.6% of each enrolled employees' annual gross salary. As a condition of participation, each participating employee must also contribute a minimum 3% of their annual gross salary. Contributions made by the Company totaled $80,538 and $84,797 for the years ended December 31, 2001 and 2000, respectively.

NOTE 15. CONCENTRATIONS OF CREDIT RISK

         The Company grants credit to local telephone service and cable television service customers, all of whom are located in the franchised service areas, internet customers and to telecommunications intrastate and interstate long distance carriers.

         The Company received 41% of its revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 15. CONCENTRATIONS OF CREDIT RISK, (Continued)

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 16. RELATED PARTY

         The Company receives commission revenue from RSA #9 Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2001 and 2000 were approximately $575,500 and $607,000, respectively.

NOTE 17. DISPOSITION OF CORPORATE BUILDING

         On September 12, 2001, the Company entered into a contract to sell its corporate building for $200,000. The Company received a cash deposit of $20,000 and the contract established payment terms. The Company anticipates receiving a promissory note for $180,000 at a rate of 7%. The note will be payable in four equal installments of $20,000, plus interest through 2005 and a final installment of $100,000 plus interest payable in 2006. The transaction is expected to close during fourth quarter 2002 and will result in an estimated before tax gain of $104,500.

NOTE 18. DISPOSITION OF CELLULAR AND DBS INVESTMENTS

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Breda has not had any change in its accountants during the last two fiscal years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

     Directors and Officers.
     The directors and executive officers of Breda are as follows:
         Name           Age        Position(s)
         ----           ---        -----------

     Dean Schettler      49        President and
                                    Director

     Clifford Neumayer   53        Vice-President and
                                    Director

     Larry Daniel        59        Secretary and
                                    Director

     Charles Thatcher    50        Director

     Roger Nieland       66        Director

     John Wenck          63        Director

     Dave Grabner        53        Director and
                                    Treasurer

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

     Larry Daniel has been the Secretary and a director of Breda since April, 1995. He was re-elected as a director at the May 16, 2001 annual meeting of the shareholders, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also held each of those positions with each of Breda's subsidiaries since April, 1995. Mr. Daniel is a self- employed farmer, and has been for at least the last five years.

     Charles (Chuck) Thatcher was elected as a director of Breda at the annual shareholders meeting which was held on May 16, 2001, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also served as a director of each of Breda's subsidiaries since May, 2001. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 17 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

     Roger Nieland has been a director of Breda since May, 2000. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2003. He has also served as a director of each of Breda's subsidiaries since May, 2000. Mr. Nieland is currently self-employed as a farmer, and has been for at least the last five years. Mr. Nieland has been a director of Iowa Ethanol Coop since September, 1994. Iowa Ethanol Coop organized the start-up of a corn milling plant in Glidden, Iowa. The corn milling plant operates under the name Iowa Corn Processors. Mr. Nieland has also served as a trustee for Wheatland Township, in Carroll County, Iowa.

     John Wenck has been a director of Breda since April, 1997. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2003. He has also served as a director of each of Breda's subsidiaries since April, 1997. Mr. Wenck is currently self-employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

     Dave Grabner has been a director of Breda since April, 1999, and the Treasurer of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2002. He has also been a director of each of Breda's subsidiaries since April, 1999, and the Treasurer of each of Breda's subsidiaries since May, 2001. Mr. Grabner is currently self-employed as an electrician, and has been for at least the last five years. He was also previously self-employed as a farmer.

     The number of directors for Breda is currently fixed at seven. Each of Breda's directors is elected to a three year term and until his or her successor is elected. The terms of the directors of Breda are staggered, so that three of the directors' terms expire in one year, two expire the next year, and two expire the following year. If a person has served for three consecutive terms as a director, that person must be off the board for at least one year before the person can again be elected as a director. Each director of Breda must also be a shareholder of Breda, and a director will automatically cease to be a director if he or she sells or transfers all of his or her shares of common stock in Breda. Each director must also be at least 18 years of age.

     The officers of Breda are elected annually by the board of directors at its annual meeting, and hold office until the next annual meeting of the board of directors and until their respective successors are chosen. Any officer may be removed by the board of directors at any time, with or without cause. Each officer must also be a director and a shareholder of Breda.

     Breda believes that two of its employees are and will continue to make a significant contribution to its business. Those employees are as follows:

                   Name            Age       Position
                   ----            ---       --------

          Robert J. Boeckman        41       Chief Operations Officer and
                                             Co-Chief Executive Officer

          Jane A. Morlok            48       Chief Financial Officer and
                                             Co-Chief Executive Officer

     Both Mr. Boeckman and Ms. Morlok are employed pursuant to employment agreements with Breda. Those employment agreements are discussed in Item 10 of this annual report.

     Mr. Boeckman has been employed by Breda in various capacities since May, 1982. Prior to January, 1995, he was Breda's assistant manager. He was the manager of Breda from January, 1995 to March, 1998, at which time he was given the title chief operating officer. His current titles are chief operations officer and co-chief executive officer.

     Ms. Morlok became the chief financial officer of Breda on March 30, 1998. Her current titles are chief financial officer and co-chief executive officer. Ms. Morlok was the assistant administrator/CFO of Manning Regional Healthcare Center in Manning, Iowa from July of 1987 until March 20, 1998. Her responsibilities in that position included budgeting, reimbursement and rate setting for the hospital and nursing home run by the Manning Regional Healthcare Center, as well as daily general ledger operations and IRS filings. She also provided similar services to several other affiliated corporations.

Item 10. Executive Compensation.

     Summary Compensation Table.

     The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's chief operations officer, in the 2001, 2000 and 1999 fiscal years. Mr. Boeckman's services as the chief operations officer of Breda are similar to those normally provided by the chief executive officer of an Iowa corporation.

                           Summary Compensation Table

     Name and                                   Other Annual    All Other
     Position            Year Salary(1) Bonus   Compensation(2) Compensation(3)
     --------            ---- --------- -----   --------------- ---------------
     Robert J. Boeckman, 2001 $81,853   $11,200    $2,370           $18,157
     Chief Operations    2000 $80,000   $2,000     $1,890           $15,703
     Officer             1999 $74,159   $ -0-      $ 617            $14,568

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

     Director Compensation.

     Since June, 2000, all of Breda's directors have received $125 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $100 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors. Breda's directors received $100 for each regular, special and conference call meeting in 1999 and through May, 2000. The vice president, secretary and treasurer also received an additional $25 per meeting in 1999 and 2000. The president received an additional $50 per meeting in 1999 and through May, 2000.

     Since June, 2000, all of Breda's directors have received $150 per day for all day meetings of the board of directors. The directors received $125 per day for all day meetings of the board of directors in 1999 and through May, 2000.

     Since June, 2000, all of Breda's directors have received $150 for each outside meeting attended by a director and which lasts over three hours. The directors received $125 for each such meeting in 1999 and through May, 2000. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the board of directors. Examples of outside meetings include conventions and city council meetings.

     Since October, 2001, directors who serve on a committee have received $150 for each committee meeting which does not coincide with another meeting of the board of directors.

     Breda's directors are also reimbursed for mileage and for any expenses paid by them on account of attendance at any meeting of the board of directors or other meetings attended by them in their capacity as a director of Breda.

     Breda's directors may also receive internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300. They were also entitled to receive internet access in 1999 and 2000.

     Employment Agreements.

     Breda entered into a new employment agreement with both Robert Boeckman and Jane Morlok on September 11, 2001. Breda does not believe that the employment agreements were materially different from Breda's prior employment agreements with Mr. Boeckman and Ms. Morlok, but each of the employment agreements did include compensation adjustments.

     Mr. Boeckman. Under the terms of Mr. Boeckman's employment agreement, he is employed in the capacity of chief operations officer and co-chief executive officer of Breda. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement.

     Mr. Boeckman's employment agreement will terminate on April 1, 2002. Breda may terminate the employment agreement if Mr. Boeckman is absent from his employment under the employment agreement by reason of illness or other incapacity for more than 26 consecutive weeks. Breda will pay Mr. Boeckman compensation during any such period of illness or incapacity in accordance with Breda's sick pay policy as then in effect. Breda may also terminate the employment agreement for cause upon five days written notice to Mr. Boeckman. The employment agreement provides that "for cause" includes, without limitation:

     o    Fraud or theft,

     o    Falsifying records,

     o    Refusal to carry out a specific order of the Board of Directors,

     o    Abuse, discrimination, or harassment of another employee,

     o    Unauthorized dissemination of records or information,

     o    Divulging confidential information,

     o    Possession of illegal drugs or weapons while on Breda property,

     o Conviction of a crime, the nature of which would be calculated to render an employee undesirable as a co-manager and detrimental to the best interests of Breda, and

     o    Using or  possessing  intoxicants  or  narcotics  of any kind while on
          Breda   premises  or  being  at  work  under  the  influence  of  such substances.

     Breda may also terminate the employment agreement at any time, without cause, by giving 30 days written notice to Mr. Boeckman. In this event, if requested by Breda, Mr. Boeckman shall continue to render his services and shall be paid his regular compensation up to the date of termination. In addition, Mr. Boeckman shall be paid on the date of termination a severance allowance equal to the amount remaining to be paid under the employment agreement.

     Mr. Boeckman may also terminate the employment agreement, at any time, by giving 60 days notice to Breda. In this event, Breda shall pay Mr. Boeckman his compensation up to the date of termination, but Mr. Boeckman shall not be entitled to any severance payment and will not be considered for any performance bonus.

     If Mr. Boeckman's employment terminates by reason of his death, Breda is only obligated to make whatever payments may be required under its pension plan.

     Mr. Boeckman's yearly salary under the employment agreement is $82,560. Mr. Boeckman may also receive a bonus under the employment agreement. The employment agreement includes an attachment which sets forth some guidelines which may be followed by the board of directors in determining whether a bonus will be given and the amount of the bonus, but the employment agreement provides that the final determination as to the amount of the bonus rests solely in the discretion of the board of directors.

     The employment agreement also provides that Mr. Boeckman shall be entitled to all employee benefits extended to all full time employees of Breda. Some of those benefits currently include health insurance, life insurance, disability insurance, cellular phone service, a clothing allowance, free local telephone service, free internet access and free basic cable service. Breda will also contribute an amount equal to 8.6% of Mr. Boeckman's annual gross salary to the defined benefit retirement and security program which is sponsored by the National Telephone Cooperative Association. Breda will also provide Mr. Boeckman with the pre-retirement death benefit that is available through the National Telephone Cooperative Association. Mr. Boeckman is also reimbursed for all reasonable and appropriate expenses incurred in carrying out his duties under the employment agreement.

     Mr. Boeckman's employment agreement includes a limited noncompete covenant and confidential information covenant.

     Ms. Morlok. Ms. Morlok's employment agreement is similar to Mr. Boeckman's employment agreement. The primary differences between Ms. Morlok's employment agreement and Mr. Boeckman's employment agreement are as follows:

          o Ms. Morlok's capacities under her employment agreement are chief financial officer and co-chief executive officer.

          o Ms. Morlok's annual salary under her employment agreement is $75,000.

     As noted above, both Mr. Boeckman's and Ms. Morlok's employment agreement will terminate by its terms on April 1, 2002. Breda will therefore need to negotiate an extension of the current employment agreements or new employment agreements with Mr. Boeckman and Ms. Morlok prior to that date. Breda does not anticipate any break in service for either Mr. Boeckman or Ms. Morlok.

     Breda does not have any written employment agreements with any officers or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Breda is only authorized to issue common stock.

     The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2002 by:

          o    each of  Breda's  directors;

          o    each of Breda's officers;

          o    the person employed by Breda as its chief operations officer; and

          o all directors and officers of Breda and the chief operations officer of Breda as a group.

                            Security Ownership Table

     Name and Address of
     Beneficial Owner                   Number of Shares    Percentage Ownership
     ----------------                   ----------------    --------------------

     Dean Schettler                            30                  .086%
     16326 120th St.
     Breda, Iowa 51436

     Clifford Neumayer                         181                 .517%
     11846 Ivy Avenue
     Breda, Iowa 51436

     Larry Daniel                              2                   .006%
     15731 Robin Avenue
     Glidden, Iowa 51433

     Roger Nieland                             110*                .314%
     13312 Eagle Avenue
     Breda, Iowa 51436

     John Wenck                                6                   .017%
     23909 140th St.
     Carroll, Iowa 51401

     Charles Thatcher                          2**                 .006%
     15053 Granite Avenue
     Breda, Iowa 51436

     Dave Grabner                              55***               .157%
     11098 130th Street
     Breda, Iowa 51436

     Robert Boeckman                           30                  .085%
     23678 150th Street
     Carroll, Iowa 51401

     All directors and officers                416                1.188%
     and the chief operations
     officer as a group (8 persons)

     * Forty-three of these shares are held by Mr. Nieland's spouse.

     ** One of these shares is held by Mr. Thatcher's spouse.

     *** One of these shares is held by Mr. Grabner's spouse.

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

     (b) Breda did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BREDA TELEPHONE CORP.


Date: March 29, 2002                    By: /s/ Dean Schettler
                                            ------------------------------------
                                        Dean Schettler, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer                         By: /s/ Larry Daniel
    ------------------------------------              --------------------------
    Clifford Neumayer, Vice-President                 Larry Daniel, Secretary
    and Director                                      and Director
Date:  March 29, 2002                             Date:  March 29, 2002


By: /s/ Roger Nieland                             By: /s/ John Wenck
    ------------------------------------              --------------------------
    Roger Nieland, Director                           John Wenck, Director
Date:  March 29, 2002                             Date:  March 29, 2002


By: /s/ Dean Schettler                            By: /s/ Dave Grabner
    ------------------------------------              --------------------------
    Dean Schettler, President                         Dave Grabner, Treasurer
    and Director                                      and Director
Date:  March 29, 2002                             Date:  March 29, 2002


By: /s/ Charles Thatcher                          /s/ Robert J. Boeckman
    ------------------------------------              --------------------------
    Charles Thatcher, Director                        Robert J. Boeckman, Chief
                                                      Operations Officer
Date:  March 29, 2002                             Date:  March 29, 2002


                                                  /s/ Jane Morlok
                                                      --------------------------
                                                      Jane Morlok, Chief
                                                      Financial Officer
                                                  Date: March 29, 2002

                                  EXHIBIT INDEX Exhibits to Form 10-KSB of Breda
                Telephone Corp.
                  for the Fiscal Year Ended December 31, 2001

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

     10.  Material Contracts.

          (a) Employment Agreement dated September 11, 2001 between Breda and Robert Boeckman. (Filed as Exhibit 10.1 to Breda's Form 10-QSB for the quarterly period ended September 30, 2001, and incorporated herein by this reference.)

          (b) Employment Agreement dated September 11, 2001 between Breda and Jane Morlok. (Filed as Exhibit 10.2 to Breda's Form 10-QSB for the quarterly period ended September 30, 2001, and incorporated herein by this reference.)

     21.  Subsidiaries of the Registrant.

          (a)  List  of   Subsidiaries.   (Filed  as   Exhibit   21  to  Breda's
               Registration Statement on Form 10-SB, and incorporated herein by this reference.)