Form 10QSB
period 2002-03-31
BREDA TELEPHONE CORP
filed 2002-05-15
CIK 1084448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to __________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,781 shares of common stock, no par value, at March 31, 2002.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              For the Three Months
                          Ended March 31, 2002 and 2001
                      and the Year Ended December 31, 2001

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                         2002          2001
                                                     (Unaudited)   (As restated)
                                                     -----------   -------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 1,620,897   $ 1,797,415
  Temporary investments                                  516,888       636,169
  Accounts receivable                                    458,696       536,378
  Interest receivable                                     90,978        75,058
  Prepaid income taxes                                        --        51,280
  Inventories                                             95,995        93,028
  Other                                                  118,492       100,265
                                                     -----------   -----------
                                                       2,901,946     3,289,593
                                                     -----------   -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                3,039,718     2,494,073
  Other investments:
    Investments in unconsolidated
      affiliates at equity                             2,765,954     2,489,639
    Long-term investments at cost                        804,164       811,497
  Intangibles, net of accumulated amortization           898,368     1,018,313
  Note receivable                                        455,958       451,502
                                                     -----------   -----------
                                                       7,964,162     7,265,024
                                                     -----------   -----------

PROPERTY AND EQUIPMENT                                 5,545,356     5,609,292
                                                     -----------   -----------

      TOTAL ASSETS                                   $16,411,464   $16,163,909
                                                     ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                         2002          2001
                                                     (Unaudited)   (As restated)
                                                     -----------   -------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $   126,365    $   126,365
   Accounts payable                                      228,467        199,675
   Accrued taxes                                         216,869        141,439
   Other                                                 210,590        157,791
                                                     -----------    -----------
                                                         782,291        625,270
                                                     -----------    -----------

LONG-TERM DEBT, less current portion                   1,881,811      1,912,625
                                                     -----------    -----------

DEFERRED CREDITS                                          72,348        114,564
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock - no par value, 5,000,000 shares
     authorized, 34,781 and 35,025
     shares issued and outstanding
     at $258 stated value, respectively                8,973,498      9,036,450
   Retained earnings                                   4,701,516      4,475,000
                                                     -----------    -----------
                                                      13,675,014     13,511,450
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $16,411,464    $16,163,909
                                                     ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001

                                                       2002             2001
                                                   (Unaudited)     (As restated)
                                                   -----------      -----------

OPERATING REVENUES                                 $ 1,439,031      $ 1,569,437
                                                   -----------      -----------

OPERATING EXPENSES
   Cost of services                                    541,581          598,372
   Depreciation and amortization                       251,726          278,658
   Selling, general and administration                 511,645          537,417
                                                   -----------      -----------
                                                     1,304,952        1,414,447
                                                   -----------      -----------

OPERATING INCOME                                       134,079          154,990
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
   Interest and dividend income                         64,996           51,246
   Interest expense                                    (37,556)         (39,640)
   Income from equity investments                      298,683          189,781
   Other, net                                            1,533              245
                                                   -----------      -----------
                                                       327,656          201,632
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                             461,735          356,622
                                                   -----------      -----------

INCOME TAXES                                           164,451          124,276
                                                   -----------      -----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                297,284          232,346
                                                   -----------      -----------

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE, NET OF TAX                                  (70,768)              --
                                                   -----------      -----------

NET INCOME                                         $   226,516      $   232,346
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:

 INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                               $      8.53      $      6.27
                                                   ===========      ===========

 NET INCOME                                        $      6.50      $      6.27
                                                   ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Common Stock                 Retained
                                                   Shares             Amount           Earnings              Total
                                                ------------       ------------       ------------       ------------
Balance at December 31, 2000 (as restated)            37,241       $  8,751,635       $  4,289,997       $ 13,041,632

  Comprehensive Income:
    Net income, (as restated)                                                            1,147,573          1,147,573

  Dividends paid                                                                          (111,087)          (111,087)

  Common stock redeemed, net                          (2,216)          (566,668)                             (566,668)

  Stated value stock adjustment                                         851,483           (851,483)
                                                ------------       ------------       ------------       ------------

Balance at December 31, 2001,
  (as restated)                                       35,025          9,036,450          4,475,000         13,511,450

  Comprehensive Income:
    Net income                                                                             226,516            226,516

  Common stock redeemed, net                            (244)           (62,952)                              (62,952)
                                                ------------       ------------       ------------       ------------

Balance at March 31, 2002                             34,781       $  8,973,498       $  4,701,516       $ 13,675,014
                                                ============       ============       ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001

                                                                             2002              2001
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income, as restated                                                $   226,516       $   232,346
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                              251,726           278,658
   Amortization of investment tax credits                                      (2,443)           (2,443)
   Deferred income taxes                                                      (39,773)          (34,858)
   Cumulative effect of accounting change                                     119,945                --
   Note receivable discount                                                    (4,456)               --
   Equity income in unconsolidated affiliates, net of distributions
     received of $17,367 and $238,896 in 2002 and 2001, respectively         (281,315)           52,314
   Changes in operating assets and liabilities:
      (Increase) decrease in assets                                            91,848           214,277
      Increase (decrease) in liabilities                                      162,021            38,188
                                                                          -----------       -----------
   Net cash provided by operating activities                                  524,069           778,482
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (187,790)          (48,833)
   Purchase of investments                                                   (630,237)          (83,040)
   Proceeds from the sale of investments                                      203,873            12,868
   Sale of other investments                                                    7,333           314,692
                                                                          -----------       -----------
     Net cash provided by (used in) investing activities                     (606,821)          195,687
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock redeemed                                                      (62,952)          (49,820)
   Repayment of long-term debt                                                (30,814)          (28,847)
                                                                          -----------       -----------
     Net cash used in financing activities                                    (93,766)          (78,667)
                                                                          -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (176,518)          895,502
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,797,415         1,104,577
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,620,897       $ 2,000,079
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                             $    37,556       $    39,640
     Income taxes                                                         $        --       $        --

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001. As explained in note 6, during the first quarter of 2002, the company has adopted the equity method of accounting for certain investments, accordingly the 2001 financial statements have been restated in accordance with generally accepted accounting principles.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ending March 31, 2002 are not necessarily indicative of the operating results of the entire year.

      Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentations.

NOTE 2. OPERATING SEGMENTS

      The Company organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services and internet service provider (ISP) services. The LEC services segment provides telephone, data services and other services to customers in local exchanges. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The ISP services segment provides internet access to customers within the local exchanges and the surrounding areas. The Company also had telemarketing services that do not meet the quantitative threshold for a reportable segment. These services were discontinued during fourth quarter 2001.

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

                                                   Local                          Internet
                                                 Exchange                         Service
                                                  Carrier        Broadcast        Provider           Other            Total
                                                 ----------      ----------       ----------       ----------       ----------
          Three months ended
            March 31, 2002

      Revenues
            External customers                   $1,012,635      $  244,382       $  182,014       $       --       $1,439,031
            Intersegment                                 --              --               --               --               --
              Segment profit (loss)                 355,162        (108,929)         (17,166)          (2,551)         226,516

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

                                                   Local                          Internet
                                                 Exchange                         Service
                                                  Carrier        Broadcast        Provider           Other            Total
                                                 ----------      ----------       ----------       ----------       ----------
       Three months ended
         March 31, 2001
         (As restated)

      Revenues
             External customers                  $1,046,780      $  252,681       $  189,179       $   80,797       $1,569,437
             Intersegment                                --              --               --               --               --
               Segment profit (loss)                274,502         (26,816)         (13,090)          (2,250)         232,346

           Reconciliation of Segment Information

                                                        Three months ended
                                                      March 31,      March 31,
                                                        2002           2001
                                                    (Unaudited)   (As restated)
                                                    -----------    -----------
      REVENUES:
           Total revenues for reportable segments   $ 1,439,031    $ 1,488,640
           Other revenues                                    --         80,797
           Elimination of intersegment revenues              --             --
                                                    -----------    -----------
               Consolidated Revenues                $ 1,439,031    $ 1,569,437
                                                    ===========    ===========

      PROFIT:
           Total profit for reportable segments     $   229,067    $   234,596
           Other profit (loss)                           (2,551)        (2,250)
           Non-operating segment                             --             --
           Minority interest                                 --             --
                                                    -----------    -----------
               Net Income                           $   226,516    $   232,346
                                                    ===========    ===========

NOTE 3. NET INCOME PER COMMON STOCK

      Net income per common share for March 31, 2002 and 2001 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2002 and 2001 are 34,843 and 37,029, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

      In May 2001, the board of directors authorized a $23 increase in the stated value of each share of common stock from $235 to $258. There were 37,021 shares outstanding at the time of the value adjustment, which reduced retained earnings by $851,483.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CUMMULATIVE EFFECT OF ACCOUNTING CHANGE

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

      The nonamortization provisions of the Statement will not impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles acquired subsequent to June 30, 2001, will not be amortized. Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives has ended. During first quarter 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Fair value was determined using discounted cash flow forecasts. The Company has determined the goodwill related to the purchase price of Westside Communications, Inc., which is a component of the broadcast segment, was impaired and $70,768, net of tax has been written off during the quarter ending March 31, 2002. Intangible amortization for the three months ended March 31, 2001 was $22,328, ($.60 per share).

NOTE 6. OTHER INVESTMENTS

      INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

      Investments in unconsolidated affiliates are recorded on the equity method. Earnings for these equity investments are included for periods ended within up to three months of the date of the Consolidated Statement of Income.

      These investments in partnerships, limited liability companies and joint ventures are as follows:

                                                  March 31,     December 31,
                                                    2002           2001
                                                 ----------     ----------

      Alpine Communications, L.C                 $  782,900     $  819,147
      RSA #1, Ltd.                                  616,754        505,728
      RSA #7, Ltd.                                  246,691        209,646
      RSA #8, Ltd.                                  380,156        319,068
      RSA #9, Ltd.                                  597,986        486,381
      Quad County Communications                    107,329        110,531
      Carroll County Wireless, L.L.C                 25,009         30,009
      Guthrie Group, L.L.C                            9,129          9,129
                                                 ----------     ----------
                                                 $2,765,954     $2,489,639
                                                 ==========     ==========

      The Company has a 15.8% interest in Alpine Communications, L.C. (Alpine). The Alpine group operates several telephone exchanges in eastern Iowa. The Company's percentage interests in RSA #1, Ltd., RSA #7, Ltd., RSA #8, Ltd. and RSA #9, Ltd. are 9.1%, 7.1%, 11.7% and 16.7%, respectively, at March 31, 2002 and December 31, 2001.

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

NOTE 6. OTHER INVESTMENTS, (Continued)

      The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively. Both of these companies provide personal communication services (PCS). The operations of these entities are immaterial to the consolidated financial statements.

      INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

      Condensed consolidated financial data for Alpine, RSA #1, RSA #7, RSA #8, RSA #9 and Quad County is as follows:

                                                March 31,        March 31,
                                                  2002             2001
                                              -----------      -----------

      Net income                              $ 2,505,791      $ 1,495,416
                                              ===========      ===========

      Current assets                          $11,172,773      $10,430,254
      Non-current assets                       28,210,923       25,699,074
      Current liabilities                       7,237,619        5,964,559
      Non-current liabilities                  11,839,552       13,597,177

      During first quarter 2002, the Company changed its method of accounting for the investments in Alpine, RSA #1, RSA #7, RSA #8 and RSA #9, from the cost method to the equity method. Accordingly, retained earnings at December 31, 2000, net income for 2001, and the first quarter ended March 31, 2001 have been restated by $213,583, $208,325 and $(30,866), respectively.

      LONG-TERM INVESTMENTS AT COST

      Long-term investments at cost included non-marketable equity securities and certificates as follows:

                                                   March 31,     December 31,
                                                     2002           2001
                                                   --------       --------

      NECA Services, Inc. - stock                  $300,000       $300,000
      Rural Telephone Finance
          Cooperative - certificates                188,670        196,003
      Rural Telephone Bank - stock                  165,789        165,789
      Iowa Network Services - stock                  78,705         78,705
      Desk Top Media, L.L.C                          60,000         60,000
      Other                                          11,000         11,000
                                                   --------       --------
                                                   $804,164       $811,497
                                                   ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

      There was a decrease in total operating revenues for the three-month period ended March 31, 2002, when compared to the same period in 2001, of $130,406, or 8.3%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

      Local exchange carrier services revenue decreased $34,145, or 3.3%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous income. Those four components are discussed in the following four paragraphs.

      Local network services revenue decreased $2,190, or 1.5%, for the three-month period ended March 31, 2002, when compared to the same three-month period in 2001. The decrease resulted from the closure of Pacific Junction's telemarketing center on July 26, 2001. Breda received local services revenue on approximately 70 telemarketing call center lines for the three-month period ended March 31, 2001, but there was no corresponding revenue for the three-month period ended March 31, 2002.

      Network access revenue decreased $14,701, or 2.3%, when comparing the three-month period ended March 31, 2002, to the three-month period ended March 31, 2001. The decrease was due primarily to the reduction of access revenues for the three-month period ended March 31, 2001, which resulted from the closing of Pacific Junction's telemarketing center on July 26, 2001. Pacific Junction's telemarketing calls had generated an average of approximately $4,400 per month in access revenues for Breda. Breda does not believe that Pacific Junction's telemarketing center will ever be reopened, so no future access revenues will be generated from Pacific Junction's telemarketing calls.

      Billing and collection services revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The revenues from billing and collection services decreased $4,929, or 30.1%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. The decrease is attributable to the fact that carriers, such as AT&T, are performing more of their own billing and collection work.

      Miscellaneous revenue decreased $12,325, or 4.8%, for the three-month period ended March 31, 2002, when compared with the three-month period ended March 31, 2001. The decrease in miscellaneous revenue resulted primarily from decreased cellular service commissions and cellular accessories revenue. Cellular sales decreased by almost $43,000 when comparing the two three-month periods. Breda believes the decrease is attributable to the economic slowdown that occurred after the terrorist attacks on September 11, 2001. The decrease in cellular related revenues was, however, partially offset by revenues generated from new services, such as the sale of key systems for business applications.

      Broadcast services revenue decreased $8,299, or 3.3%, when comparing the three-month period ended March 31, 2002, to the three-month period ended March 31, 2001. The decrease was directly attributable to a 3.0% decrease in the customer base when comparing the two three-month periods. Breda believes the decrease in the customer base resulted from competition from satellite dish providers and declining population bases in the small rural communities where Breda's broadcast systems are located.

      There was a decrease in Internet services revenue for the three-month period ended March 31, 2002, when compared to the same period in 2001, of $7,165, or 3.8%. Breda's Internet customer base increased 6.9% for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001, but the revenue decrease is attributable to Breda reducing its pricing of monthly Internet services by $3.05/customer/month for those customers not receiving bundled services, and to Breda's bundling Internet services with its long distance services at a discounted price. There was, however, also a 24.7% decrease in the associated expenditures to provide those services to Internet customers, resulting in a positive impact on operating income. As is discussed elsewhere in this report, Breda switched to a new underlying Internet service provider in October of 2001 in order to allow Breda to further reduce costs. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow.

      Telemarketing services revenue is reported as other services revenue, and it decreased $80,797, or 100.0%, when comparing the three-month period ended March 31, 2002, to the same period in 2001. The decrease resulted from the closing of Pacific Junction's telemarketing center on July 26, 2001. The telemarketing center has not been operational since that date, and it is unlikely that the telemarketing center will again become operational.

      There was a decrease in total operating expenses of $109,495, or 7.7%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. The components making up operating expenses are cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services expenses decreased $56,791, or 9.5%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. The cost of services components are plant specific operations, plant non-specific operations, programming, and Internet costs, and those components are discussed in the following four paragraphs.

      There was a decrease of $16,503, or 4.2%, in plant specific operations expense when comparing the three-month period ended March 31, 2002, to the three-month period ended March 31, 2001. The decrease was primarily attributable to a decrease of approximately $36,000 in cellular operating expense for such items as inventory, personnel costs, and other expense. Those expenses were higher in the three-month period ended March 31, 2001, because of the increased cellular sales in that period. Increases in repairs for central office equipment and in subscriber carrier expense offset some of the decrease in cellular operating expense for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. There was no plant specific expense for Pacific Junction for the three-month period ended March 31, 2002, as compared to the $10,386 in such expense for Pacific Junction in the three-month period ended March 31, 2001. As noted previously, Pacific Junction's telemarketing center has not been in operation since July 26, 2001.

      Plant nonspecific operations expense decreased $19,843, or 55.0%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. The decrease is mainly accounted for by rate and volume decreases in utilities and postage.

      There was an increase of $872, or 1.1%, in programming expense for cable TV services when comparing the three-month period ended March 31, 2002, with the three-month period ended March 31, 2001. The increase resulted from increases in programming fees.

      Internet costs decreased $21,317, or 24.7%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. The decrease is directly attributable to the reduction in costs of providing Internet services to the customer base. These costs include rental of fiber lines, help desk and customer services fees from the underlying Internet service provider, and internal costs to provide customer service and billing service to additional customers. As discussed below in this report, Breda changed its underlying Internet service provider on October 31, 2001 in order to reduce its costs to provide Internet service.

      Depreciation and amortization expense decreased $26,932, or 9.7%, for the three-month period ended March 31, 2002, when compared to the same period in 2001. Breda allocated part of the purchase price paid for Westside Independent Telephone Company and its cable TV subsidiary in 1998 to goodwill. Effective January 1, 2002, however, generally accepted accounting principles established by the Financial Accounting Standards Board no longer allow the expensing, or amortizing, of a portion of this goodwill over a fifteen-year period. Approximately $23,000 of the decrease in depreciation and amortization expense for the three-month period ended March 31, 2002, is attributable to the termination of this expense amortization. The remaining decrease in depreciation and amortization expense is attributable to the fact that there was no depreciation expense for Pacific Junction during the three months ended March 31, 2002 since Pacific Junction's telemarketing center was not in operation during that time period.

      Selling, general and administrative expenses decreased $25,772, or 4.8%, for the three-month period ended March 31, 2002, when compared to the same period in 2001. There was an increase of $9,789, or 4.7%, in customer operations when comparing these two three-month time periods. The increase in customer operations resulted primarily from increased labor and benefit costs which occurred due to the adding of a supervisory position to this department in August 2001. Corporate operations decreased $28,125, or 9.8%, during the three-month period ended March 31, 2002 when compared to the three-month period ended March 31, 2001. The decrease in corporate operations resulted from the elimination of a supervisory position in early 2002, and the reduction in professional fees. General taxes paid by Breda decreased $7,436, or 18.7%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

      The net result of the operating services revenue and operating expenses was a decrease of $20,911, or 13.5%, in operating income for the three-month period ended March 31, 2002, when compared to the same three-month period in 2001.

      Other income (expense) increased $126,024, or 62.5%, during the three-month period ended March 31, 2002, when compared to the same three-month period in 2001. Interest and dividend income increased $13,750, or 26.8%, when comparing the three-month periods. The increase in interest and dividend income was mainly the result of increased funds drawing interest in temporary and long-term investments. Interest expense decreased $2,084, or 5.3%, when comparing the same three-month periods. The decrease in interest expense was the result of the quarterly principal payments reducing the overall debt on which interest is paid in the following quarters. Breda did not undertake any additional debt during the three-month period ended March 31, 2002.

      Income from equity investments increased $108, 902, or 57.4%, during the three-month period ended March 31, 2002, when compared to the same three-month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its Alpine investment on the equity method. The corresponding three-month period ended March 31, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on

      Breda's income statement for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001, is a reflection of the overall increase in the net operating income of these investments.

      Income before income taxes increased $105,113, or 29.5%, for the three month-period ended March 31, 2002, when compared to the three-month period ended March 31, 2001. Income taxes increased $40,175, or 32.3%, during the same comparative three-month periods. Income before cumulative effect of accounting change increased $64,938, or 27.9%, for the three-month period ended March 31, 2002, when compared to the three-month period ended March 31, 2001.

      A new line item reported as cumulative effect of accounting change, net of tax, decreased Breda's income by $70,768 during the three-month period ended March 31, 2002, when compared to the three-month period March 31, 2001. This net of tax item is impairment of goodwill expense for which there was no corresponding entry during the three-month period ended March 31, 2001. The Financial Accounting Standards Board issued Financial Accounting Statement No. 144 in August 2001 relating to the treatment of goodwill, and these accounting principles are incorporated into Breda's financial statement beginning January 1, 2002. As noted previously in the discussion on the decrease in Breda's depreciation and amortization expense for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 144 requires that Breda 1) recognize an impairment loss only if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, and 2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the $70,768 net-of-tax, impairment expense is Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which is in excess of the fair value of that asset based on discounted cash flow valuation.

      Net income decreased $5,830, or 2.5%, for the three-month period ended March 31, 2002, when compared to the same period in 2001.

      Liquidity and Capital Resources at Twelve Months Ended December 31, 2001.

      Breda's net working capital was a positive $2,664,323 at December 31, 2001. Breda had an increase of $727,002 in current assets during the twelve-month period ended December 31, 2001. The increase resulted from a $692,838 increase in cash and cash equivalents, and a $366,329 increase in temporary investments. These funds were being held for the possible redemption of additional shares of stock in Breda during the normal course of business, and for the payment of the construction of Breda's new corporate headquarters, which is scheduled for completion by late third quarter 2002. While inventories increased $970, and other current assets increased $94,882, those items were offset by a $167,090 decrease in accounts receivable and a $285,185 decrease in prepaid income taxes. The increase in other current assets of $94,882 reflected the prepayment of first quarter 2002 employee benefit premiums, which had been paid at year-end 2001. There was a decrease in accounts receivable that was attributable to the receipt of National Exchange Carrier Association reimbursements, and the one-time write-off of Qwest access underpayments because of the strong likelihood that those access fees would never be received. The amount written off by Breda and its subsidiaries as of December 31, 2001 with respect to Qwest's underpayment of access charges was $67,671. Qwest filed a Petition for Declaratory Order on May 19, 2000, with the Iowa Utilities Board with respect to adjustments Qwest had made related to wireless participating companies in Iowa. The Iowa Utilities Board ruled in Qwest's favor, but that decision was appealed by some rural Iowa independent telephone associations. In March 2002, however, the Iowa Utilities Board issued an order affirming its earlier decision. The consequence of this order, unless it is changed by the courts on judicial review, is that Qwest will not be required to make the payments that it unilaterally withheld from Breda for the wireless phone traffic that it unilaterally pushed through its toll trunks in Iowa. The state industry associations involved in this case on behalf of member companies are reviewing what action to pursue now that the IUB has issued its final ruling.

      Breda is now reporting its cellular investment holdings and its Alpine investment on the equity method for those investments in which Breda has a 20% interest and for those investments where Breda does not have at least a 20% equity interest, but for which Breda has determined that Breda currently has significant influence with respect to the investment. This accounting change is discussed further below. The comparative balance sheet included in this report for the twelve-month period ended December 31, 2001, has been restated to reflect Breda's cellular investments and the Alpine investment on the equity method as of December 31, 2001. The net effect of the equity method is a $536,472 increase to other noncurrent assets net of the deferred income taxes as of December 31, 2001, as opposed to a decrease of $187,275 during the twelve month period ended December 31, 2001 as was the case under the prior method.

      Breda's net working capital was a positive $2,664,323 at December 31, 2001. The $889,545 increase in working capital for the twelve-month period ended December 31, 2001, resulted mainly from the $164,557 decrease in accounts payable and the net increase in current assets as explained above. The accounts payable decrease for the twelve-month period ended December 31, 2001, resulted primarily because a $116,794 plant under construction payable on December 31, 2000, was paid before December 31, 2001, and because of a $31,070 payment to the National Exchange Carrier Association during the twelve months ended December 31, 2001.

      Common stock had a net increase of $284,815 during the twelve-month period ended December 31, 2001. The increase resulted primarily from two items. One was the $23 per share increase in outstanding shares value on May 16, 2001, and the other was a decrease in the number of outstanding shares through the redemption of 2,216 shares of common stock by Breda during the twelve-month period ended December 31, 2001. Breda's December 31, 2001, financial statements reported retained earnings of $4,053,092, which was a $23,322 decrease from twelve-month period ended December 31, 2000. The decrease in retained earnings during the twelve-month period ended December 31, 2001, was the net effect of the stated value stock adjustment of $851,483, the dividends paid in 2001 of $111,087, and the year-to-date net income as of December 31, 2001. Breda's comparative, restated balance sheet for December 31, 2001, included in this filing and stating the effect of the use of the equity method for its cellular and Alpine investments, reports a $421,908 increase in retained earnings, after netting deferred tax credits of $114,564.

      Liquidity and Capital Resources at Three Months Ended March 31, 2002.

      Breda had a decrease of $387,647 in current assets during the three-month period ended March 31, 2002, when compared to the year ended December 31, 2001. The decrease resulted from a $176,518 decrease in cash and cash equivalents, and a $119,281 decrease in temporary investments. These funds were applied to the construction costs of Breda's new corporate office. While inventories increased $2,967, and other current assets increased $18,227, those items were offset by a $77,682 decrease in accounts receivable and a $51,280 decrease in prepaid income taxes. The increase in other current assets of $18,227 mainly reflects the 9.71% premium increase in the 2002 cost of prepaid quarterly employee benefits. The $77,682 decrease in accounts receivable is attributable to the reduction in accounts receivable due from cellular commissions, exchange carriers, and the payment by March 31, 2002, of key system projects that were in progress as of December 31, 2001. There was a $51,280 decrease in prepaid income taxes because there is no corresponding entry for the three-month period ended March 31, 2002, and is the result of Breda now reporting all of its cellular investments and the Alpine investment on the equity method. Breda's tax effect of these investments is included in the deferred credits and accrued taxes in the liability section of its balance sheet.

      Noncurrent assets, which mainly consist of longer-term investments, increased

      $699,138 during the three-month period ended March 31, 2002, when compared to year-end December 31, 2001. Long term investments such as municipal bonds, U.S. Treasury notes and governmental securities increased $545,645 during the three-month period ended March 31, 2002, and reflects the transfer of cash on hand into longer-term investments during this time period as well as positive adjustments to the fair market value of some of these investments. Breda's other investments, which are outlined in Note 6 to the Consolidated Financial Statements, increased $268,982, during the three-month period ended March 31, 2002, as compared to the restated financial statements included in this filing for the twelve-month period ended December 31, 2001.

      As discussed above, Breda is now reporting its investments in Alpine Communications, L.C. and its cellular investments in RSA#1, RSA#7, RSA#8, and RSA#9 on the equity method. Breda has made this change because it believes that it exercises significant influence over the operations and financial policies of Alpine and the referenced cellular investments within the meaning of Accounting Principles Board Opinion No. 18, and that it therefore must report these investments on the equity method. Breda previously reported these investments at their cost, which was Breda's actual cash outlay to purchase these investments, in the other investments section on its balance sheet. Any cash distributions were correspondingly included in other income when the distributions were received. Because Breda owns more than 20% of Quad County Communications, Carroll County Wireless, L.L.C. and The Guthrie Group, L.L.C., Breda's interest in these entities were already being reported on the equity method. On May 2, 2001, Breda entered into a contractual agreement through its subsidiary, Prairie Telephone Co., Inc., to advance $500,000 to Desktop Media, L.L.C. This transaction is shown as a discounted Note Receivable for $455,958 at March 31, 2002. Breda also has as a 10% equity interest in Desktop Media, L.L.C., which included in other investments. Breda is continuing to report this Desktop Media, L.L.C. investment on the cost basis since Breda's ownership is a 10% equity interest, and control of the entity remains with the 70% owner, who is also the manager.

      The remaining other noncurrent asset is intangibles, net of accumulated amortization, which showed a $119,945 decrease for the three-month period ended March 31, 2002, when compared to the twelve-month period ended December 31, 2001. As discussed previously, Breda recognized an impairment loss of $119,945 (net of tax loss of $70,768) as of March 31, 2002, on the goodwill from its 1998 purchase of the cable TV system assets in its Westside purchase. This impairment loss was the entire remaining unamortized goodwill on Breda's records from the Westside cable TV system purchase. The corresponding reduction in the asset account is reflected in the intangibles.

      Breda's net working capital was a positive $2,119,655 at March 31, 2002. The $544,668 decrease in net working capital for the three-month period ended March 31, 2002, resulted mainly from the decrease in Breda's short term cash on hand as discussed above, along with increases in accounts payable, accrued federal and state income taxes, and accrued payroll and benefits for the three-month period ended March 31, 2002.

      The long-term debt decrease of $30,814 is the result of the scheduled quarterly principal payment being paid in the first quarter of 2002 on Breda's only outstanding loan. Breda has not incurred additional debt during the three-month period ended March 31, 2002.

      Common stock had a net decrease of $62,952 during the three-month period ended March 31, 2002, when compared to the year ended December 31, 2001. The decrease is the result of a decrease in the number of outstanding shares through redemption of stock by Breda from 35,025 shares to 34,781 shares during the three-month period ended March 31, 2002. The increase in the Retained Earnings during the three-month period ended March 31, 2002, when compared to year-end December 31, 2001, is the net effect of the year-to-date net income as of March 31, 2002.

      Other Activities.

      Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 2001 were approximately $624,270, and are currently expected to be approximately $1,341,490 in 2002.

      As of March 31, 2002, Breda had approximately $2,008,176 on its outstanding loan with the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998 at 7.35%. The loan has a fifteen-year term that matures in September, 2013. Breda and Prairie Telephone also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire in 2005. No amounts were outstanding under either of those lines of credit on March 31, 2002.

      Breda anticipates that substantial expenditures will need to be made for software upgrades that will be necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain to support law enforcement in the conduct of lawfully authorized electronic surveillance. Pursuant to a court order or other lawful authorization, carriers must be able to 1) isolate all wire and electronic communications of a target transmitted by the carrier within its service territory; 2) isolate call-identifying information of a target; 3) provide the intercepted communications and call-identifying information of a target; 4) provide the intercepted communications and call-identifying information to law enforcement; 5) carry out the intercepts unobtrusively, so targets are not made aware of the electronic surveillance, and in a manner that does not compromise the privacy and security of other communications.

      Breda and all carriers were ordered to meet the J-Standard (basic) capabilities by June 30, 2000, and the "punch list" (six additional capabilities) by September 30, 2001. Breda filed a petition on June 30, 2000, under Section 107(c) of the Act, which permits a carrier to file a petition with the FCC for a maximum extension of two years. Breda prepared a Flexible Deployment Assistance Guide that was sent to the FBI identifying Breda's switch specific information and a deployed generic timeline that indicated when Breda's switch would be CALEA compliant. The FBI reviewed the Flexible Deployment Guides and then recommended to the FCC that the FCC approve Breda's 107(c) Petition. Breda received an extension until June 30, 2002.

      On September 21, 2001, the FCC released an Order, which mandated that carriers implement two of the "punch list" items by September 30, 2001. However, since the due date was so close the FCC granted carriers until November 19, 2001 to be in compliance or ask for an extension. The FBI issued a Flexible Deployment Assistance guide for "Packet-Mode Communications" that dealt with carriers offering services such as DSL and ISDN. The FCC allowed carriers to file a packet-mode flex guide and amend their initial 107(c) Petition to file for a two-year extension with a deadline of November 19, 2001. Breda was in compliance with the packet-mode requirements as of November 19, 2001. Given the conversion to Desktop Media, L.L.C. as its internet service provider, however, Breda is again working with its consultant to determine what, if any, further action may be necessary on its part in order to maintain its adherence to the packet-mode requirements.

      On April 11, 2002, after review by the courts, the FCC ordered carriers to install the "punch list" capabilities by June 30, 2002. Breda has been working with its software vendor in order to become compliant. However, it is still doubtful that switch manufacturers will be able to respond and that carriers will be able to install these capabilities in time to meet the June 30, 2002 deadline. It is anticipated that the FCC will grant additional extensions until software capabilities are available from vendors.

      The latest, revised estimate of the cost for upgrading Breda's, Prairie Telephone's and Westside Independent's software to become compliant with CALEA is $405,000.

      Breda and Prairie Telephone have purchased spectrum for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. Prairie Telephone has also become a member in Guthrie Group, L.L.C.

      Guthrie Group, L.L.C. has purchased spectrum for providing personal communications services in some areas in Guthrie County, Iowa.

      Breda is a member in Carroll County Wireless, L.L.C. Carroll County Wireless, L.L.C. has purchased spectrum for providing personal communications services in Carroll County, Iowa. Breda has transferred its personal communication services licenses for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C.

      Breda estimates that it will take at least 1 to 3 years for the surrounding areas to build out their personal communications systems to the point where Breda, Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to these systems.

      Personal communications services are competitive with telephone and cellular services. Breda does not believe, however, that investments in personal communications services or in ventures which may be involved in personal communications services are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes positioning itself to be able to offer personal communication services or investing in other ventures which may offer personal communications services are methods of attempting to diversity across the various telecommunications markets which are available today or may become important in the future.

      Breda plans to continue to consider expanding its core business of providing telephone services by looking at any opportunities which may arise to acquire additional telephone lines. There are no assurances, however, that any such opportunities will arise or that any such opportunities will fit into Breda's strategic plan.

      Breda, Prairie Telephone and Westside Independent currently have no definite plans to provide any material additional or improved services to their subscribers. This determination may change quickly, however, given the rapidly changing technology in the telecommunications and cable industries.

      Breda will be converting the financial and billing software utilized by Westside Independent to the same financial system software now utilized by Breda and its other subsidiaries in the second and third quarters of 2002. Decisions regarding staffing and office locations will also be finalized in this process. The costs of the upgrades and conversions will not be material to Breda.

      There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services will, however, be making significant capital expenditures to become compliant with new regulations requiring Emergency Alert System ("EAS") notification at the bottom of screen on all channels carried on its cable TV systems. These capital expenditures are estimated to cost $130,000 and are to be completed by October 1, 2002.

      Breda has investigated and continues to explore re-engineering options and other help-desk and underlying Internet service provider options that would reduce Breda's costs in order to allow Breda to compete at a lower price point for Internet services. One step that Breda took to lower Breda's underlying Internet costs is through Prairie Telephone's acquisition of a 10% ownership interest in Desktop Media, L.L.C. Desktop Media, L.L.C. provides both dial-up and high-speed internet access in south central Minnesota, and is a full-scale internet service provider. Desktop Media, L.L.C. provides internet service provider support services to Prairie Telephone and the other telephone companies who have invested in Desktop Media, L.L.C. As indicated, one of the purposes of Prairie Telephone's relationship with Desktop Media, L.L.C. was to lower Breda's and its subsidiaries' costs of providing Internet services in order to compete at a lower price point for Internet services. Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to compete at a lower price point for Internet services.

      Breda, Prairie Telephone and Westside Independent are providing dial-up and high speed Internet access to their customers. Breda anticipates that there will continue to be competitive pressure to lower the dial-up rates. Breda also anticipates that the number of potential customers will continue to increase and that Internet customers will continue to demand higher Internet speed. BTC is currently providing high speed Internet access by leasing lines from Qwest. BTC is in the process of installing equipment in the Qwest central office that will allow BTC to use a new product that Qwest offers called line sharing. It is estimated that the capital costs that will be incurred by BTC to switch to the line sharing product will reach approximately $50,000, and that this conversion will be completed in the second quarter of 2002. Upon the completion of the conversion, BTC will be able to offer a more competitively priced, high speed Internet service. Breda expects its customer base for high speed Internet to increase significantly during the remainder of 2002.

      Breda is continuing to evaluate the Federal Communications Commission's October 11, 2001 order on the Multi-Association Group plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers. Breda continues to currently believe, however, that the Federal Communications Commission's order on the plan will not, at least in 2002, have any materially adverse effects on Breda's or its subsidiaries' revenues. This conclusion is still subject to change, however, upon Breda's completion of its analysis of the Federal Communications Commission's order, and Breda has not yet reached any firm determination on the possible effects of the Federal Communications Commission's order on Breda's and its subsidiaries' access charge revenues in future years. Breda continues to anticipate, however, continuing pressure for the lowering of access charge rates. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the Federal Communications Commission and other regulatory authorities.

      Breda continues to anticipate that its new corporate office building will be completed in October of 2002, and within the estimated total cost budget of $500,000.

      Breda is continuing its negotiations with U.S. Cellular for another agreement for the sale of cellular phones and related service packages. Breda continues to expect the negotiations to finalize this agreement to occur during the second quarter of 2002, and that the new agreement will have a neutral impact on Breda's cellular commissions revenue.

      Breda's current employment agreements with Robert Boeckman and Jane Morlok each terminated by their terms on April 1, 2002. Breda is, however, continuing the employment of both Mr. Boeckman and Ms. Morlok under their existing employment agreements while it is negotiating new employment agreements with them. Breda does not believe there will be any break in the employment of either Mr. Boeckman or Ms. Morlok.

      Breda believes that its present cash position along with its anticipated normal operating revenues will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

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

Item 2. Changes in Securities.

      No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of January 1, 2002 through March 31, 2002.

      Breda did not issue any shares of its common stock during the period of January 1, 2002 through March 31, 2002.

Item 3. Defaults Upon Senior Securities.

      There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2002 through March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of Breda during the period of January 1, 2002 through March 31, 2002.

Item 5. Other Information.

      During the period of January 1, 2002 through March 31, 2002, Breda redeemed 244 shares of its common stock from 6 different shareholders at $258.00 per share, for a total amount of $62,952. The $258.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 16, 2001 annual meeting of the shareholders of Breda.

      The board of directors contemplates announcing a new issuance price and redemption price for Breda's shares of common stock of $280.00 per share at the May 21, 2002 annual meeting of the shareholders of Breda.

      The board of directors declared a dividend of $3 per share on April 8, 2002, payable to shareholders of record on April 9, 2002. The aggregate amount of the dividend will be $104,214.

Item 6. Exhibits and Reports on Form 8-K.

      (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) Breda did not file any reports on Form 8-K during the period of January 1, 2002 through March 31, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BREDA TELEPHONE CORP.


Date:    May 14, 2002.                 By: /s/ Dean Schettler
                                           -------------------------------------
                                                  Dean Schettler, President


Date:   May 14, 2002.                  By:/s/   David Grabner
                                           -------------------------------------
                                                  David Grabner, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2002
                              BREDA TELEPHONE CORP.

Description of Exhibit

2. Plan of Acquisition, Disposition, Reorganization, Arrangement, Liquidation or Succession

      (a) Stock Purchase Agreement dated March 29, 2000, by and among AirTouch Iowa, LLC, Central Iowa Cellular, Inc., Prairie Telephone Company, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc., Minburn Telephone Company, and Interstate Enterprises, Ltd. (Filed as Exhibit 2.1 to Breda's Form 8-K dated March 29,2000 and filed April 12, 2000, and incorporated herein by this reference.)

      (b) Des Moines Tower Proceeds Agreement dated as of March 29, 2000, by and among AirTouch Communications, Inc., Panora Telecommunications, Inc., Walnut Creek Communications, Inc., Minburn Telephone Company, Interstate Enterprises, Ltd. and Prairie Telephone Company, Inc., along with Exhibits A and B thereto. (Filed as Exhibit 2.2 to Breda's Form 8-K dated March 29, 2000 and filed April 12, 2000, and incorporated herein by this reference.)

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

*18.  Letter on Change in Accounting Principles

*Included with this filing

                                                                      EXHIBIT 18

To The Board of Directors
Breda Telephone Corporation
Hwy. 217 E.
PO Box 190
Breda, IA 51436

As discussed in Note 6 to the condensed consolidated financial statements for the three months ended March 31, 2002, the Company changed its method of accounting for certain investments from the cost method to the equity method. We understand your basis for this decision rest with an evaluation of each investment and the level of influence the Company currently has with respect to each investment.

As you have requested, we have discussed with you the circumstances, business judgment, and all other underlying factors that contributed to your decision to make this accounting change.

Based on our review of the attendant circumstances and discussions with management, we concur that the newly adopted accounting principle for certain investments using the equity method as described in Note 6 is preferable under the circumstances.

Because we have not audited any financial statements of the Company as of any date or for any period subsequent to December 31, 2001, we do not express an opinion on the financial statements for the three months ended March 31, 2002.


KIESLING ASSOCIATES LLP

Emmetsburg, Iowa
April 18, 2002