Form 10QSB
period 2002-06-30
BREDA TELEPHONE CORP
filed 2002-08-14
CIK 1084448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________________ to __________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,018 shares of common stock, no par value, at June 30, 2002.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 For the Periods
                          Ended June 30, 2002 and 2001
                      and the Year Ended December 31, 2001

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                           June 30,          2001
                                                             2002        (As restated)
                                                          -----------    ------------
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 1,157,736     $ 1,797,415
  Temporary investments                                       105,311         636,169
  Accounts receivable                                         581,208         536,378
  Interest receivable                                          83,241          75,058
  Prepaid income taxes                                         86,870          51,280
  Inventories                                                 104,789          93,028
  Other                                                       116,198         100,265
                                                          -----------     -----------
                                                            2,235,353       3,289,593
                                                          -----------     -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                     3,426,233       2,494,073
  Other investments:
   Investments in unconsolidated affiliates at equity       2,928,087       2,489,639
   Long-term investments at cost                              804,164         811,497
  Intangibles, net of accumulated amortization                898,368       1,018,313
  Note receivable                                             460,412         451,502
                                                          -----------     -----------
                                                            8,517,264       7,265,024
                                                          -----------     -----------

PROPERTY AND EQUIPMENT                                      5,522,938       5,609,292
                                                          -----------     -----------

     TOTAL ASSETS                                         $16,275,555     $16,163,909
                                                          ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                 June 30,          2001
                                                                   2002        (As restated)
                                                                -----------    -------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                             $   126,365     $   126,365
  Accounts payable                                                  328,480         199,675
  Accrued taxes                                                     138,321         141,439
  Other                                                             165,645         157,791
                                                                -----------     -----------
                                                                    758,811         625,270
                                                                -----------     -----------

LONG-TERM DEBT, less current portion                              1,850,484       1,912,625
                                                                -----------     -----------

DEFERRED CREDITS                                                     73,916         114,564
                                                                -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
    34,018 and 35,025 shares issued and outstanding
    at $280 and $258 stated value, respectively                   9,525,040       9,036,450
  Retained earnings                                               4,067,304       4,475,000
                                                                -----------     -----------
                                                                 13,592,344      13,511,450
                                                                -----------     -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $16,275,555     $16,163,909
                                                                ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2002 and 2001


                                           For the Three Months Ended         For the Six Months Ended
                                             2002             2001             2002             2001
                                                          (As restated)                     (As restated)
                                          -----------     -------------     -----------     -------------
OPERATING REVENUES                        $ 1,374,693      $ 1,517,006      $ 2,813,724      $ 3,086,443
                                          -----------      -----------      -----------      -----------

OPERATING EXPENSES
  Cost of services                            548,236          507,736        1,089,817        1,106,108
  Depreciation and amortization               262,780          275,977          514,506          554,635
  Selling, general and administration         423,555          488,238          935,200        1,025,655
                                          -----------      -----------      -----------      -----------
                                            1,234,571        1,271,951        2,539,523        2,686,398
                                          -----------      -----------      -----------      -----------

OPERATING INCOME                              140,122          245,055          274,201          400,045
                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                 59,878           63,011          124,874          114,257
  Interest expense                            (36,935)         (39,110)         (74,491)         (78,750)
  Income from equity investments              229,758          214,767          528,441          404,548
  Other, net                                  (10,096)           9,734           (8,563)           9,979
                                          -----------      -----------      -----------      -----------
                                              242,605          248,402          570,261          450,034
                                          -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                    382,727          493,457          844,462          850,079
                                          -----------      -----------      -----------      -----------

INCOME TAXES                                  148,489          198,433          312,940          322,709
                                          -----------      -----------      -----------      -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                      234,238          295,024          531,522          527,370
                                          -----------      -----------      -----------      -----------

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE,
  NET OF TAX                                                                    (70,768)
                                          -----------      -----------      -----------      -----------

NET INCOME                                $   234,238      $   295,024      $   460,754      $   527,370
                                          ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE               $      6.79      $      8.05      $     13.29      $     14.31
                                          ===========      ===========      ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock              Retained
                                      Shares       Amount           Earnings           Total
                                     -------     -----------      -----------      ------------
Balance at December 31, 2000,         37,241     $ 8,751,635      $ 4,289,997      $ 13,041,632
  (as restated)

    Comprehensive Income:
     Net income, as restated                                        1,147,573         1,147,573

    Dividends paid                                                   (111,087)         (111,087)

    Common stock redeemed, net        (2,216)       (566,668)                          (566,668)

    Stated value stock adjustment                    851,483         (851,483)
                                     -------     -----------      -----------      ------------

Balance at December 31, 2001,         35,025       9,036,450        4,475,000        13,511,450
  (as restated)

    Comprehensive Income:
     Net income                                                       460,754           460,754

   Dividends paid                                                    (104,214)         (104,214)

     Common stock redeemed, net       (1,007)       (275,646)                          (275,646)

   Stated value stock adjustment                     764,236         (764,236)
                                     -------     -----------      -----------      ------------

Balance at June 30, 2002              34,018     $ 9,525,040      $ 4,067,304      $ 13,592,344
                                     =======     ===========      ===========      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001

                                                                            2002              2001
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income, as restated                                                $   460,754      $   527,370
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                            514,506          554,635
    Amortization of investment tax credits                                    (4,884)          (4,884)
    Deferred income taxes                                                    (35,764)          (7,030)
    Cumulative effect of accounting change                                   119,945               --
    Note receivable discount                                                  (8,910)              --
    Equity income in unconsolidated affiliates, net of distributions
     received of $84,992 and $338,898 in 2002 and 2001, respectively        (443,449)         (65,650)
    Changes in operating assets and liabilities:
      (Increase) decrease in assets                                         (116,297)         250,683
      Increase (decrease) in liabilities                                     138,541         (132,537)
                                                                         -----------      -----------
    Net cash provided by operating activities                                624,442        1,122,587
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (431,704)        (195,786)
   Cost of removing plant, net of salvage                                      3,553            4,505
   Purchase of investments                                                  (786,134)        (125,745)
   Proceeds from the sale of investments                                     384,832          100,652
   Issuance in note receivable                                                               (440,000)
   Purchase of other investments                                                              (60,000)
   Sale in other investments                                                   7,333          314,692
                                                                         -----------      -----------
    Net cash used in investing activities                                   (822,120)        (401,682)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                           (104,214)        (111,087)
   Common stock redeemed                                                    (275,646)        (336,532)
   Repayment of long-term debt                                               (62,141)         (58,174)
                                                                         -----------      -----------
    Net cash used in financing activities                                   (442,001)        (505,793)
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (639,679)         215,112
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,797,415        1,104,577
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,157,736      $ 1,319,689
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                             $    74,491      $    78,750
    Income taxes                                                         $   340,000      $   120,000

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the three and six months ended June 30, 2002 and 2001. As explained in the first quarter, the company has adopted the equity method of accounting for certain investments, accordingly the 2001 financial statements have been restated in accordance with generally accepted accounting principles.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ending June 30, 2002 are not necessarily indicative of the operating results of the entire year.

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

                                         Local                      Internet
                                       Exchange                     Service
                                        Carrier      Broadcast      Provider        Other         Total
                                      ----------     ---------      ---------      -------      ----------
          Six months ended
           June 30, 2002
          ----------------
      Revenues
        External customers            $1,953,277     $ 488,432      $ 372,015      $    --      $2,813,724
        Intersegment                          --            --             --           --              --
          Segment profit (loss)          596,419      (126,920)        (5,807)      (2,938)        460,754

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

                                                      Local                            Internet
                                                     Exchange                          Service
                                                      Carrier         Broadcast        Provider           Other           Total
                                                    -----------      -----------      -----------      -----------      ----------
           Six Months ended
            June 30, 2001
            (As restated)
           ----------------
      Revenues
           External customers                       $ 2,034,833      $   509,377      $   385,877      $   156,356      $3,086,443
           Intersegment                                      --               --               --               --              --
            Segment profit (loss)                       594,404          (51,193)         (11,833)          (4,008)        527,370

          Three months ended
            June 30, 2002
          ------------------

      Revenues
           External customers                       $   940,642      $   244,050      $   190,001      $        --      $1,374,693
           Intersegment                                      --               --               --               --              --
             Segment profit (loss)                      263,975          (17,991)         (11,359)            (387)        234,238

          Three months ended
            June 30, 2001
             As restated
          ------------------

      Revenues
           External customers                       $   988,053      $   256,696      $   196,698      $    75,559      $1,517,006
           Intersegment                                      --               --               --               --              --
             Segment profit (loss)                      319,902          (24,377)           1,257           (1,758)        295,024

       Reconciliation of Segment Information
       -------------------------------------                Three months ended                 Six months ended
                                                          June 30,       June 30,          June 30,        June 30,
                                                            2002           2001              2002            2001
                                                                       (As restated)                     (As restated)
                                                        -----------    -------------      -----------    -------------
      REVENUES:
           Total revenues and sales for reportable
             segments                                   $ 1,374,693      $ 1,441,447      $ 2,813,724      $ 2,930,087
           Other revenues                                        --           75,559               --          156,356
           Elimination of intersegment revenues                  --               --               --               --
                                                        -----------      -----------      -----------      -----------
               Consolidated Revenues                    $ 1,374,693      $ 1,517,006      $ 2,813,724      $ 3,086,443
                                                        ===========      ===========      ===========      ===========

      PROFIT:
           Total profit for reportable segments         $   234,625      $   296,782      $   463,692      $   531,378
           Other profit (loss)                                 (387)          (1,758)          (2,938)          (4,008)
                                                        -----------      -----------      -----------      -----------
               Net Income                               $   234,238      $   295,024      $   460,754      $   527,370
                                                        ===========      ===========      ===========      ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NET INCOME PER COMMON SHARE

        Net income per common share for the three and six months ended June 30, 2002 and 2001 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2002 and 2001 are 34,498 and 34,671, and 36,653, and 36,841, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

        During May 2001, the board of directors authorized a $23 increase in the stated value of each share of common stock from $235 to $258. There were 37,021 shares outstanding at the time of the value adjustment, which reduced retained earnings by $851,483.

        During May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced retained earnings by $764,236.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Six-months ended June 30, 2002 Compared to Six-months ended June 30, 2001.

            There was an decrease in total operating revenues for the six-month period ended June 30, 2002, when compared to the same period in 2001, of $272,719, or 8.8%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

            Local exchange carrier services revenue decreased $81,556, or 4.0%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous income. These revenue components are discussed below.

            Local network services revenue decreased $893, or 0.3%, for the six-month period ended June 30, 2002, when compared to the same six-month period in 2001. This decrease resulted primarily from the closure of the Pacific Junction Telemarketing Center in July 2002. This closure reduced the number of local subscribers by almost 60 lines, and this revenue was included in the six months period ended June 30, 2001, and for which there is no corresponding income in the six-month period ended June 30, 2002.

            Network access revenue decreased $47,774, or 3.8%, when comparing the six-month period ended June 30, 2002, to the six-month period ended June 30, 2001. This decrease was due primarily to the reduction of access revenue for the six-month period ended June 30, 2002, which resulted from the closing of Pacific Junction's telemarketing center on July 26, 2001. Pacific Junction's telemarketing calls had generated an average of approximately $4,400 per month in access revenues for Breda.

            The remaining network access revenue decrease is the result of Breda, Prairie Telephone and Westside Independent no longer receiving access revenue from Qwest for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by those local exchange carriers that participate in use of the switching and network facilities offered by Iowa Network Services ("INS"). Breda, Prairie Telephone and Westside Independent are local exchange carriers using switching and network facilities offered by INS. In September 1999, Qwest sent a memo informing affected parties that Qwest would be making adjustments related to wireless originating minutes for intraMTA calls on the access bills of the INS participating companies, and that the participating companies would receive no compensation for terminating this traffic. Qwest filed a Petition for Declaratory Order on May 19, 2000 with the Iowa Utilities Board ("IUB"), requesting that the IUB establish rules, requirements and obligations that local exchange carriers, such as Breda, and wireless carriers must follow when using Qwest as a transit provider for the exchange of traffic between them. On March 18, 2002, the IUB affirmed its proposed decision and order issued in November 2001. The consequence of this order, unless the courts on judicial review would change it, was that Qwest would not be required to make the payments that it unilaterally withheld from companies such as Breda, for the wireless phone traffic that it unilaterally pushed through its toll trunks at INS. The IUB also denied Qwest's request for a refund of payments it had paid before April 1999. During the six-month period ended June 30, 2002, Breda, Prairie Telephone, and Westside Independent had a decrease in access revenue because of the Qwest action of almost $16,000, when compared to the same six-month period ended June 30, 2001.

            Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $11,404, or 34.5%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. The decrease reflects not only that carriers, such as AT&T, are performing more of their own billing and collection work, but also that more customers are switching to Breda's long distance calling plans.

            Miscellaneous revenue decreased $21,485, or 4.6%, for the six-month period ended June 30, 2002, when compared with the six-month period ended June 30, 2001. The decrease in miscellaneous revenue was primarily the result of decreased cellular service commissions. The overall volume decrease for the six-month period ended June 30, 2002 was 42 units, when compared to the six-month period ended June 30, 2001. However, that net decrease coupled with a change in ratio to fewer new customer contracts, which carry higher commissions, to a higher ratio of retention contracts, which carry lower commissions, caused the overall commission revenue to decrease. The decrease in cellular related revenues was, however, partially offset by revenues generated from new services, such as the sale of key systems for business applications, and long distance service. Breda believes the decrease is also attributable to the economic slowdown that occurred after the terrorist attacks on September 11, 2001.

            Broadcast services revenue decreased $20,945, or 4.1%, when comparing the six-month period ended June 30, 2002, to the six-month period ended June 30, 2001. This decrease was directly attributable to a 3.0% decrease in the customer base when comparing the two six-month periods, and is attributable to competition from satellite dish providers and declining population bases in the small rural communities where some of Breda's broadcast systems are located.

            There was a decrease in Internet services for the six-month period ended June 30, 2002, when compared to the same period in 2001, of $13,862, or 3.6%. Breda's Internet customer base increased 5.1% for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001, but the revenue decrease is attributable to Breda reducing its pricing of monthly Internet services by $3.05/customer/month for those customers not receiving bundled services, and to Breda's bundling of Internet services with its long distance services at a discounted price in August of 2001. This 12.2% reduction in monthly Internet service fees for non-bundled services was taken for competitive reasons. As is discussed elsewhere in this report, Breda switched to a new underlying Internet service provider in October of 2001 in order to allow Breda to further reduce costs. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow.

            Telemarketing services revenue is reported as other revenue, and it decreased $156,356, or 100.0%, when comparing the six-month period ended June 30, 2002, to the same period in 2001. The decrease is attributable to the closing of Pacific Junction's Telemarketing Center on July 26, 2001. The telemarketing call center has not been operational since that date, and it is unlikely that the telemarketing center will again become operational.

            There was an decrease in total operating expenses of $146,875, or 5.5%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. The components making up operating expenses relate to cost of services, depreciation and amortization, and selling, general and administration expenditures.

            Cost of services expenses decreased $16,291, or 1.5%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. The cost of services components, which are plant specific operations, plant non-specific operations, programming, and Internet costs, are explained below.

            There was an increase of $13,565, or 2.3%, in plant specific operations expense when comparing the six-month period ended June 30, 2002, to the six-month period ended June 30, 2001. While there was no plant specific expense for Pacific Junction for the six-month period ended June 30, 2002, as compared to the $20,445 in such expense for Pacific Junction in the six-month period ended June 30, 2001, increases were caused by labor and benefit increases, the addition of costs for key system sales, and repair expense when comparing the two six-month periods. As noted previously, Pacific Junction's telemarketing center has not been in operation since July 26, 2001.

            Plant nonspecific operating expense decreased $26,546, or 40.8%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. This decrease resulted from a company wide decrease in provisioning expenses. The provisioning expense decrease resulted from less transmission power used during this six-month period and because the company implemented a process called cass certification to reduce its postage expense for the mailing of its customer invoices. The cass certification process, which allows for the in-house performance of functions usually done by the postal system such as sorting and bundling, was implemented in the second quarter of 2001, so the six-month period ended June 30, 2001, shows first-class postage expense, versus cass certification rates which are shown in the six-month period ended June 30, 2002. Other paper supplies, and billing expenditures were decreased when the company began billing for multiple services on one invoice where customers had more than one service.

            There was an increase of $19,838, or 131.2%, in cost of long distance when comparing the six-month period ended June 30, 2002, with the six-month period ended June 30, 2001. The increase was the result of the costs of providing long distance service to a customer base, which increased 114.1% when comparing the two six-month periods.

            There was an increase of $2,284, or 1.4%, in programming expense for cable TV services when comparing the six-month period ended June 30, 2002, with the six-month period ended June 30, 2001. The programming increase was the result of programming fee increases.

            The cost of Internet decreased by $25,432, or 9.8%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. As noted previously, on October 31, 2001, Breda changed its underlying Internet service provider in order to reduce its costs to provide Internet service.

            Depreciation and amortization expense decreased $40,129 or 7.2%, for the six-month period ended June 30, 2002, when compared to the same period in 2001. Breda allocated part of the purchase price paid for Westside Independent Telephone Company and its cable TV subsidiary in 1998 to goodwill. Effective January 1, 2002, however, generally accepted accounting principles established by the Financial Accounting Standards Board no longer allow the expensing, or amortizing, of a portion of this goodwill over a fifteen-year period. Approximately $40,742 of the decrease in depreciation and amortization expense for the six-month period ended June 30, 2002, is attributable to the termination of this expense amortization. There was also a $6,083 decrease in depreciation and amortization expense which is attributable to the fact that there was no depreciation expense for Pacific Junction during the six months ended June 30, 2002 since Pacific Junction's telemarketing center was not in operation during that time period. The overall depreciation and amortization expense increased in the other telephone, cable TV, and Internet operations because of new equipment and capital items being depreciated which offset the decrease in the depreciation and amortization expense attributable to the closure of the telemarketing center in July 2002.

            Selling, general and administrative expenses decreased $90,455, or 8.8%, for the six-month period ended June 30, 2002, when compared to the same period in 2001. The customer operations component decreased $31,873, or 7.8%, when comparing these two six-month time periods, and mainly resulted from the closure of the Pacific Junction Telemarketing Center in July 2001. There was no customer operations expenditures related to the Pacific Junction Telemarketing Center reported in the six-month period ended June 30, 2002 when compared to the $119,339 in expenditures during the six-month period ended June 30, 2001. Increases in wages, benefits, advertising expenditures, and training expenditures offset the telemarketing customers operations decrease for a net overall $31,873 decrease in customer operations expenditures during the six-month period June 31, 2002. Corporate operations decreased $47,217, or 8.7%, during the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2001. The decrease in corporate operations resulted from the elimination of a supervisory position in early 2002, and the reduction in professional fees. General taxes paid by Breda decreased $11,365, or 15.0%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

            The net result of the operating services revenue and operating expenses was a decrease of $125,844, or 31.5%, in operating income for the six-month period ended June 30, 2002, when compared to the same six-month period in 2001.

            Other income (expense) increased $120,227, or 26.7% , during the six-month period ended June 30, 2002, when compared to the same six-month period in 2001. Interest and dividend income increased $10,617, or 9.3%, when comparing the six-month periods. The increase in interest and dividend income was mainly the result of increased funds drawing interest in long-term investments. Interest expense decreased $4,259, or 5.4%, when comparing the same six-month periods. The decrease in interest expense was the result of the quarterly principal payments reducing the overall debt on which interest is paid in the following quarters. Breda did not undertake any additional debt during the six-month period ended June 30, 2002.

            Income from equity investments increased $123,893, or 30.6%, during the six-month period ended June 30, 2002, when compared to the same six-month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its Alpine investment on the equity method. The corresponding six-month period ended June 30, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001, is a reflection of the overall increase in the net operating income of these investments. The other income, net, is a negative $8,563 for the six-month period ended June 30, 2002, as compared to a positive $9,979 for the six-month period ended June 30, 2001, and is mainly composed of director fee revenues from cellular investments and the corresponding labor costs for time spent managing these investments. Westside's investment in Quad Co., which is Westside's pro-rata share of Quad's Co.'s estimated six-month net operating loss of

            $6,398, is also included in the other revenue, net.

            Income before income taxes decreased $5,617, or 0.7%, for the six month-period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. Income taxes decreased $9,769 for the six-month period ended June 30, 2002, when compared to the same period in 2001. Income before cumulative effect of accounting change increased $4,152, or 0.8%, for the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001.

            The cumulative effect of an accounting change, net of tax, decreased Breda's income by $70,768 during the six-month period ended June 30, 2002, when compared to the six-month period ended June 30, 2001. This net of tax item reflects an impairment of goodwill for which there was no corresponding entry during the six-month period ended June 30, 2001. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and these accounting principles are incorporated into Breda's financial statement beginning January 1, 2002. As noted previously in the discussion on the decrease in Breda's depreciation and amortization expense for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the $70,768 net-of-tax, impairment expense is Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which is in excess of the fair value of that asset based on discounted cash flow valuation.

            Net income decreased $66,616, or 12.6%, for the six-month period ended June 30, 2002, when compared to the same period in 2001.

            Liquidity and Capital Resources at Year Ended December 2001.

            Breda's net working capital was a positive $2,664,323 at December 31, 2001. Breda had an increase of $727,002 in current assets during the twelve-month period ended December 31, 2001. The increase resulted from a $692,838 increase in cash and cash equivalents, and a $366,329 increase in temporary investments. These funds were being held for the possible redemption of additional shares of stock in Breda during the normal course of business, and for the payment of the construction of Breda's new corporate headquarters, which is scheduled for completion by late third quarter 2002. While inventories increased $970, and other current assets increased $94,882, those items were offset by a $167,090 decrease in accounts receivable and a $285,185 decrease in prepaid income taxes. The increase in other current assets of $94,882 reflected the prepayment of first quarter 2002 employee benefit premiums, which had been paid at year-end 2001. There was a decrease in accounts receivable that was attributable to the receipt of National Exchange Carrier Association reimbursements, and the one-time write-off of Qwest access underpayments because of the strong likelihood that those access fees would never be received. The amount written off by Breda and its subsidiaries as of December 31, 2001 with respect to Qwest's underpayment of access charges was $67,671. Qwest filed a Petition for Declaratory Order on May 19, 2000, with the IUB with respect to adjustments Qwest had made related to wireless participating companies in Iowa. The IUB ruled in Qwest's favor, but that decision was appealed by some rural Iowa independent telephone associations. In March 2002, however, the IUB issued an order affirming its earlier decision. The consequence of this order, unless the courts on judicial review change it, is that Qwest will not be required to make the payments that it unilaterally withheld from Breda for the wireless phone traffic that it unilaterally pushed through its toll trunks in Iowa.

            Breda is now reporting its cellular investment holdings and its Alpine investment on the equity method for those investments in which Breda has a 20% interest and for those investments where Breda does not have at least a 20% equity interest, but for which Breda has determined that Breda currently has significant influence with respect to the investment. This accounting change is discussed further below. The comparative balance sheet included in this report for the twelve-month period ended December 31, 2001, has been restated to reflect Breda's cellular investments and the Alpine investment on the equity method as of December 31, 2001. The net effect of the equity method is a $536,472 increase to other noncurrent assets net of the deferred income taxes as of December 31, 2001, as opposed to a decrease of $187,275 during the twelve month period ended December 31, 2001, as was the case previously.

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

            Common stock had a net increase of $284,815 during the twelve-month period ended December 31, 2001. The increase resulted primarily from two items. One was the $23 per share increase in outstanding shares value on May 16, 2001, and the other was a decrease in the number of outstanding shares through the redemption of 2,216 shares of common stock by Breda during the twelve-month period ended December 31, 2001. Breda's December 31, 2001, financial statements reported retained earnings of

            $4,053,092, which was a $23,322 decrease from the twelve-month period ended December 31, 2000. The decrease in retained earnings during the twelve-month period ended December 31, 2001, was the net effect of the stated value stock adjustment of $851,483, the dividends paid in 2001 of $111,087, and the year-to-date net income as of December 31, 2001. Breda's comparative, restated balance sheet for December 31, 2001, included in this filing and stating the effect of the use of the equity method for its cellular and Alpine investments, reports a $421,908 increase in retained earnings, after netting deferred tax credits of $114,564.

            Liquidity and Capital Resources at Six-months ended June 30, 2002.

            Breda had a decrease of $1,054,240 in current assets during the six-month period ended June 30, 2002, when compared to the year ended December 31, 2001. This resulted from a $639,679 decrease in cash and cash equivalents, and a $530,858 decrease in temporary investments. These funds were applied to the construction costs of Breda's new corporate office, to the redemption of $275,646 in Breda Telephone Corp. stock, to the payment of a shareholder dividend of $104, 214, to additional investment in long-term investments and to the purchase of equipment and other capital improvements. Inventories increased $11,761, which were mostly cable purchases in preparation for major third-quarter construction projects. The increase in other current assets of $15,933 mainly reflects the 9.71% premium increase in the 2002 cost of prepaid quarterly employee benefits as well as increased business insurance rates. The increase in accounts receivable is attributable to the increase in accounts receivable due from cellular commissions, exchange carriers, and key system projects that were in progress as of June 30, 2002. There was a $35,590 increase in prepaid income taxes.

            Noncurrent assets, which mainly consist of longer-term investments, increased $1,252,240 during the six-month period ended June 30, 2002, when compared to year-end December 31, 2001. Long term investments such as municipal bonds, U.S. Treasury notes and governmental securities increased $932,160 during the six-month period ended June 30, 2002, and reflects the transfer of cash on hand into longer-term investments during this time period as well as positive adjustments to the fair market value of some of these investments. Breda's other investments increased $438,448, during the six-month period ended June 30, 2002, as compared to the restated financial statements included in this filing for the twelve-month period ended December 31, 2001. As discussed above, Breda is now reporting its investments in Alpine Communications, L.C. and its cellular investments in RSA#1, RSA#7, RSA#8, and RSA#9 on the equity method. Breda has made this change because it believes that it exercises significant influence over the operations and financial policies of Alpine and the referenced cellular investments within the meaning of Accounting Principles Board Opinion No. 18, and that it therefore must report these investments on the equity method. Breda previously reported these investments at their cost, which was Breda's actual cash outlay to purchase these investments, in the other investments section on its balance sheet. Any cash distributions were correspondingly included in other income when the distributions were received. Because Breda owns more than 20% of Quad County Communications, Carroll County Wireless, L.L.C. and The Guthrie Group, L.L.C., Breda's interests in these entities were already being reported on the equity method. On May 2, 2001, Breda entered into a contractual agreement through its subsidiary, Prairie Telephone Co., Inc., to advance $500,000 to Desktop Media, L.L.C. This transaction is shown as a discounted Note Receivable for $460,412 at June 30, 2002. Breda also has as a 10% equity interest in Desktop Media, L.L.C., which is included in other investments. Breda is continuing to report this Desktop Media, L.L.C. investment on the cost basis since Breda's ownership is a 10% equity interest, and control of the entity remains with the 70% owner, who is also the manager.

            The remaining other noncurrent asset is intangibles, net of accumulated amortization, which showed a $119,945 decrease for the six-month period ended June 30, 2002, when compared to the twelve-month period ended December 31, 2001. As discussed previously, Breda recognized an impairment loss of $119,945 (net of tax loss of $70,768) on the goodwill from its 1998 purchase of the cable TV system assets in its Westside purchase. This impairment loss was the entire remaining unamortized goodwill on Breda's records from the Westside cable TV system purchase. The corresponding reduction in the asset account is reflected in the intangibles.

            Breda's net working capital was positive $1,476,542 at June 30, 2002, as compared to $2,664,323 at December 31, 2001. The $1,187,781 decrease in working capital between the two time periods resulted mainly from the decrease in Breda's short term cash as discussed above, along with a $128,805 increase in accounts payable. The increase in accounts payable is the result of timing differences in the receipt of new construction and other invoices for services received on or before June 30, 2002, but not received by Breda for payment until after June 30, 2002.

            Common stock had a net increase of $488,590 during the six-month period ended June 30, 2002, when compared to the year ended December 31, 2001. This increase is the result of two items: a decrease in the number of outstanding shares (through redemption of stock by Breda) from 35,025 shares to 34,018 shares during the six-month period ended June 30, 2002, and the $22/share increase in outstanding shares value on May 21, 2002. The decrease in the Retained Earnings during the six-month period ended June 30, 2002, when compared to year-end December 31, 2001, is the net effect of the restated share value transaction, the year-to-date net income as of June 30, 2002, and shareholder dividend of $104,214 paid on May 2, 2002.

            Three-months ended June 30, 2002 Compared to Three-months ended June 30, 2001.

            There was a decrease in total operating revenues for the three-month period ended June 30, 2002, when compared to the same period in 2001, of $142,313, or 9.4%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

            Local exchange carrier services revenue decreased $47,411, or 4.8%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. Local exchange carrier services revenue includes local network services, network access services, billing and collection services and miscellaneous income. These revenue components are discussed below.

            Local network services revenue increased $1,297, or 0.9%, when comparing the three-month period ended June 30, 2002, to the three-month period ended June 30, 2001.

            Network access revenue decreased $33,073, or 5.4%, when comparing the three-month period ended June 30, 2002, to the three-month period ended June 30, 2001. This decrease was attributable to the reduction of access revenue for the three-month period ended June 30, 2002, which resulted from the closing of Pacific Junction's telemarketing center on July 26, 2001. There was no access revenue being generated from calls made by Breda's telemarketing center after July 26, 2001 so there is no corresponding access revenue for the three-month period ended June 30, 2002, compared to the three-month period ended June 30, 2001. Also as noted previously in this report, Breda, Prairie Telephone and Westside Independent are no longer receiving access revenue from Qwest for terminating wireless traffic that is considered "local" by Qwest.

            Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $6,475, or 38.7%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. The decrease reflects not only that major carriers, such as AT&T, continue to perform more of their own billing and collection functions, but also that more customers are switching to Breda's long distance calling plans, which Breda is now marketing.

            Miscellaneous revenue decreased $9,160, or 4.2%, for the three-month period ended June 30, 2002, when compared with the three-month period ended June 30, 2001. The decrease in miscellaneous revenue was primarily the result of decreased cellular service commissions and cellular accessories revenue. The decrease in cellular related revenues was, however, partially offset by revenues generated from new services, such as the sale of key systems for business applications. Breda believes the decrease is partially attributable to the economic slowdown that occurred after the terrorist attacks on September 11, 2001. Breda has also seen a shift to a greater percentage of retention contracts, instead of new contracts, for its cellular customers, and the retention contracts generate less revenue for Breda.

            Broadcast services revenue decreased $12,646, or 4.9%, when comparing the three-month period ended June 30, 2002, to the three-month period ended June 30, 2001.

            This decrease was directly attributable to the erosion in the customer base when comparing the two three-month periods, and is attributable to competition from satellite dish providers and a declining population base in some of the rural areas served by Tele-Services, Ltd.

            There was a decrease in Internet services revenue for the three-month period ended June 30, 2002, when compared to the same period in 2001, of $6,697, or 3.4%. Breda's Internet customer base increased 3.7% for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001, but the revenue decrease is attributable to Breda reducing its pricing of monthly Internet services by $3.05/customer/month for those customers not receiving bundled services, and to Breda's bundling Internet services with its long distance services at a discounted price. With the completion of some engineering and equipment upgrades in the three-month period ended June 30, 2002, Breda is now able to offer its customers a line-sharing product through Qwest. Since one line can be used for both phone service and high-speed Internet services, Breda anticipates increased customer participation in its high-speed Internet service offerings.

            Telemarketing services revenue is reported as other revenue and it decreased $75,559, or 100.0%, when comparing the three-month period ended June 30, 2002, to the same period in 2001. The decrease is attributable to the closing of Pacific Junction's Telemarketing Center on July 26, 2001.

            There was an decrease in total operating expenses of $37,380, or 2.9%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. The three components encompassing operating expenses are: cost of services, depreciation and amortization, and selling, general and administrative expenditures.

            Cost of services expenses increased $40,500, or 8.0%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. The cost of services components, which are plant specific operations, plant non-specific operations, programming, and Internet costs, are explained below.

            There was an increase of $47,142, or 18.2%, in plant specific operations expense when comparing the three-month period ended June 30, 2002, to the three-month period ended June 30, 2001. While there was a $10,000 decrease in plant specific expenses because of the closing of the Pacific Junction telemarketing center on July 26, 2001, there was a net overall increase in plant specific operations, which was attributable to rate increases for wage and benefits starting in January 2002, to increased repair and maintenance costs, and to the addition of costs incurred with the sale of key systems, which would be expenditures for which there would be no corresponding entry in the three-month period ended June 30, 2001.

            Plant nonspecific operating expense decreased $6,703, or 23.1%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. This decrease mainly resulted from less utility, postage and office supply expenses during the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001.

            There was an increase of $12,067, or 166.1%, in cost of long distance when comparing the three-month period ended June 30, 2002, with the three-month period ended June 30, 2001. Breda hired an outside salesman in the last quarter of 2001 and is now aggressively marketing its long distance services as a stand-alone service, and in conjunction with its Internet services. These efforts have produced a significant increase in long distance customers, and consequently the cost of providing long distance service has also increased because of the increased customer base.

            There was an increase of $1,412, or 1.7%, in programming expense for cable TV services when comparing the three-month period ended June 30, 2002, with the three-month period ended June 30, 2001. The programming increase was the result of programming fee increases.

            The cost of Internet decreased by $13,418, or 10.5%, for the three-month period ended June 30, 2002, when compared to the three-month time period ended June 30, 2001. As noted previously, Breda changed its underlying Internet Service Provider in order to reduce its costs to provide competitive Internet service products.

            Depreciation and amortization expense decreased $13,197, or 4.8%, for the three-month period ended June 30, 2002, when compared to the same period in 2001. This decrease is primarily attributable to the impairment loss of $119,945 (net of tax loss of $70,768) as of June 30, 2002, on the goodwill from Breda's 1998 purchase of the cable TV system assets in its Westside purchase. This impairment loss was the entire remaining unamortized goodwill on Breda's records from the Westside cable TV system purchase, and as a result of the impairment, there is no corresponding amortization expense when compared to the same three-month period in 2001. The remaining decrease in depreciation and amortization expense is attributable to the fact that there was no depreciation expense for Pacific Junction during the three months ended June 30, 2002 since Pacific Junction's telemarketing center was not in operation during that time period.

            Selling, general and administrative expenses decreased $64,683, or 13.2%, for the three-month period ended June 30, 2002, when compared to the same period in 2001. The customer operations component decreased $41,662, or 20.9%, when comparing these two three-month time periods, and mainly resulted from no customer service labor expenditures for telemarketing services since the Pacific Junction telemarketing center closed on July 26, 2001. Corporate operations decreased $19,092, or 7.5%, during the three-month period ended June 30, 2002 when compared to the three-month period ended June 30, 2001. The decrease in corporate operations resulted from the elimination of a supervisory position in early 2002, the closure of the Pacific

            Junction telemarketing center, and the reduction in professional fees. General taxes paid by Breda decreased $3,929, or 10.9%, for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

            The net result of the operating services revenue and operating expenses was a decrease of $104,933, or 42.8%, in operating income for the three-month period ended June 30, 2002, when compared to the same three-month period a year ago.

            Other income (expense) decreased $5,797, or 2.3%, during the three-month period ended June 30, 2002, when compared to the same three-month period in 2001. Interest and dividend income decreased $3,133, or 5.0%, for the three-month period ended June 30, 2002 when compared to the three-month period ended June 30, 2001. This decrease resulted from the maturity and subsequent redemption of some long-term investments and an overall decline in interest rates. Interest expense also decreased $2,175, or 5.6%, when comparing the same three-month periods. The decrease in interest expense was the result of the quarterly principal payments reducing the overall debt on which interest is paid in the following quarters. Breda did not undertake any additional debt during the three-month period ended June 30, 2002.

            Income from equity investments increased $14,991, or 7.0%, during the three-month period ended June 30, 2002, when compared to the same three-month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its Alpine investment on the equity method. The corresponding three-month period ended June 30, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the three-month period ended June 30, 2002, when compared to the three-month period ended June 30, 2001, is a reflection of the overall increase in the net operating income of these investments.

            Income before income taxes decreased $110,730, or 22.4%, for the three month-period ended June 30, 2002, when compared to the three-month period ended June 30, 2001. Income taxes correspondingly decreased $49,944 for the three-month period ended June 30, 2002, when compared to the same period in 2001.

            Net income decreased $60,786, or 20.6%, for the three-month period ended June 30, 2002, when compared to the same period in 2001.

            Other Activities

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

            As of June 30, 2002, Breda had approximately $1,976,849 on its outstanding loan with the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998 at 7.35%. The loan has a fifteen-year term that matures in September, 2013. Breda and Prairie Telephone Company, Inc. also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $1,500,000 and $500,000. Those lines of credit will expire in 2005. No amounts were outstanding under either of those lines of credit on June 30, 2002.

            Breda anticipates that substantial expenditures will need to be made for software upgrades that will be necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"). CALEA was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain to support law enforcement in the conduct of lawfully authorized electronic surveillance. Pursuant to a court order or other lawful authorization, carriers must be able to 1) isolate all wire and electronic communications of a target transmitted by the carrier within its service territory; 2) isolate call-identifying information of a target; 3) provide the intercepted communications and call-identifying information of a target; 3) provide the intercepted communications and call-identifying information to law enforcement; 4) carry out the intercepts unobtrusively, so targets are not made aware of the electronic surveillance, and in a manner that does not compromise the privacy and security of other communications.

            Breda and all carriers were ordered to meet the J-Standard (basic) capabilities by June 30, 2000, and the "punch list" (six additional capabilities) by September 30, 2001. Breda filed a petition on June 30, 2000, under Section 107(c) of CALEA, which permits a carrier to file a petition with the Federal Communications Commission ("FCC") for a maximum extension of two years. Breda prepared a Flexible Deployment Assistance Guide that they sent to the Federal Bureau of Investigation ("FBI") identifying their switch specific information and a deployed generic timeline that indicated when their switch would be CALEA compliant. The FBI reviewed the Flexible Deployment Guides and then recommended to the FCC that they approve Breda's 107(c) Petition. Breda received an extension until June 30, 2002.

            On September 21, 2001, the FCC released an Order, which mandated that carriers implement two of the "punch list" items by September 30, 2001. However, since the due date was so close the FCC granted carriers until November 19, 2001 to be in compliance or ask for an extension. The FBI issued a Flexible Deployment Assistance guide for "Packet-Mode Communications" that dealt with carriers offering services such as DSL and ISDN. The FCC allowed carriers to file a packet-mode flex guide and amend their initial 107(c) Petition to file for a two-year extension with a deadline of November 19, 2001. Breda was in compliance with the packet-mode requirements as of November 19, 2001. Upon the conversion to Desktop Media, L.L.C. as its internet service provider, Breda again reviewed the CALEA requirements, and based on information provided by the equipment vendors has determined that Breda's equipment is in compliance with the packet-mode requirements. Because of its interrelated systems of hardware and software, Breda is continuing to test these systems for CALEA compliance.

            On April 11, 2002, after review by the courts, the FCC ordered carriers to install the "punch list" capabilities by June 30, 2002. In May 2002, the FBI published the Third Edition Flexible Deployment Assistance Guide, which was intended to assist carriers submitting petitions to the FCC for extensions of the six missing technical capabilities June 30, 2002 compliance date.

            On June 25, 2002, Breda, Prairie Telephone and Westside Independent each filed with the Federal Communications Commission a supplement to the Section 107 ( c ) extension granted for their switches for a further two-year extension until June 30, 2004. They had also filed on June 11, 2002, the Third Edition Flexible Deployment Assistance Guide Template to the FBI. Breda, Prairie Telephone and Westside Independent have received acknowledgment that the CALEA Implementation Section of the FBI received the materials submitted by them in response to the Third Edition of the Flexible Deployment Assistance Guide. If the FBI, with the aid of the law enforcement community, determines that a carrier's proposed deployment schedule is consistent with law enforcement priorities, it may provide support for the carrier's petition under Section 107 ( c ) of CALEA. The FCC decides whether or not to grant any carrier's petition. While Breda has not received the official extension decision from the FCC, Breda has taken all steps to meet the guidelines as presented.

            The latest, revised estimate of the cost for upgrading Breda's, Prairie Telephone's and Westside Independent's software to become compliant with CALEA, once the software changes are available from the vendor, is $405,000.

            Breda and Prairie Telephone have purchased spectrum for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. Prairie Telephone has also become a member in Guthrie Group, L.L.C. Guthrie Group, L.L.C. has purchased spectrum for providing personal communications services in some areas in Guthrie County, Iowa.

            Breda is a member in Carroll County Wireless, L.L.C., which has purchased spectrum for providing personal communications services in Carroll County, Iowa. Breda has transferred its personal communication services licenses for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C.

            Breda estimates that it will take at least 1 to 3 years for the surrounding areas to build out their personal communications systems to the point where Breda, Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to these systems.

            Personal communications services are competitive with telephone and cellular services. Breda does not believe, however, that investments in personal communications services or in ventures which may be involved in personal communications services are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes positioning itself to be able to offer personal communication services or investing in other ventures, which may offer personal communications services, are methods of attempting to diversify across the various telecommunications markets which are available today or may become important in the future.

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

            Breda will be converting the financial and billing software utilized by Westside Independent Telephone to the same financial system software now utilized by Breda and its other subsidiaries in the third and fourth quarters of 2002. All customer service and accounting processes performed in the Westside, Iowa, location for the 348 customers in the Westside exchange will be moved to the Breda home office location on September 20, 2002. The costs of the upgrades and conversions will not be material to Breda.

            There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services, Ltd. would be required to make significant capital expenditures to become compliant with new regulations requiring Emergency Alert System ("EAS") notification at the bottom of screen on all channels carried on its cable TV systems by October 1, 2002. It is estimated that these capital expenditures could cost $130,000. On June 14, 2002, Tele-Services, Ltd. filed a request with the FCC for waiver of rules regarding the Emergency Alert Systems (EAS) for small cable television operators with fewer than 5,000 subscribers. Tele-Services, Ltd. anticipates that it will receive notification within 30 days from the FCC on whether the hardship waiver has been granted.

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

            Breda, Prairie Telephone and Westside Independent are providing dial-up and high speed Internet access to their customers. Breda anticipates that there will continue to be competitive pressure to lower the dial-up rates. Breda also anticipates that the number of potential customers will continue to increase and that Internet customers will continue to demand higher Internet speed. Until July 2002, Breda was providing high-speed Internet access by leasing lines from Qwest. As of July 2002, Breda has completed the process of installing equipment in the Qwest central office that has allowed Breda to use a new product that Qwest offers called line sharing. Breda expects its customer base for high speed Internet to increase significantly during the remainder of 2002.

            The FCC's October 11, 2001 order on the Multi-Association Group plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers is now in effect for Breda, Prairie Telephone, and Westside Independent. Breda continues to believe that the FCC's order on the plan will not, at least in 2002, have any materially adverse effects on Breda's or its subsidiaries' revenues.

            On August 2, 2002, AT&T Communications of the Midwest, Inc. ("AT&T") filed an Amended Complaint and Petition for Rule Making with the Iowa Utilities Board ("IUB") regarding intra-state access rates. AT&T is requesting the IUB to significantly reduce the amount of intra-state access rates paid by AT&T to carriers such as Breda, Prairie Telephone and Westside Independent. While this petition is very recent and no action has been taken by the IUB at the date of this filing, Breda continues to anticipate actions of this type that will bring continuing pressure for the lowering of access charge rates. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC and other regulatory authorities such as the IUB.

            Breda continues to anticipate that its new corporate office building will be completed in October of 2002, and within the estimated total cost budget of $500,000.

            Breda is continuing to operate under and receive commission reimbursements based on its Agency Contract dated June 1, 1999, between United States Cellular Corporation and Breda. The June 1, 1999, contract states that the contract shall renew automatically for additional one-year terms on each June 1st unless and until either party gives the other party written notice of non renewal at least thirty days prior to the end of the then current term. The contract may be terminated at any time by either party immediately upon written notice to the other party upon the occurrence of any material breach of the Contract by the other party. Since a new contract between United States Cellular Corporation and Breda has not been negotiated, Breda continues to sell cellular phones and related service packages as a U.S. Cellular agent under the June 1, 1999 contract.

            On July 31, 2002, the RSA #9 partnership voted to allow Breda to take over operation of the U.S. Cellular Corporation kiosk located in the Walmart store in Carroll, Iowa, under this same Agency contract. Previously, United States Cellular Corporation had directly operated this retail outlet in competition with Breda's retail store in Carroll, Iowa.

            Breda, Prairie Telephone, and Westside Independent utilize the networks of major carriers to provide national and worldwide calling access to their customers. Breda, Prairie Telephone and Westside Independent also receive access revenue from carriers such as Global Crossing and Worldcom for terminating toll calls in their exchanges. Global Crossing filed a Chapter 11 bankruptcy under the United States Bankruptcy Code on January 28, 2002. WorldCom, Inc., which includes the MCI Group, filed a Chapter 11 bankruptcy under the United States Bankruptcy Code on July 21, 2002. While both debtors continue to operate their business and manage their properties as debtors in possession under the Bankruptcy Code, Breda and its subsidiary telephone companies are at risk of non-payment for intra-state carrier access revenues owed to them by Global Crossing and WorldCom, Inc. as of the date of each of their bankruptcy filings. As members of the National Exchange Carrier Association pool, Breda, Prairie Telephone and Westside Independent may submit the interstate portion of any non-payment by Global Crossing and WorldCom, Inc. to the NECA pool for payment. As of August 1, 2002, Breda estimates that its consolidated risk of non-payment from the carriers, themselves, or the NECA pool is approximately $16,000. Breda and its telephone subsidiaries are considered "utilities" for purposes of the bankruptcy code, and may not disconnect services from these carriers subsequent to the bankruptcy dates unless there is a valid reason other than the bankruptcy filings. Breda, Prairie Telephone and Westside Independent have received payment from Global Crossing for services rendered after its January 28, 2002, bankruptcy filing.

            During this quarter new employment agreements with each of Robert Boeckman, COO, and Jane Morlok, CFO, were negotiated by Breda. The term of each of these contracts is for a one-year period beginning on April 1, 2002. Other than compensation rates, there were no material changes from the previous employment agreements dated September 11, 2001.

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

            Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks, uncertainties and assumptions, nearly all of which are beyond the control of Breda and its management. The risks, uncertainties and assumptions affecting forward looking statements include, but are not limited to:

                  o the possible adverse effects to Breda and its subsidiaries which may arise under the Telecommunications Act of 1996 and the regulations promulgated under the Act, including increased competition;

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

            No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of April 1, 2002 through June 30, 2002.

            Breda did not issue any shares of its common stock during the period of April 1, 2002 through June 30, 2002, but as noted in Item 5 below, during the three-month period ended June 30, 2002, Breda redeemed 763 shares of common stock.

Item 3.     Defaults Upon Senior Securities.

            There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2002 through June 30, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders.

            The annual meeting of the shareholders of Breda was held on May 21, 2002. The only matters voted upon by the shareholders at the annual meeting were the election of two directors for Breda and the ratification of the appointment of Breda's auditors for the year 2002.

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

            The terms of two of Breda's directors expired at the 2002 annual meeting of the shareholders of Breda. The directors whose terms expired at the annual meeting were David Grabner and Clifford Neumayer.

            There were two nominees for the two director positions to be filled at the 2002 annual meeting of the shareholders. The nominees were David Grabner and Clifford Neumayer.

            David Grabner and Clifford Neumayer were elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2005.

            The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the two nominees for election as a director of Breda was as follows:

                                               Against                  Broker
            Name                      For   or Withheld  Abstentions   Non-Votes
            ----                      ---   -----------  -----------   ---------

            David Grabner             192       --           --           --
            Clifford Neumayer         175       --           --           --

            The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

                     Dean Schettler                 John Wenck
                     Roger Nieland                  Charles Thatcher
                     Larry Daniel

            The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2002. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

                For     Against or Withheld     Abstentions    Broker Non-Votes
                ---     -------------------     -----------    ----------------
                160             10                   --               --

Item 5.     Other Information.

            During the period of April 1, 2002 through June 30, 2002, Breda redeemed 43 shares of its common stock from 1 shareholder at $258.00 per share, for a total amount of $11,094.00 based on the redemption price per share previously established on May 16, 2001. Breda also redeemed 720 shares of its common stock from 11 different shareholders at $280.00 per share, for a total amount of $201,600.00. The $280.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 21, 2002 annual meeting of the shareholders of Breda.

            There were 5 transfers of shares of Breda's common stock during the period of April 1, 2002 through June 30, 2002 with respect to which Breda did not exercise its right of first refusal to purchase those shares. The transfers involved an aggregate of 26 shares of Breda's common stock.

            Breda's board of directors determines the purchase price payable for newly issued shares of Breda's common stock. Breda's board of directors also determines the redemption price that will be paid by Breda if Breda elects to redeem a shareholder's shares in any of the circumstances in which Breda has the right to purchase those shares. The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination in March, April or May of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting. The board of directors followed those historical practices and announced a new issuance price and redemption price of $280 per share at the May 21, 2002 annual meeting of the shareholders. The board of directors currently intends to continue to address this issue on an annual basis consistent with the above described historical practices of the board of directors. The board of directors has, however, departed from the above described historical practices from time to time in the past, and the board of directors may determine to depart from those historical practices from time to time again in the future.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

            (b) Breda did not file any reports on Form 8-K during the period of April 1, 2002 through June 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BREDA TELEPHONE CORP.


Date: August 14, 2002.                     By: /s/ Dean Schettler
                                               ---------------------------------
                                               Dean Schettler, President


Date: August 14, 2002.                     By: /s/ David Grabner
                                               ---------------------------------
                                               David Grabner, Treasurer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended June 30, 2002
                              BREDA TELEPHONE CORP.

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

10.   Material Contracts

      *(a) Employment Agreement dated April 1, 2002 between Breda and Robert Boeckman.

      *(b)  Employment Agreement dated April 1, 2002 between Breda and Jane
            Morlok.

      *99   Certification of Financial Information

      *Filed with this report