Form 10QSB
period 2002-09-30
BREDA TELEPHONE CORP
filed 2002-11-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ___________________

                         Commission file number: 0-26525

                              BREDA TELEPHONE CORP.
        (Exact name of small business issuer as specified in its charter)

                Iowa                                         42-0895882
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

                  112 E. Main, P.O. Box 190, Breda, Iowa 51436
                    (Address of principal executive offices)

                                 (712) 673-2311
                          (Issuer's telephone number)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,414 shares of common stock, no par value, at September 30, 2002.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No :|X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,   December 31,
                                                              2002            2001
                                                                         (As restated)
                                                          -------------  -------------
                            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $ 1,251,748     $ 1,797,415
  Temporary investments                                       286,772         636,169
  Accounts receivable                                         562,977         536,378
  Current portion of note receivable                           60,000              --
  Interest receivable                                          76,743          75,058
  Prepaid income taxes                                             --          51,280
  Inventories                                                 125,099          93,028
  Other                                                        11,366         100,265
                                                          -----------     -----------
                                                            2,374,705       3,289,593
                                                          -----------     -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                     3,186,803       2,494,073
  Other investments:
   Investments in unconsolidated affiliates at equity       3,246,802       2,489,639
   Long-term investments at cost                              804,164         811,497
  Intangibles, net of accumulated amortization                898,368       1,018,313
  Note receivable                                             404,693         451,502
                                                          -----------     -----------
                                                            8,540,830       7,265,024
                                                          -----------     -----------

PROPERTY AND EQUIPMENT                                      5,468,042       5,609,292
                                                          -----------     -----------

     TOTAL ASSETS                                         $16,383,577     $16,163,909
                                                          ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2002            2001
                                                                               (As restated)
                                                               -------------   -------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                             $   126,365     $   126,365
  Accounts payable                                                  243,303         199,675
  Accrued taxes                                                     109,403         141,439
  Other                                                             144,508         157,791
                                                                -----------     -----------
                                                                    623,579         625,270
                                                                -----------     -----------

LONG-TERM DEBT, less current portion                              1,818,636       1,912,625
                                                                -----------     -----------

DEFERRED CREDITS                                                    176,380         114,564
                                                                -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
   33,414 and 35,025 shares issued and outstanding
   at $280 and $258 stated value, respectively                    9,355,920       9,036,450
  Retained earnings                                               4,409,062       4,475,000
                                                                -----------     -----------
                                                                 13,764,982      13,511,450
                                                                -----------     -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $16,383,577     $16,163,909
                                                                ===========     ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2002 and 2001

                                            For the Three Months Ended        For the Nine Months Ended
                                              2002            2001             2002             2001
                                                          (As restated)                     (As restated)
                                          -----------     -------------     -----------     -------------
OPERATING REVENUES                        $ 1,443,988      $ 1,495,995      $ 4,257,712      $ 4,582,438
                                          -----------      -----------      -----------      -----------

OPERATING EXPENSES
  Cost of services                            544,040          604,381        1,633,857        1,710,489
  Depreciation and amortization               260,996          282,848          775,502          837,483
  Selling, general and administration         390,813          477,315        1,326,013        1,502,970
                                          -----------      -----------      -----------      -----------
                                            1,195,849        1,364,544        3,735,372        4,050,942
                                          -----------      -----------      -----------      -----------

OPERATING INCOME                              248,139          131,451          522,340          531,496
                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                 55,931           68,234          180,805          182,491
  Interest expense                            (36,352)         (38,572)        (110,843)        (117,322)
  Income from equity investments              354,072          287,495          882,513          692,043
  Other, net                                   (3,374)          (1,274)         (11,937)           8,705
                                          -----------      -----------      -----------      -----------
                                              370,277          315,883          940,538          765,917
                                          -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                    618,416          447,334        1,462,878        1,297,413
                                          -----------      -----------      -----------      -----------

INCOME TAXES                                  276,658          159,521          589,598          482,230
                                          -----------      -----------      -----------      -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                 341,758          287,813          873,280          815,183
                                          -----------      -----------      -----------      -----------

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, NET OF TAX                                                 (70,768)
                                          -----------      -----------      -----------      -----------

NET INCOME                                $   341,758      $   287,813      $   802,512      $   815,183
                                          ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE               $     10.20      $      8.10      $     23.41      $     22.39
                                          ===========      ===========      ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock             Retained
                                               Shares        Amount         Earnings           Total
                                               ------     -----------      -----------      ------------
Balance at December 31, 2000 (as restated)     37,241     $ 8,751,635      $ 4,289,997      $ 13,041,632

    Comprehensive Income:
       Net income, as restated                                               1,147,573         1,147,573

    Dividends paid                                                            (111,087)         (111,087)

    Common stock redeemed, net                 (2,216)       (566,668)                          (566,668)

    Stated value stock adjustment                             851,483         (851,483)
                                               ------     -----------      -----------      ------------

Balance at December 31, 2001 (as restated)     35,025       9,036,450        4,475,000        13,511,450

    Comprehensive Income:
       Net income                                                              802,512           802,512

    Dividends paid                                                            (104,214)         (104,214)

    Common stock redeemed, net                 (1,611)       (444,766)                          (444,766)

    Stated value stock adjustment                             764,236         (764,236)
                                               ------     -----------      -----------      ------------

Balance at September 30, 2002                  33,414     $ 9,355,920      $ 4,409,062      $ 13,764,982
                                               ======     ===========      ===========      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001

                                                                                  2002             2001
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income, as restated                                                     $   802,512      $   815,183
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                775,502          837,483
     Amortization of investment tax credits                                        (7,327)          (7,327)
     Deferred income taxes                                                         69,143          113,516
     Cumulative effect of accounting change                                       119,945               --
     Note receivable discount                                                     (13,191)          (6,576)
     Equity income in unconsolidated affiliates, net of distributions
         received of $120,349 and $388,898 in 2002 and 2001, respectively        (757,164)        (303,145)
     Changes in operating assets and liabilities:
         (Increase) decrease in assets                                             79,824            6,358
         Increase (decrease) in liabilities                                        (1,691)        (169,577)
                                                                              -----------      -----------
     Net cash provided by operating activities                                  1,067,553        1,285,915
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                         (637,804)        (299,937)
    Cost of removing plant, net of salvage                                          3,553            8,113
    Purchase of investments                                                      (882,978)        (281,095)
    Proceeds from the sale of investments                                         539,645          148,312
    Issuance of note receivable                                                        --         (440,000)
    Purchase of other investments                                                      --          (60,000)
    Sale of other investments                                                       7,333          314,692
                                                                              -----------      -----------
      Net cash used in investing activities                                      (970,251)        (609,915)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                               (104,214)        (111,087)
    Common stock redeemed                                                        (444,766)        (451,084)
    Repayment of long-term debt                                                   (93,989)         (87,989)
                                                                              -----------      -----------
      Net cash used in financing activities                                      (642,969)        (650,160)
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (545,667)          25,840
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,797,415        1,104,577
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,251,748      $ 1,130,417
                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                                $   110,843      $   117,322
      Income taxes                                                            $   415,678      $   217,241

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001. As explained in the first quarter, the Company has adopted the equity method of accounting for certain investments, accordingly the 2001 financial statements have been restated in accordance with accounting principles generally accepted in the United States of America.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ending September 30, 2002 are not necessarily indicative of the operating results of the entire year.

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

                                          Local                       Internet
                                         Exchange                     Service
                                         Carrier      Broadcast       Provider       Other         Total
                                       ----------     ---------      ---------      -------      ----------
            Nine months ended
            September 30, 2002
            ------------------
      Revenues
           External customers          $2,967,734     $ 733,075      $ 556,903      $    --      $4,257,712
           Intersegment                        --            --             --           --              --
             Segment profit (loss)        959,774      (146,116)        (8,389)      (2,757)        802,512

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

                                         Local                       Internet
                                       Exchange                      Service
                                       Carrier       Broadcast       Provider        Other          Total
                                      ----------     ---------      ---------      ---------      ----------
              Nine months ended
              September 30, 2001
                (As restated)
              ------------------
      Revenues
          External customers            $3,087,569     $ 763,424      $ 566,232      $ 165,213      $4,582,438
          Intersegment                          --            --             --             --              --
            Segment profit (loss)          941,479       (75,459)       (32,403)       (18,434)        815,183

              Three months ended
              September 30, 2002

      Revenues
          External customers            $1,014,457     $ 244,643      $ 184,888      $      --      $1,443,988
          Intersegment                          --            --             --             --              --
            Segment profit (loss)          363,355       (19,196)        (2,582)           181         341,758

           Three months ended
           September 30, 2001
             (As restated)

      Revenues
          External customers            $1,052,736     $ 254,047      $ 180,355      $   8,857      $1,495,995
          Intersegment                          --            --             --             --              --
            Segment profit (loss)          347,075       (24,266)       (20,570)       (14,426)        287,813

              Reconciliation of
              Segment Information
              -------------------                Three months ended                 Nine months ended
                                             September 30,  September 30,    September 30,    September 30,
                                                 2002            2001            2002              2001
                                                            (As restated)                     (As restated)
                                             -------------  -------------    -------------    -------------
      REVENUES:
        Total revenues and sales
          for reportable Segments             $1,443,988     $ 1,487,138      $ 4,257,712      $ 4,417,225
           Other revenues                             --           8,857               --          165,213
        Elimination of intersegment
          revenues                                    --              --               --               --
                                              ----------     -----------      -----------      -----------
            Consolidated Revenues             $1,443,988     $ 1,495,995      $ 4,257,712      $ 4,582,438
                                              ==========     ===========      ===========      ===========

      PROFIT:
        Total profit for reportable
          segments                            $  341,577     $   302,239      $   805,269      $   833,617
        Other profit (loss)                          181         (14,426)          (2,757)         (18,434)
                                              ----------     -----------      -----------      -----------
               Net Income                     $  341,758     $   287,813      $   802,512      $   815,183
                                              ==========     ===========      ===========      ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NET INCOME PER SHARE OF COMMON STOCK

      Net income per common share for the three and nine months ended September 30, 2002 and 2001 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2002 and 2001 are 33,493 and 35,549, and 34,278, and 36,410, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

            There was a decrease in total operating revenues for the nine-month period ended September 30, 2002, when compared to the same period in 2001, of $324,726, or 7.1%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

            Local exchange carrier services revenue decreased $119,835, or 3.9%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. Local exchange carrier services revenue includes local network services, network access services, long distance services, billing and collection services and miscellaneous revenue. These revenue components are discussed below.

            Local network services revenue decreased $479, or 0.1%, for the nine-month period ended September 30, 2002, when compared to the same nine-month period in 2001. This decrease resulted partially from the closure of the Pacific Junction Telemarketing Center in July 2001. This closure reduced the number of local subscribers by almost 60 lines, and this revenue was included in the nine-month period ended September 30, 2001, and for which there is no corresponding revenue in the nine-month period ended September 30, 2002.

            Network access revenue decreased $145,701, or 7.6%, when comparing the nine-month period ended September 30, 2002, to the nine-month period ended September 30, 2001. This decrease was due primarily to the reduction of access revenue for the nine-month period ended September 30, 2002, which resulted from the closing of Pacific Junction's telemarketing center in July 2001. Pacific Junction's telemarketing calls had generated an average of approximately $4,400 per month in access revenues for Breda. Breda, Prairie Telephone and Westside Independent also wrote off $87,415 in network access revenue during the period ended September 30, 2002, because of the Chapter 11 bankruptcy filings by Global Crossing on January 28, 2002, and WorldCom on July 21, 2002.

            The remaining network access revenue decrease is the result of Breda, Prairie Telephone and Westside Independent no longer receiving access revenue from Qwest for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by those local exchange carriers that participate in use of the switching and network facilities offered by Iowa Network Services (INS). Breda, Prairie Telephone and Westside Independent are local exchange carriers using switching and network facilities offered by INS. In September 1999, Qwest sent a memo informing affected parties that Qwest would be making adjustments related to wireless originating minutes for intraMTA calls on the access bills of the INS participating companies, and that the participating companies would receive no compensation for terminating this traffic. Qwest filed a Petition for Declaratory Order on May 19, 2000 with the Iowa Utilities Board (IUB), requesting that the Iowa Utilities Board establish rules, requirements and obligations that local exchange carriers, such as Breda, and wireless carriers must follow when using Qwest as a transit provider for the exchange of traffic between them. On March 18, 2002, the IUB affirmed its proposed decision and order issued in November 2001. The consequence of this order, unless the courts on judicial review would change it, was that Qwest would not be required to make the payments that it unilaterally withheld from companies such as Breda, for the wireless phone traffic that it unilaterally pushed through its toll trunks at INS. The IUB also denied Qwest's request for a refund of payments it had paid before April 1999. During the nine-month period ended September 30, 2002, Breda, Prairie Telephone, and Westside Independent had a decrease in access revenue because of the Qwest action of almost $30,000, when compared to the nine-month period ended September 30, 2001.

            Long distance services increased $49,928, or 160.2%, when comparing the nine-month period ended September 30, 2002, to the nine-month period ended September 30, 2001. This increase was due primarily to increased marketing and promotion of this service which resulted in a 91.8% increase in the customer base for long distance services for the nine-month period ended September 30, 2002, when compared to the same nine-month period a year ago.

            Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $18,479, or 36.8%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. The decrease reflects not only that carriers, such as AT&T, are performing more of their own billing and collection work, but also that more customers are switching to Breda's long distance calling plans.

            Miscellaneous revenue decreased $5,104, or 0.8%, for the nine-month period ended September 30, 2002, when compared with the nine-month period ended September 30, 2001. The decrease in miscellaneous revenue was primarily the result of decreased cellular service commissions. The overall volume increase for the nine-month period ended September 30, 2002 was 232 units, when compared to the nine-month period ended September 30, 2001. However, that net increase coupled with a lower ratio of new customer contracts, which carry higher commissions, and a higher ratio of retention contracts, which carry lower commissions, caused the overall commission revenue to decrease. The decrease in cellular related revenues was, however, partially offset by revenues generated from new services, such as the sale of key systems for business applications, and the increase in customer premise equipment rental.

            Broadcast services revenue decreased $30,349, or 4.0%, when comparing the nine-month period ended September 30, 2002, to the nine-month period ended September 30, 2001. This decrease was directly attributable to a 2.9% decrease in the customer base when comparing the two nine-month periods, and is attributable to competition from satellite dish providers and declining population bases in the small rural communities where some of Breda's broadcast systems are located.

            There was a decrease in Internet services for the nine-month period ended September 30, 2002, when compared to the same period in 2001, of $9,329, or 1.6%. Breda's Dial-up internet customer base increased 3.4%, and its High-speed internet customer base increased 88.6%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001, but the revenue decrease is attributable to Breda reducing its pricing of monthly dial-up Internet services by $3.05/customer/month for those customers not receiving bundled services, and to Breda's bundling of Internet services with its long distance services at a discounted price in August of 2001. This 12.2% reduction in monthly Internet service fees for non-bundled services was taken for competitive reasons. As is discussed elsewhere in this report, Breda switched to a new underlying Internet service provider in October of 2001 in order to allow Breda to further reduce costs. While Breda has lost Internet customers because of competition, Breda's overall Internet operations have continued to grow.

            Telemarketing services revenue is reported as other revenue, and it decreased $165,213, or 100.0%, when comparing the nine-month period ended September 30, 2002, to the same period in 2001. The decrease is attributable to the closing of Pacific Junction's Telemarketing Center in July 2001. The telemarketing call center has not been operational since that date, and it is unlikely that the telemarketing center will again become operational.

            There was a decrease in total operating expenses of $315,570, or 7.8%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. The components making up operating expenses relate to cost of services, depreciation and amortization, and selling, general and administration expenditures.

            Cost of services expenses decreased $76,632, or 4.5%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. The cost of services components, which are plant specific operations, plant non-specific operations, long distance costs, programming, and Internet costs, are explained below.

            There was a decrease of $64,171, or 6.7%, in plant specific operations expense when comparing the nine-month period ended September 30, 2002, to the nine-month period ended September 30, 2001. While there was no plant specific expense for Pacific Junction for the nine-month period ended September 30, 2002, as compared to the $24,114 in such expense for Pacific Junction in the nine-month period ended September 30, 2001, there were increases caused by labor and benefit increases, and the addition of costs for key system sales. However, there was an overall decrease in repair expense for buildings and facilities, and some of the costs previously allocated only to plant specific operations, such as facility rent are now also allocated to Internet services. As noted previously, Pacific Junction's telemarketing center has not been in operation since July 2001.

            Plant nonspecific operating expense decreased $29,056, or 32.9%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. This decrease resulted from a company wide decrease in provisioning expenses. The provisioning expense decrease resulted from less transmission power used during this nine-month period and because the company implemented a process called cass certification to reduce its postage expense for the mailing of its customer invoices. The cass certification process, which allows for the in-house performance of functions usually done by the postal system such as sorting and bundling, was implemented in the second quarter of 2001, so the nine-month period ended September 30, 2001, shows some first-class postage expense, versus cass certification rates which are shown in the nine-month period ended September 30, 2002. Other paper supplies, and billing expenditures were decreased when the company began billing for multiple services on one invoice where customers had more than one service.

            There was an increase of $27,582, or 114.6%, in cost of long distance when comparing the nine-month period ended September 30, 2002, with the nine-month period ended September 30, 2001. The increase was the result of the corresponding, underlying carrier costs of providing long distance service to a customer base which increased 91.8% when comparing the two nine-month periods.

            There was an increase of $7,501, or 3.0%, in programming expense for cable TV services when comparing the nine-month period ended September 30, 2002, with the nine-month period ended September 30, 2001. The programming increase was the result of programming fee increases.

            The cost of Internet decreased by $18,488, or 4.6%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. As noted previously, on October 31, 2001, Breda changed its underlying Internet service provider in order to reduce its costs to provide Internet service.

            Depreciation and amortization expense decreased $61,981 or 7.4%, for the nine-month period ended September 30, 2002, when compared to the same period in 2001. Breda allocated part of the purchase price paid for Westside Independent Telephone Company and its cable TV subsidiary in 1998 to goodwill. Effective January 1, 2002, however, generally accepted accounting principles established by the Financial Accounting Standards Board no longer allow the expensing, or amortizing, of a portion of this goodwill over a fifteen-year period. Approximately all of the $61,981 decrease in depreciation and amortization expense for the nine-month period ended September 30, 2002, is attributable to the termination of this expense amortization. There was also a $6,083 decrease in depreciation and amortization expense which is attributable to the fact that there was no depreciation expense for Pacific Junction during the nine months ended September 30, 2002 since Pacific Junction's telemarketing center was not in operation during that time period. The overall depreciation and amortization expense increased in the other telephone, cable TV, and Internet operations because of new equipment and capital items being depreciated which offset the decrease in the depreciation and amortization expense attributable to the closure of the telemarketing center in July 2001.

            Selling, general and administrative expenses decreased $176,957, or 11.8%, for the nine-month period ended September 30, 2002, when compared to the same period in 2001. The customer operations component decreased $49,909, or 8.4%, when comparing these two nine-month time periods, and mainly resulted from the closure of the Pacific Junction Telemarketing Center in July 2001. There was no customer operations expenditures related to the Pacific Junction Telemarketing Center reported in the nine-month period ended September 30, 2002 when compared to the $119,339 in expenditures during the nine-month period ended September 30, 2001. Increases in wages, benefits, advertising expenditures, and training expenditures offset the telemarketing customers operations decrease for a net overall $49,909 decrease in customer operations expenditures during the nine-month period September 30, 2002. Corporate operations decreased $117,757, or 14.6%, during the nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2001. The decrease in corporate operations resulted from the elimination of a supervisory position in early 2002, and a reduction in professional fees. General taxes paid by Breda decreased $9,291, or 8.9%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001, and resulted from decreased tax rates levied by the taxing authorities in the various counties.

            The net result of the operating services revenue and operating expenses was a decrease of $9,156, or 1.7%, in operating income for the nine-month period ended September 30, 2002, when compared to the same nine-month period in 2001.

            Other income (expense) increased $174,621, or 22.8%, during the nine-month period ended September 30, 2002, when compared to the same nine-month period in 2001. Interest and dividend income decreased $1,686, or 0.9%, when comparing the nine-month periods. The decrease in interest and dividend income was mainly the result of decreased funds drawing interest in long-term investments and lower interest income rates. Interest expense decreased $6,479, or 5.5%, when comparing the same nine-month periods. The decrease in interest expense was the result of the quarterly principal payments reducing the overall debt on which interest is paid in the following quarters. Breda did not undertake any additional debt during the nine-month period ended September 30, 2002.

            Income from equity investments increased $190,470, or 27.5%, during the nine-month period ended September 30, 2002, when compared to the same nine-month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its Alpine investment on the equity method. The corresponding nine-month period ended September 30, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001, is a reflection of the overall increase in the net operating income of these investments. The other income, net, is a negative $11,937 for the nine-month period ended September 30, 2002, as compared to a positive $8,705 for the nine-month period ended September 30, 2001, and is mainly composed of director fee revenues from cellular investments and the corresponding labor costs for time spent managing these investments. Westside's investment in Quad Co., which is Westside's pro-rata share of Quad's Co.'s estimated nine-month net operating loss of $9,597, is also included in the other revenue, net.

            Income before income taxes increased $165,465, or 12.8%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. Income taxes increased $107,368 for the nine-month period ended September 30, 2002, when compared to the same period in 2001. Net income before cumulative effect of accounting change increased $58,097, or 7.1%, for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001.

            The cumulative effect of an accounting change, net of tax, decreased Breda's income by $70,768 during the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2001. This net of tax item reflects an impairment of goodwill for which there was no corresponding entry during the nine-month period ended September 30, 2001. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and these accounting principles are incorporated into Breda's financial statement beginning January 1, 2002. As noted previously in the discussion on the decrease in Breda's depreciation and amortization expense for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price, which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax, impairment expense is Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which is in excess of the fair value of that asset based on discounted cash flow valuation.

            Net income decreased $12,671, or 1.6%, for the nine-month period ended September 30, 2002, when compared to the same period in 2001.

            Liquidity and Capital Resources at Year Ended December 2001.

            Breda's net working capital was a positive $2,664,323 at December 31, 2001. Breda had an increase of $727,002 in current assets during the twelve-month period ended December 31, 2001. The increase resulted from a $692,838 increase in cash and cash equivalents, and a $366,329 increase in temporary investments. These funds were being held for the possible redemption of additional shares of stock in Breda during the normal course of business, and for the payment of the construction of Breda's new corporate headquarters, which was nearing completion by September 30, 2002. While inventories increased $970, and other current assets increased $94,882, those items were offset by a $167,090 decrease in accounts receivable and a $285,185 decrease in prepaid income taxes. The increase in other current assets of $94,882 reflected the prepayment of first quarter 2002 employee benefit premiums, which had been paid at year-end 2001. There was a decrease in accounts receivable that was attributable to the receipt of National Exchange Carrier Association reimbursements, and the one-time write-off of Qwest access underpayments because of the strong likelihood that those access fees would never be received. The amount written off by Breda and its subsidiaries as of December 31, 2001 with respect to Qwest's underpayment of access charges was $67,671. Qwest filed a Petition for Declaratory Order on May 19, 2000, with the Iowa Utilities Board with respect to adjustments Qwest had made related to wireless participating companies in Iowa. The Iowa Utilities Board ruled in Qwest's favor, but that decision was appealed by some rural Iowa independent telephone associations. In March 2002, however, the Iowa Utilities Board issued an order affirming its earlier decision. The consequence of this order is that Qwest will not be required to make the payments that it unilaterally withheld from Breda for the wireless phone traffic that it unilaterally pushed through its toll trunks in Iowa.

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

            Liquidity and Capital Resources at Nine Months Ended September 30, 2002.

            Breda had a decrease of $914,888 in current assets during the nine-month period ended September 30, 2002, when compared to the year ended December 31, 2001. This resulted from a $545,667 decrease in cash and cash equivalents, and a $349,397 decrease in temporary investments. These funds were applied to the construction costs of Breda's new corporate office, to the redemption of $444,766 in Breda Telephone Corp. stock, to the payment of a shareholder dividend of $104,214, to additional investment in long-term investments and to the purchase of equipment and other capital improvements. Inventories increased $32,071, which were mostly cable purchases in preparation for major fourth-quarter construction projects. The decrease in other current assets of $88,899 occurred because employee retirement benefits and health and life insurance benefit premiums for fourth quarter 2002 were paid at the beginning of the fourth quarter 2002, instead of at the end of third quarter 2002, which would have been reflected as a prepaid expense. The increase in accounts receivable is attributable to the increase in accounts receivable due from cellular commissions, exchange carriers, and key system projects that were in progress as of September 30, 2002. The current portion of note receivable was increased to reflect the portion of our note receivable from Desktop Media LLC that became current in the third quarter 2002. The Desktop note receivable is discussed in more detail below. There was a $51,280 decrease in prepaid income taxes.

            Noncurrent assets, which mainly consist of longer-term investments, increased $1,275,806 during the nine-month period ended September 30, 2002, when compared to year-end December 31, 2001. Long term investments such as municipal bonds, U.S. Treasury notes and governmental securities increased $692,730 during the nine-month period ended September 30, 2002, and reflects the transfer of cash on hand into longer-term investments during this time period as well as positive adjustments to the fair market value of some of these investments. Breda's other investments increased $757,163, during the nine-month period ended September 30, 2002, as compared to the restated financial statements included in this filing for the twelve-month period ended December 31, 2001. As discussed above, Breda is now reporting its investments in Alpine Communications, L.C. and its cellular investments in RSA#1, RSA#7, RSA#8, and RSA#9 on the equity method. Breda has made this change because it believes that it exercises significant influence over the operations and financial policies of Alpine and the referenced cellular investments within the meaning of Accounting Principles Board Opinion No. 18, and that it therefore must report these investments on the equity method. Breda previously reported these investments at their cost, which was Breda's actual cash outlay to purchase these investments, in the other investments section on its balance sheet. Any cash distributions were correspondingly included in other income when the distributions were received. Because Breda owns more than 20% of Quad County Communications, Carroll County Wireless, L.L.C. and The Guthrie Group, L.L.C., Breda's interest in these entities were already being reported on the equity method. On May 2, 2001, Breda entered into a contractual agreement through its subsidiary, Prairie Telephone Co., Inc., to advance $500,000 to Desktop Media, L.L.C. This transaction is shown as a discounted Note Receivable for $404,693 at September 30, 2002. Breda also has a 10% equity interest in Desktop Media, L.L.C., which is included in other investments. Breda is continuing to report this Desktop Media, L.L.C. investment on the cost basis since Breda's ownership is a 10% equity interest, and control of the entity remains with the 70% owner, who is also the manager.

            The remaining other noncurrent asset is intangibles, net of accumulated amortization, which showed a $119,945 decrease for the nine-month period ended September 30, 2002, when compared to the twelve-month period ended December 31, 2001. As discussed previously, Breda recognized an impairment loss of $119,945 (net of tax loss of $70,768) on the goodwill from its 1998 purchase of the cable TV system assets in its Westside purchase. This impairment loss was the entire remaining unamortized goodwill on Breda's records from the Westside cable TV system purchase. The corresponding reduction in the asset account is reflected in the intangibles.

            Breda's net working capital was a positive $1,751,126 at September 30, 2002, as compared to $2,664,323 at December 31, 2001. The
            $913,197 decrease in working capital between the two time periods resulted mainly from the decrease in Breda's short-term cash as discussed above.

            Common stock had a net increase of $319,470 during the nine-month period ended September 30, 2002, when compared to the year ended December 31, 2001. This increase is the result of two items: a decrease in the number of outstanding shares (through redemption of stock by Breda) from 35,025 shares to 33,414 shares during the nine-month period ended September 30, 2002, and the $22/share increase in outstanding shares value on May 21, 2002. The decrease in the Retained Earnings during the nine-month period ended September 30, 2002, when compared to year-end December 31, 2001, is the net effect of the restated share value transaction, the year-to-date net income as of September 30, 2002, and shareholder dividend of $104,214 paid on May 2, 2002.

            Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

            There was a decrease in total operating revenues for the three-month period ended September 30, 2002, when compared to the same period in 2001, of $52,007, or 3.5%. The segments making up total operating revenue are: local exchange carrier services, broadcast services, Internet services and other services revenue.

            Local exchange carrier services revenue decreased $38,279, or 3.6%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. Local exchange carrier services revenue includes local network services, network access services, long distance services, billing and collection services and miscellaneous income. These revenue components are discussed below.

            Local network services revenue increased $414, or 0.3%, when comparing the three-month period ended September 30, 2002, to the three-month period ended September 30, 2001.

            Network access revenue decreased $97,927, or 14.8%, when comparing the three-month period ended September 30, 2002, to the three-month period ended September 30, 2001. This decrease was attributable to the reduction of access revenue for the three-month period ended September 30, 2002, which resulted from the closing of Pacific Junction's telemarketing center in July 2001. Also as noted previously in this report, Breda, Prairie Telephone and Westside Independent are no longer receiving access revenue from Qwest for terminating wireless traffic that is considered "local" by Qwest. The amount that Breda did not receive for Qwest for the three-month period ending September 30, 2002, when comparing to the three-month period ended September 30, 2001, was approximately $14,300. As also noted previously in this report, Breda, Prairie and Westside also wrote off $87,415 in access revenue that is not collectible because of Chapter 11 bankruptcy filings by Global Crossing on January 28, 2002, and by WorldCom on July 21, 2002.

            Long distance services increased $14,987, or 125.6% when comparing the three-month period ended September 30, 2002, to the three-month period ended September 30, 2001. This increase was attributable to a 62.6% increase in the customer base when comparing the two three-month periods.

            Billing and collection service revenue is a function of the amount of billing and collection services provided by Breda to other carriers such as AT&T. The billing and collection services revenues decreased $7,075, or 41.2%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. The decrease reflects not only that major carriers, such as AT&T, continue to perform more of their own billing and collection functions, but also that more customers are switching to Breda's long distance calling plans, which Breda is now aggressively marketing.

            Miscellaneous revenue increased $51,322, or 23.7%, for the three-month period ended September 30, 2002, when compared with the three-month period ended September 30, 2001. The increase in miscellaneous revenue was primarily the result of increased cellular service commissions and cellular accessories revenue. The increase in miscellaneous revenue was also attributable to increased revenues generated from new services, such as the sale of key systems for business applications. As noted in previous reports, Breda had experienced a reduction in its retail cellular sales for the three-month period ended September 30, 2001, when consumer spending slowed after the terrorist attack on September 11, 2001.

            Broadcast services revenue decreased $9,404, or 3.7%, when comparing the three-month period ended September 30, 2002, to the three-month period ended September 30, 2001. This decrease was directly attributable to the erosion in the customer base when comparing the two three-month periods, and is attributable to competition from satellite dish providers and a declining population base in some of the rural areas served by Tele-Services, Ltd.

            There was an increase in Internet services revenue for the three-month period ended September 30, 2002, when compared to the same period in 2001, of $4,533, or 2.5%. Breda's Dialup internet customer base increased 0.1% and its High speed internet customer base increased 60.7% for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. With the completion of some engineering and equipment upgrades in the three-month period ended June 30, 2002, Breda is now able to offer its customers a line-sharing product through Qwest. Since one line can be used for both phone service and high-speed Internet services, Breda is seeing increased customer participation in its high-speed Internet service offerings.

            Telemarketing services revenue is reported as other revenue and it decreased $8,857, or 100.0%, when comparing the three-month period ended September 30, 2002, to the same period in 2001. The decrease is attributable to the closing of Pacific Junction's Telemarketing Center in July 2001.

            There was a decrease in total operating expenses of $168,695, or 12.4%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. The three components encompassing operating expenses are: cost of services, depreciation and amortization, and selling, general and administrative expenditures.

            Cost of services expenses decreased $60,341, or 10.0%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. The cost of services components, which are plant specific operations, plant non-specific operations, long distance costs, programming, and Internet costs, are explained below.

            There was a decrease of $42,426, or 12.1%, in plant specific operations expense when comparing the three-month period ended September 30, 2002, to the three-month period ended September 30, 2001. There was a $3,660 decrease in plant specific expenses because of the closing of the Pacific Junction telemarketing center in July 2001, and there was an overall decrease in repair and maintenance expenditures for the three-month period ended September 30, 2002.

            Plant nonspecific operating expense decreased $2,510, or 10.8%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. This decrease mainly resulted from less utility, postage and office supply expenses during the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001.

            There was an increase of $7,744, or 86.6%, in cost of long distance when comparing the three-month period ended September 30, 2002, with the three-month period ended September 30, 2001. Breda hired an outside salesperson in the last quarter of 2001 and is now aggressively marketing its long distance services as a stand-alone service, and in conjunction with its Internet services. These efforts have produced a significant increase in long distance customers, and consequently the cost of providing long distance service has also increased because of the increased customer base.

            There was an increase of $5,217, or 6.4%, in programming expense for cable TV services when comparing the three-month period ended September 30, 2002, with the three-month period ended September 30, 2001. The programming decrease was the result of programming fee decreases.

            The cost of Internet decreased by $28,366, or 20.4%, for the three-month period ended September 30, 2002, when compared to the three-month time period ended September 30, 2001. As noted previously, Breda changed its underlying Internet Service Provider in order to reduce its costs to provide competitive Internet service products.

            Depreciation and amortization expense decreased $21,852, or 7.7%, for the three-month period ended September 30, 2002, when compared to the same period in 2001. As a result of the impairment loss of $119,945 (net of tax loss of $70,768) on the goodwill from Breda's 1998 purchase of the cable TV system assets, there is no corresponding amortization expense when compared to the same three-month period in 2001. The remaining decrease in depreciation and amortization expense is attributable to the fact that there was no depreciation expense for Pacific Junction during the three months ended September 30, 2002 since Pacific Junction's telemarketing center was not in operation during that time period.

            Selling, general and administrative expenses decreased $86,502, or 18.1%, for the three-month period ended September 30, 2002, when compared to the same period in 2001. The customer operations component decreased $18,036, or 9.7%, when comparing these two three-month time periods, and mainly resulted from the reduction in the customer service staff by one full time equivalent. Corporate operations decreased $70,540, or 26.8%, during the three-month period ended September 30, 2002 when compared to the three-month period ended September 30, 2001. The decrease in corporate operations resulted from the elimination of a supervisory position in early 2002, the closure of the Pacific Junction telemarketing center, and a reduction in professional fees. General taxes paid by Breda increased $2,074, or 7.4%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001, and resulted from increased tax rates levied by the taxing authorities in the various counties.

            The net result of the operating services revenue and operating expenses was an increase of $116,688, or 88.8%, in operating income for the three-month period ended September 30, 2002, when compared to the same three-month period a year ago.

            Other income (expense) increased $54,394, or 17.2%, during the three-month period ended September 30, 2002, when compared to the same three-month period in 2001. Interest and dividend income decreased $12,303, or 18.0%, for the three-month period ended September 30, 2002 when compared to the three-month period ended September 30, 2001. This decrease resulted from the maturity and subsequent redemption of some long-term investments and an overall decline in interest rates. Interest expense decreased $2,220, or 5.8%, when comparing the same three-month periods. The decrease in interest expense was the result of the quarterly principal payments reducing the overall debt on which interest is paid in the following quarters. Breda did not undertake any additional debt during the three-month period ended September 30, 2002.

            Income from equity investments increased $66,577, or 23.2%, during the three-month period ended September 30, 2002, when compared to the same three-month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its Alpine investment on the equity method. The corresponding three-month period ended September 30, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001, is a reflection of the overall increase in the net operating income of these investments.

            Income before income taxes increased $171,082, or 38.2%, for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. Income taxes correspondingly increased for the three-month period ended September 30, 2002, when compared to the same period in 2001.

            Net income increased $53,945, or 18.7%, for the three-month period ended September 30, 2002, when compared to the same period in 2001.

            Other Activities.

            Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. For example, Breda continues to make investments in state-of-the-art technology in order to try to offer subscribers the best possible service. Capital expenditures for 2001 were approximately $624,270, and are currently expected to be approximately $987,290 in 2002.

            As of June 30, 2002, Breda had approximately $1,945,001 outstanding on its loan from the Rural Telephone Finance Cooperative. The interest rate on the loan was fixed on July 17, 1998 at 7.35%. The loan has a fifteen-year term that matures in September, 2013. Breda and Prairie Telephone Company, Inc. also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of $1,500,000 and $500,000, respectively. Those lines of credit will expire in 2005. No amounts were outstanding under either of those lines of credit on June 30, 2002.

            Breda anticipates that substantial expenditures will be needed for software upgrades that will be necessary in order for Breda, Prairie Telephone and Westside Independent to become compliant with the requirements of the Communications

            Assistance for Law Enforcement Act ("CALEA"). CALEA was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain to support law enforcement in the conduct of lawfully authorized electronic surveillance. Pursuant to a court order or other lawful authorization, carriers must be able to 1) isolate all wire and electronic communications of a target transmitted by the carrier within its service territory; 2) isolate call-identifying information of a target; 3) provide the intercepted communications and call-identifying information of a target; 3) provide the intercepted communications and call-identifying information to law enforcement; 4) carry out the intercepts unobtrusively, so targets are not made aware of the electronic surveillance, and in a manner that does not compromise the privacy and security of other communications.

            Breda and all carriers were ordered to meet the J-Standard (basic) capabilities by June 30, 2000, and the "punch list" (six additional capabilities) by September 30, 2001. Breda filed a petition on June 30, 2000, under Section 107(c) of CALEA, which permits a carrier to file a petition with the Federal Communications Commission (FCC) for a maximum extension of two years. Breda prepared a Flexible Deployment Assistance Guide that it sent to the Federal Bureau of Investigation (FBI) identifying its switch specific information and a deployed generic timeline that indicated when its switch would be CALEA compliant. The FBI reviewed the Flexible Deployment Guides and then recommended to the FCC that the FCC approve Breda's 107(c) Petition. Breda received an extension until June 30, 2002.

            On September 21, 2001, the FCC released an Order, which mandated that carriers implement two of the "punch list" items by September 30, 2001. However, since the due date was so close, the FCC granted carriers until November 19, 2001 to be in compliance or ask for an extension. The FBI issued a Flexible Deployment Assistance guide for "Packet-Mode Communications" that dealt with carriers offering services such as DSL and ISDN. The FCC allowed carriers to file a packet-mode flex guide and amend their initial 107(c) Petitions to file for a two-year extension with a deadline of November 19, 2001. Breda was in compliance with the packet-mode requirements as of November 19, 2001. Upon the conversion to Desktop Media, L.L.C. as its internet service provider, Breda again reviewed the CALEA requirements, and based on information provided by the equipment vendors has determined that Breda's equipment is in compliance with the packet-mode requirements. Because of its interrelated systems of hardware and software, Breda continues to test these systems for CALEA compliance.

            On April 11, 2002, after review by the courts, the FCC ordered carriers to install the "punch list" capabilities by June 30, 2002. In May 2002, the FBI published the Third Edition Flexible Deployment Assistance Guide, which was intended to assist carriers submitting petitions to the FCC for extensions of the six missing technical capabilities compliance date.

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

            Breda and Prairie Telephone have purchased additional spectrum for providing personal communications services in the Breda, Lidderdale and Yale telephone exchange areas. "Spectrum" is the range of electromagnetic radio frequencies used in the transmission of voice, data and television. Prairie Telephone has also become a member in Guthrie Group, L.L.C. Guthrie Group, L.L.C. has purchased spectrum for providing personal communications services in some areas in Guthrie County, Iowa.

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

            Breda is required to provide local number portability in its telephone exchanges that fall within the 100 largest metropolitan statistical areas (MSA's) in the United States. A MSA is the coverage area of a city as in a telephone network. Local Number Portability (LNP), a mandate of the Telecommunications Act of 1996, lets subscribers keep their phone numbers, and access to advanced calling features, after changing service providers. Two of the seven telephone exchanges serviced by Breda, Prairie Telephone and Westside Independent Telephone fall with one of the 100 largest MSA's in the United States. To date, Breda has received no requests from any competitive local exchange carrier for this service in either of its small exchanges. Breda estimates that requests for this service in its two applicable exchanges would be minimal. Breda is able to meet this requirement should a request be received for the service. The additional expense to provide this service would not be material for Breda.

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

            As of the date of this filing, Breda has converted the financial and billing software utilized by Westside Independent Telephone to the same financial system software now utilized by Breda and its other subsidiaries. All customer service and accounting processes performed in the Westside, Iowa, location for the 348 customers in the Westside exchange were moved to the Breda home office location on September 20, 2002. The costs of the upgrades and conversions were not material to Breda.

            There are no current plans to expand the cable services areas of, or the cable services provided by, Tele-Services, Ltd. Tele-Services, Ltd. would be required to make significant capital expenditures to become compliant with new regulations requiring Emergency Alert System ("EAS") notification at the bottom of screen on all channels carried on its cable TV systems by October 1, 2002. It is estimated that these capital expenditures could cost $130,000. On June 14, 2002, Tele-Services, Ltd. filed a request with the FCC for waiver of rules regarding the EAS for small cable television operators with fewer than 5,000 subscribers. On October 21, 2002, Tele-Services,

            Ltd. received notification from the FCC that Tele-Services, Ltd. had been granted a waiver of Section 11.11(a) of the rules until October 1, 2005 for each of its 17 captioned cable television systems.

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

            Breda, Prairie Telephone and Westside Independent are providing dial-up and high speed Internet access to their customers. Breda is continuing to face additional competition, especially in its Carroll, Iowa market. There are at least five providers in this relatively small market area either providing Internet access (dial-up, high-speed, or both) or gearing up to provide Internet access. Breda has experienced a 7% decline in its dial-up customer base in this location as customers try out the new services that promote a low introductory rate. While Breda continues to pursue additional marketing avenues to retain and increase this customer base, Breda anticipates that there will continue to be competitive pressure to lower the dial-up rates. Breda also anticipates that the number of potential high-speed customers will continue to increase and that Internet customers will continue to demand higher Internet speed. Until July 2002, Breda was providing high-speed Internet access by leasing lines from Qwest. As of July 2002, Breda had completed the process of installing equipment in the Qwest central office that has allowed Breda to use a new product that Qwest offers, called line sharing.

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

            On July 12, 2002, AT&T Communications of the Midwest (AT&T) filed a Complaint and Petition for Rule Making with the Iowa Utilities Board
            (IUB) with
            respect to "excessive rates for switched access services charged by certain independent telephone companies doing business in the state of Iowa." On August 2, 2002, AT&T filed an Amended Complaint and Petition for Rule Making with the IUB regarding intra-state access rates. AT&T was requesting the IUB to significantly reduce the amount of intra-state access rates paid by AT&T to carriers such as Breda, Prairie Telephone and Westside Independent. Because individual companies were also named in AT&T's petition to the IUB, one of those companies filed a petition for declaratory order with the IUB on August 20, 2002, regarding issues of rate regulation for local exchange carriers having fewer than 15,000 customers and fewer than 15,000 access lines. On October 18, 2002, the IUB granted the request for declaratory order filed by independent local exchange carrier and determined that: a) incumbent local exchange carriers having fewer than 15,000 customers and fewer than 15,000 access lines are exempted by Sec. 476.1 from the IUB's authority to set rates pursuant to Sec. 476.11, and b) exchange access services provided by incumbent local exchange carriers having fewer than 15,000 customers and fewer than 15,000 access lines are exempt under Sec. 476.1 from the rate regulation provided in chapter 476. While this declaratory order appears to have negated AT&T's filing, Breda continues to anticipate actions of this type that will bring continuing pressure for the lowering of access charge rates. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC and other regulatory authorities such as the IUB.

            Breda moved to its new corporate office building on September 13, 2002. While wrap-up construction and landscaping items are still being completed, the final cost of this project will fall within the estimated total cost budget of $500,000.

            Breda is continuing to operate under and receive commission reimbursements based on its Agency Contract dated June 1, 1999, between United States Cellular Corporation and Breda. The June 1, 1999, contract states that the contract shall renew automatically for additional one-year terms on each June 1st unless and until either party gives the other party written notice of non renewal at least thirty days prior to the end of the then current term. The contract may be terminated at any time by either party immediately upon written notice to the other party upon the occurrence of any material breach of the contract by the other party. Since a new contract between United States Cellular Corporation and Breda has not been negotiated, Breda continues to sell cellular phones and related service packages as a U.S. Cellular agent under the June 1, 1999 contract. There has been no further action on this Agency Contract, and Breda does not expect any discussions on this contract during the remainder of 2002.

            On July 31, 2002, the RSA #9 partnership voted to allow Breda to take over operation of the U.S. Cellular Corporation kiosk located in the Walmart store in Carroll, Iowa, under this same Agency Contract. Previously, United States Cellular Corporation had directly operated this retail outlet in competition with Breda's retail store in Carroll, Iowa. Breda's results of operations are following its business plan after two months of operation at the Walmart location.

            Breda, Prairie Telephone, and Westside Independent utilize the networks of major carriers to provide national and worldwide calling access to their customers. Breda, Prairie Telephone and Westside Independent also receive access revenue from carriers such as Global Crossing and Worldcom for terminating toll calls in their exchanges. Global Crossing filed Chapter 11 bankruptcy under the United States Bankruptcy Code on January 28, 2002. WorldCom, Inc., which includes the MCI Group, filed Chapter 11 bankruptcy under the United States Bankruptcy Code on July 21, 2002. While both debtors continue to operate their business and manage their properties as debtors in possession under the Bankruptcy Code, Breda and its subsidiary telephone companies are at risk of non-payment for intra-state carrier access revenues owed to them by Global Crossing and WorldCom, Inc. as of the date of each of their bankruptcy filings. As members of the National Exchange Carrier Association pool, Breda, Prairie Telephone and Westside Independent may submit the interstate portion of any non-payment by Global Crossing and WorldCom, Inc. to the NECA pool for payment. As of November 1, 2002, Breda estimates that its consolidated risk of non-payment from Global Crossing and WorldCom themselves, or the NECA pool, is approximately $98,500. Breda and its telephone subsidiaries are considered "utilities" for purposes of the bankruptcy code, and may not disconnect services from these carriers subsequent to the bankruptcy dates unless there is a valid reason other than the bankruptcy filings. Breda, Prairie Telephone and Westside Independent have received payment from Global Crossing for services rendered after its January 28, 2002, bankruptcy filing.

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

                  o     employee relations;

                  o     management's business strategies;

                  o general industry conditions, including bankruptcies, insolvencies and consolidations in the telecommunications and cable industries;

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

Item 3.     Controls and Procedures.

            The principal executive officer and principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures and have concluded that the disclosure controls and procedures are sufficient and have been effective for the purposes for which they are intended.

            There have not been any significant changes in Breda's internal controls or in other factors that could significantly affect Breda's internal controls subsequent to the date of the evaluation of Breda's internal controls.

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

Item 2.     Changes in Securities.

            No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of July 1, 2002 through September 30, 2002.

            Breda did not issue any shares of its common stock during the period of July 1, 2002 through September 30, 2002. As discussed in Item 5 below, Breda did redeem some shares of its common stock during the period of July 1, 2002 through September 30, 2002.

Item 3.     Defaults Upon Senior Securities.

            There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2002 through September 30, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the shareholders of Breda during the period of July 1, 2002 through September 30, 2002.

Item 5.     Other Information.

            During the period of July 1, 2002 through September 30, 2002, Breda redeemed 604 shares of its common stock from 7 shareholders at $280.00 per share, for a total amount of $169,120. The $280.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 21, 2002 annual meeting of the shareholders of Breda.

            There were 8 transfers of shares of Breda's common stock during the period of July 1, 2002 through September 30, 2002 with respect to which Breda did not exercise its right of first refusal to purchase those shares. The transfers involved an aggregate of 143 shares of Breda's common stock.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

            (b) Breda did not file any reports on Form 8-K during the period of July 1, 2002 through September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BREDA TELEPHONE CORP.


Date: November 14, 2002.       By: /s/ Robert Boeckman
                                  ---------------------------------------------
                                         Robert Boeckman, Chief Operations
                                         Officer and Co-Chief Executive Officer


Date: November 14, 2002.       By:/s/ Jane Morlok
                                  ---------------------------------------------
                                         Jane Morlok, Chief Financial Officer
                                         and Co-Chief Executive officer

                                 CERTIFICATIONS

      I, Robert Boeckman, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Breda Telephone Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


                                       /s/ Robert Boeckman
                                       -----------------------------------------
                                       Robert Boeckman, Chief Operations Officer
                                       And Co-Chief Executive Officer

      I, Jane Morlok, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Breda Telephone Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 14, 2002.


                                            /s/ Jane Morlok
                                            ------------------------------------
                                            Jane Morlok, Chief Financial Officer
                                            And Co-Chief Executive Officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                      Three Months Ended September 30, 2002
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                     Page
----------------------                                                     ----

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

10.   Material Contracts

      (a) Employment Agreement dated April 1, 2002 between Breda and Robert Boeckman. (Filed as Exhibit 10(a) to Breda's Form 10-QSB for the quarterly period ended June 30, 2002 and filed August 14, 2002, and incorporated herein by this reference.)

      (b) Employment Agreement dated April 1, 2002 between Breda and Jane Morlok. (Filed as Exhibit 10(b) to Breda's Form 10-QSB for the quarterly period ended June 30, 2002 and filed August 14, 2002, and incorporated herein by this reference.)

*99.  Certification of Financial Information

      (a)   Certification of Chief Operations Officer and                E-1
            Co-Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Certification of Chief Financial Officer and                 E-2
            Co-Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included with this filing.