Form 10KSB
period 2002-12-31
BREDA TELEPHONE CORP
filed 2003-03-31
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002.

        |_| Transition Report Under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

         For the transition period from ______________ to ______________

                         Commission file number: 0-26525

                              BREDA TELEPHONE CORP.
                 (Name of small business issuer in its charter)

             Iowa                                           42-0895882
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

112 East Main, P.O. Box 190, Breda, Iowa                         51436
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number: (712) 673-2311

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State registrant's revenues for its most recent fiscal year: $5,975,363

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $9,083,480, as of March 1, 2003. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $280 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 32,812 shares of common stock, no par value, at March 1, 2003.

      Transitional Small Business Disclosure Format:    Yes ___ No X

Cautionary Statement on Forward Looking Statements.

      Various Items in this annual report, including Item 1 and Item 6, contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to anticipated future trends in revenues and net income, projections concerning operations and cash flow, growth and acquisition opportunities, management's plans and intentions for the future, and other similar forecasts, projections and statements of expectation. Words such as "expects," "estimates," "plans," "anticipates," "contemplates," "predicts," "projects", "prospects", "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

      Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied risks and uncertainties, nearly all of which are beyond the control of Breda and its management. The risks and uncertainties affecting forward looking statements include, but are not limited to, the following:

      o adverse changes by the Federal Communications Commission or other regulatory authorities to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers or to the rules and other requirements regarding access charge rates or access charges, whether instituted by the regulatory authorities or at the request or by reason of court or regulatory actions taken by long distance carriers;

      o technological advances in the telecommunications, cable and related industries, which are always occurring and at an ever increasing rate, and any one or more of which may replace or otherwise adversely affect in a material way the existing technologies utilized by Breda and its subsidiaries;

      o     changes in employee relations;

      o industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers (such as Global Crossing and WorldCom) and consolidations in the telecommunications and cable industries;

      o economic conditions at the national, regional and local levels, which were highly uncertain at the time of the preparation of this annual report;

      o political conditions and occurrences at the international, national, regional and local levels, including acts and/or threats of terrorism or war;



                                      (i)

      o the general emotions and psychology of the economy, the markets and consumers, which can at times be totally unrelated to actual economic or market conditions or other tangible factors;

      o     litigation;

      o ever increasing costs and expenses which are necessary to Breda's business but which are outside of Breda's control, such as health and other insurance costs;

      o     acts or omissions of competitors and other third parties;

      o changes in or more governmental laws, rules, regulations or policies;

      o reductions in or other changes to governmental programs assisting or affecting the telecommunications and cable industries, and in particular programs which aid providers of those services to rural areas;

      o     continued availability of financing, and on favorable terms; and

      o effects of greater competition, including, without limitation, competition requiring new pricing or marketing strategies or new product offerings and the risk that Breda will not be able to respond on a timely or profitable basis, and the competitive effect of relationships with other carriers causing new pricing for services such as interexchange access charges and wireless access charges.



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

            Another of Breda's wholly owned subsidiaries, Tele-Services, Ltd., provides cable television services to eighteen towns in Iowa and one town in Nebraska. Tele-Services is an Iowa corporation that was incorporated in 1983.

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

            The primary services provided by Breda, Prairie Telephone and Westside Independent are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2002, they were serving approximately 2,671 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing these services.

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

                  o The IUB must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone and Westside Independent. The primary factors that will be considered by the IUB in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone or Westside Independent, as the case may be. Although they do not anticipate material difficulties in the event of any proposed expansion, there is no assurance that any future proposed expansion in the service areas of Breda, Prairie Telephone or Westside Independent will be approved by the IUB. (FCC approval for any proposed expansion will also be necessary, as discussed below.)

                  o The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers." This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the designation because they are able to provide services defined in the Iowa Administrative Code, Utilities Division 199, Chapter 39, as services supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, and the loss of the designation would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This designation therefore does not materially affect the operation of their businesses, and the designation was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received, in the aggregate, approximately $418,335 of universal services funding in 2001 and $657,290 of universal services funding in 2002. Breda anticipates receiving universal services funding in 2003 in an amount comparable to that received in 2002.

                  o Breda, Prairie Telephone and Westside Independent are currently treated as rural telephone companies under the Telecommunications Act of 1996, which generally means that they may be exempted from some of the duties imposed on other telephone companies that might make it easier for potential competitors to compete with those companies. The IUB may withhold this exemption, however, if it finds that a request by a potential competitor for interconnection with Breda's, Prairie Telephone's or Westside Independent's networks is not unduly economically burdensome, is not technically unfeasible, and would not affect the provision of universal service. It is not possible to predict whether a competitor will ever request interconnection or whether the request would be granted by the IUB. If a request is made and the IUB withholds this exemption, however, Breda, Prairie Telephone and Westside Independent would face competition in providing telephone services that they have not faced in the past.

            Breda, Prairie Telephone and Westside Independent are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

                  o The FCC regulates the amount of the access charge rates that can be charged by Breda, Prairie Telephone and Westside Independent for interstate long distance calls. The National Exchange Carrier Association has been delegated some authority by the FCC regarding the regulation of access charge rates, but all changes proposed by the National Exchange Carrier Association must be approved by the FCC. The regulation of access charge rates is an area of particular concern to Breda, Prairie Telephone and Westside Independent, and is discussed below.

                  o The FCC must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone and Westside Independent. The primary factors that will be considered by the FCC in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone or Westside Independent, as the case may be, and the antitrust implications of the expansion. Although they do not anticipate any material difficulties in the event of any proposed expansion, there is no guarantee that any future proposed expansion in the service areas of Breda, Prairie Telephone or Westside Independent will be approved by the FCC.

                  o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. The FCC does so primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. It is not possible to predict how the FCC will allocate the support payment funding in any year, and the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, Breda, Prairie Telephone, and Westside Independent received, in the aggregate, support payment funding of $1,310,180 in 2001, and $1,373,246 in 2002.
                        Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB.

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

            Telephone services providers like Breda, Prairie Telephone and Westside Independent are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda's, Prairie Telephone's and Westside Independent's subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone and Westside Independent because they open up Breda, Prairie Telephone and Westside Independent to competition that they were not subject to in the past.

            There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. If any of those companies choose to provide service in any of Breda's, Prairie Telephone's or Westside Independent's service areas, there would be a reduction in revenue. To date, however, no company has chosen to compete in any of Breda's, Prairie Telephone's or Westside Independent's service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2003 is small.

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

            Breda is required to provide local number portability (LNP) in its telephone exchanges that fall within the 100 largest metropolitan statistical areas (MSA's) in the United States. A MSA is the coverage area of a city as in a telephone network. LNP, a mandate of the Telecommunications Act of 1996, lets subscribers keep their phone numbers, and access to advanced calling features, after changing service providers. Two of the seven telephone exchanges serviced by Breda, Prairie Telephone and Westside Independent Telephone fall within one of the 100 largest MSA's in the United States. To date, Breda has received no requests from any competitive local exchange carrier for this service in either of those two exchanges. Breda estimates that requests for this service in those two exchanges would be minimal. Breda is in compliance and able to meet this requirement should a request be received for the service.

            The Communications Assistance for Law Enforcements Act ("CALEA") was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain to support law enforcement in the conduct of lawfully authorized electronic surveillance. Pursuant to a court order or other lawful authorization, carriers must be able to 1) isolate all wire and electronic communications of a target transmitted by the carrier within its service territory; 2) isolate call-identifying information of a target; 3) provide the intercepted communications and call-identifying information of a target; 3) provide the intercepted communications and call-identifying information to law enforcement; 4) carry out the intercepts unobtrusively, so targets are not made aware of the electronic surveillance, and in a manner that does not compromise the privacy and security of other communications.

            Breda and all carriers were ordered to meet the J-Standard (basic) capabilities by June 30, 2000, and the "punch list" (six additional capabilities) by September 30, 2001. Breda filed a petition on June 30, 2000, under Section 107(c) of CALEA, which permits a carrier to file a petition with the Federal Communications Commission (FCC) for a maximum extension of two years. Breda prepared a Flexible Deployment Assistance Guide that it sent to the Federal Bureau of Investigation identifying its switch specific information and a deployed generic timeline that indicated when its switch would be CALEA compliant. The FBI reviewed the Flexible Deployment Guides and then recommended to the FCC that they approve Breda's 107(c) Petition. Breda received an extension until June 30, 2002.

            On September 21, 2001, the FCC released an Order, which mandated that carriers implement two of the "punch list" items by September 30, 2001. However, since the due date was so close the FCC granted carriers until November 19, 2001 to be in compliance or ask for an extension. The FBI issued a Flexible Deployment Assistance guide for "Packet-Mode Communications" that dealt with carriers offering services such as DSL and ISDN. The FCC allowed carriers to file a packet-mode flex guide and amend their initial 107(c) Petition to file for a two-year extension with a deadline of November 19, 2001. Breda was in compliance with the packet-mode requirements as of November 19, 2001. Upon the conversion to Desktop Media, L.L.C. as its internet service provider, Breda again reviewed the CALEA requirements, and based on information provided by the equipment vendors has determined that Breda's equipment is in compliance with the packet-mode requirements. Because of its interrelated systems of hardware and software, Breda continues to monitor these systems for CALEA compliance.

            On April 11, 2002, after review by the courts, the FCC ordered carriers to install the "punch list" capabilities by June 30, 2002. In May 2002, the FBI published the Third Edition Flexible Deployment Assistance Guide, which was intended to assist carriers submitting petitions to the FCC for extensions of the June 30, 2002 compliance date for the six missing technical capabilities.

            On June 25, 2002, Breda, Prairie Telephone and Westside Independent each filed with the FCC a supplement to the Section 107 (c) extension granted for their respective switches, for a further two-year extension until June 30, 2004. They had also previously filed on June 11, 2002, the Third Edition Flexible Deployment Assistance Guide Template to the FBI. Breda, Prairie Telephone and Westside Independent have received acknowledgment that the CALEA Implementation Section of the FBI received the materials submitted by them in response to the Third Edition of the Flexible Deployment Assistance Guide. If the FBI, with the aid of the law enforcement community, determines that a carrier's proposed deployment schedule is consistent with law enforcement priorities, it may provide support for the carrier's petition under Section 107 (c) of CALEA. The FCC decides whether or not to grant any carrier's petition. While Breda has not received the official extension decision from the FCC, Breda has taken all steps to meet the guidelines as presented.

            Breda has determined to expand its core business of providing telephone services into the adjacent market area of Carroll, Iowa, where it is presently offering Internet services through BTC, Inc. BTC, Inc. is an Iowa corporation that was incorporated in 1997 primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie Telephone or Westside Independent. A provider must receive a Certificate of Public Convenience and Necessity from the Iowa Utility Board ("IUB") before it can provide landline, local telephone service in Iowa. In addition to the certificate requirement, a provider cannot provide local service until it has received IUB approval for its tariffs and for maps and other documentation showing its service territory. Also, while the IUB's rules do not require interconnection agreements with other local service providers in the service territory, it is usually necessary to provide expected service. BTC, Inc. has finalized an interconnection agreement with Qwest.

            On July 17, 1997, BTC, Inc. filed an application with the IUB for issuance of a Certificate of Public Convenience and Necessity. The IUB issued an

            Order Granting Application on August 26, 1997, to BTC, Inc. wherein it was noted that the IUB found that BTC, Inc. has demonstrated that it has the necessary technical, financial, and managerial ability to provide local exchange service and that its application did serve the public interest. In the order, the IUB stated that BTC, Inc. would be issued a certificate when BTC, Inc. obtained an approved tariff setting forth the prices, terms, and conditions of local exchange in Iowa. The IUB also approved the maps filed by BTC, Inc. on July 17, 1997.

            On January 23, 2003, BTC, Inc., d/b/a Western Iowa Networks, filed an amendment to its approved application reflecting the fact that it will be doing business as Western Iowa Networks. Also, on January 23, 2003, BTC, Inc. filed a proposed local exchange tariff. Revisions to the tariff were filed on February 23, 2003. On March 7, 2003, the IUB issued an order approving the amended application, approving the proposed tariff and its revisions, and issuing a certificate of public convenience and necessity.

            Some of the cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested provide cellular services in the telephone exchange areas serviced by them. As previously discussed, cellular services are competitive with the telephone services provided by Breda, Prairie Telephone and Westside Independent. Breda does not believe, however, that investments in cellular ventures are inconsistent or in conflict with Breda's, Prairie Telephone's or Westside Independent's overall business. Breda also believes those investments are one method of attempting to diversify across the various telecommunications technologies which were available at the time of the preparation of this annual report.

            Revenues are also generated from sales of cellular phones and related service packages. For example, Breda has an agency agreement dated June 1, 1999 with U.S. Cellular which allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. U.S. Cellular had notified Breda that the agreement would be terminated effective May 31, 2001. U.S. Cellular subsequently proposed a new agreement, but Breda had serious concerns about that agreement, including the fact that the new agreement would pay lower commissions to Breda. Breda subsequently received a letter from U.S. Cellular stating that Breda's current contract with U.S. Cellular would be extended to December 1, 2001, to attempt to allow the parties to reach an agreement on open issues. U.S. Cellular later sent Breda another proposed new agreement, but that new agreement was not executed by Breda. Although it is likely that some form of new agreement will need to be entered into with U.S. Cellular, at the time of the preparation of this annual report Breda was continuing to operate under its June 1, 1999 agency agreement with U.S. Cellular. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one year term, but subject to immediate termination if there is a material breach of the agency agreement. As indicated above, Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point, and possibly in 2003. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

            Breda has also been operating the U.S. Cellular kiosk located in the Walmart store in Carroll, Iowa under the June 1, 1999 agency agreement since August of 2002. Prior to that time, U.S. Cellular directly operated this outlet in competition with Breda's retail outlet in Carroll, Iowa.

            Breda, Prairie Telephone and Westside Independent also face competition in the sale and lease of telephone, cellular and related equipment because there are numerous competitors who sell and lease that equipment.

            The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested face ever increasing and changing competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

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

            As of December 31, 2002, Tele-Services was providing cable television services to approximately 3,257 subscribers.

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

            Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

               o   Arcadia - June, 2009           o   Malvern - October, 2016
               o   Auburn - January, 2004         o   Neola - November, 2003
               o   Bayard - May, 2008             o   Riverton - February, 2013
               o   Beaverlake - December, 2008    o   Oakland - November, 2009
               o   Breda - Year-to-Year Basis     o   Sidney - February, 2005
               o   Churdan - June, 2008           o   Tabor - September, 2016
               o   Farragut - January, 2009       o   Thurman - February, 2013
               o   Grand Junction - May, 2008     o   Treynor - October, 2022
               o   Hamburg-Year-to-Year Basis     o   Westside - June, 2009
               o   Lohrville - March, 2008

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

            The franchises or agreements with the towns require the giving of notice to the towns before Tele-Services can change their cable services rates, and some of those franchises or agreements may require the approval of the town for any increases in those rates. Although Tele-Services does not anticipate any material difficulties with any future proposed rate increases, there can be no guarantee that future proposed increases can be implemented in any of the towns.

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

            Tele-Services' franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, and other cable service providers can provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently does not contemplate any cable services competitor coming into the towns given, among other things, the smaller size of the towns.

            There is, however, competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. Various other competitors and forms of competition are also likely to arise in the future as technological advances occur in the telecommunications and cable industries.

            Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

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

            Internet Service Provider.

            Breda, Prairie Telephone and Westside Independent also provide internet access through their telephone lines. They were providing internet access to approximately 578 subscribers as of December 31, 2002. Internet access is also provided by BTC, Inc. in some areas which are outside of the telephone exchange areas currently served by Breda, Prairie Telephone and Westside Independent. The area served by BTC, Inc. is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC, Inc. provided internet access to approximately 1,683 subscribers as of December 31, 2002. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone. BTC, Inc. is an Iowa corporation that was incorporated in 1997.

            Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high speed internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC has experienced a 13.8% decline in its dial-up customer base in this market during the last twelve months.

            Breda is pursuing additional marketing approaches to attempt to retain and increase its internet customer base, but Breda believes there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

            One step that Breda had taken to lower Breda's underlying Internet costs was through Prairie Telephone's acquisition in October of 2001 of a 10% ownership interest in Desktop Media, L.L.C. As of December, 2002, Desktop Media, L.L.C. provided internet service provider support services to Prairie Telephone and the other telephone companies who have invested in Desktop Media, L.L.C. Subsequent to December 31, 2002, and prior to the filing of this annual report, Breda contracted with ACG Solutions to provide its Internet operating system support and to move its end user help-desk technical support to eCi Technical Support Solutions. The end user help-desk technical support was moved on March 4, 2003. Prairie Telephone has retained its 10% ownership interest in Desktop Media, L.L.C. While lowering its underlying Internet costs in order to compete at a lower price point for Internet services was a critical point in the move to eCi, Breda also desired to offer its Internet customers 24-hour a day, 7-day a week end user help-desk technical support, as well as being able to brand these services under its own name for customer service continuity. Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services. Breda's reduction of its pricing has led to a decrease in Breda's overall revenue from Internet service fees. In order to attempt to provide a more competitively priced, high speed Internet service, BTC, Inc. completed the process of installing equipment in the Qwest central office in July of 2002 that allows BTC, Inc. to use a product that Qwest offers called line sharing.

            Although Breda expects the overall potential customer base for Internet access to continue to increase, it is becoming more difficult to predict what increases, if any, Breda might experience in its Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda might continue to experience declines in its Internet customer base. Also, as noted above, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda is successful in increasing its Internet customer base.

            Breda uses part of BTC Inc.'s business location in Carroll, Iowa as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. The stored opened for business in April 2000.

            BTC, Inc. was the successful bidder at an auction on December 23, 2002, for a commercial building located in Carroll, Iowa. The closing date for the purchase was January 20, 2003. Breda presently leases space adjacent to its present location to accommodate its retail and sales operations in Carroll. The recently acquired building has approximately 4450 sq. ft., which is over two times the space of the present location, and will allow Breda to consolidate its present operations, and will afford Breda the opportunity to expand its service offerings from the Carroll location. It is anticipated that the transfer of the Carroll, Iowa operations from its present location to its new location will occur during third quarter 2003.

            Other.

            Prior to 2002, telemarketing services revenue was reported as a component of other revenue and was generated by Prairie Telephone's subsidiary, Pacific Junction Telemarketing, Inc. There was no telemarketing service revenue generated in 2002. On July 26, 2001, Pacific Junction's telemarketing call number supplier (Results Telemarketing, Inc.) notified Pacific Junction that it would no longer be able to provide calling numbers to Pacific Junction. Breda and Pacific Junction were unable to locate new sources of telemarketing calling numbers, so Pacific Junction's telemarketing center was closed on July 26, 2001. Breda has determined that it is very unlikely that Pacific Junction's telemarketing center will ever be reopened, and Breda is in the process of dissolving this corporation. The closing of Pacific Junction's telemarketing center resulted in the loss of telemarketing services revenue and local network services revenue. The telemarketing calls made by Pacific Junction were primarily intended to provide a source of access services revenue for Breda, and the closing of the telemarketing center also accordingly led to a decline in Breda's access services revenue.

            Miscellaneous Business.

            Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

            Prairie Telephone has purchased spectrum for providing personal communications services in the Yale telephone exchange area. The purchase occurred in March of 1999. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communication. Prairie Telephone, along with the telephone companies for the Casey, Menlo, and Panora, Iowa areas, has also become a member of Guthrie Group, L.L.C. Guthrie Group, L.L.C. has acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

            Breda also purchased spectrum for providing personal communications services in the Breda and Lidderdale exchange areas in March of 1999. Breda has, however, sold that spectrum to Carroll County Wireless, L.L.C., at Breda's cost. Breda and two other independent telephone companies are the members of Carroll County Wireless, L.L.C. The two other telephone companies who are members of Carroll County Wireless, L.L.C. have also sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. Carroll County Wireless, L.L.C. has also purchased personal communications services licenses for various areas in Carroll County, Iowa. Carroll County Wireless, L.L.C. owns personal communications services licenses for nearly all of Carroll County, Iowa.

            Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda has transferred the personal communications services licenses it held for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself may therefore never directly offer any personal communications services. In any event, Breda and Prairie Telephone estimate that it will take at least one to three years for the surrounding areas to build out their personal communications systems to the point where Breda, Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to those systems and be able to begin to provide personal communications services.

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

            On October 1, 2002, Breda bought its pro-rata share of a 7.88539% ownership interest in Alpine Communications, L.C. for $248,276 when its owner elected to sell that interest. As a result of this purchase, Breda now owns 17.4229% of the membership interests in Alpine Communications, L.C. Alpine Communications, L.C. provides telecommunications exchange and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa.

            Breda's pro-rata share of the earnings or losses of these investments, based on its ownership interest, is reported on Breda's income statement on a quarterly basis. Some of the above investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. While Breda is able to significantly influence management decisions in these equity investment entities, none of Breda, Prairie Telephone or Westside Independent controls any distribution decisions, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

            Breda receives a nominal annual fee from Alpine Communications, L.C. in consideration for Breda's chief operations officer serving as an officer of the management committee of Alpine Communications, L.C.

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

            NECA Services, Inc. ("NSI") is a for-profit corporation that was organized to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. ("NECA"). NSI's officers are also the officers of NECA, and they have extensive experience in the telecommunications industry. It is currently contemplated that non-regulated business opportunities will be conducted by NSI so that NECA can concentrate on its traditional core tariff and pooling services. For example, the NECA board has authorized the assignment of certain National Exchange Carrier Association contracts to NSI, which include the contract with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs.

            Only NECA members or affiliates were given the opportunity to purchase shares of stock in NECA.

            There is no assurance that any of Breda, Prairie Telephone or Westside Independent will ever receive any returns on or other value from their investment in NECA, whether by distributions or increases in the value of NECA's common stock. Breda did, however, receive notification on February 3, 2003, that the Board of Directors of NECA has approved a $.50 per share dividend payable on April 1, 2003 to the shareholders of record on March 1, 2003.

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

            Service Marks.

            Breda has registered the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office, and has been utilizing the mark and some related logos since the second quarter of 2001. Breda hopes the use of the mark and logos will create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and will increase awareness of those products and services. Breda did not make any change in the scope or nature of its or any of its subsidiaries' business in connection with the adoption and use of the mark and logos.

            Employees.

            As of December 31, 2002, Breda had 33 full time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie

            Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the chief operations officer and the chief financial officer of Breda. Breda also utilizes part-time employees on an as needed basis.

            Pacific Junction had 3 full-time employees and utilized approximately seventeen part time employees prior to the closing of its telemarketing center on July 26, 2001. Pacific Junction did not have collective bargaining or labor agreements with any of its employees.

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

            Breda owns or leases the following real estate:

                  o Breda moved into its corporate offices at 112 East Main, Breda, Iowa on September 13, 2002. The corporate office building has approximately 7,680 square feet, and is utilized by Breda, Tele-Services, Prairie Telephone, Westside Telephone and BTC, Inc. The corporate office was previously located at 103 East Main, Breda, Iowa, and the real estate and building were leased by Breda and Prairie Telephone from Tele-Services. Tele-Services sold that property pursuant to a real estate contract on September 12, 2001. Prairie, Tele-Services and BTC, Inc. each pay Breda $1,000 per month for leasing of corporate offices. Westside pays Breda $500 per month for leasing of corporate offices.

                  o Breda's new corporate offices now sit on the real estate previously described as being just east of Breda, Iowa. The building located on the site was attached to the new corporate office building. The building which was attached to the new office structure is Breda's central office building and houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as "central office equipment." The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet. As noted, Breda's corporate office building is located on a portion of this real estate.

                  o Breda owns certain real estate and a warehouse which is also located at 112 East Main, Breda, Iowa. The warehouse has approximately 6,720 square feet, and is used primarily for storage of inventory and various equipment (trucks, generators, trailers, plows, etc.).

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

                  o Breda leases a major portion of the building owned by BTC, Inc. at 526 N. Carroll Street, Carroll, Iowa. Breda utilizes this portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda pays BTC, Inc. $1,000 per month for the lease. It is anticipated that this building will be sold after the move to the new building which was purchased on January 20, 2003.

            Prairie Telephone owns or leases the following real estate:

                  o Prairie Telephone's corporate offices are located in Breda's building at 112 East Main, Breda, Iowa. Prairie Telephone pays Breda $1,000 per month for Prairie Telephone's use of space at the building.

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

            Pacific Junction previously leased the property at 120 Main Street, Breda, Iowa, but that lease was terminated at its normal expiration date of April 1, 2002, given that Pacific Junction's telemarketing business was discontinued on July 26, 2001.

            BTC, Inc. owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building houses some equipment used by BTC, Inc. in providing internet access. A major portion of the building is leased by Breda and is used as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. The store opened for business in April, 2000. BTC, Inc. receives $1,000 per month in rental from Breda. BTC, Inc.'s building has approximately 1,804 square feet. All equipment and functions performed in this building will be moved to the new location in Carroll once remodeling is completed.

            BTC, Inc. became the owner of the real estate and building located at 603 N. Adams, Carroll, Iowa, on January 20, 2003. It is anticipated that the present tenants will vacate the building by the end of second quarter 2003. It is anticipated that renovations and remodeling work will take place during early third quarter of 2003, and all present operations and equipment housed in the building at 526 N. Carroll Street, Carroll, Iowa will be moved by early fourth quarter of 2003.

            BTC, Inc. also leases approximately 886 square feet of space in the building adjoining its Carroll location. The original term of this lease expires on April 30, 2003. The aggregate monthly rental payable by BTC, Inc. under the lease is $450. All utilities are also paid by BTC, Inc. The space is accessible from the inside of the building through a connecting, shared door. The functions performed at this location will also be moved to the newly purchased building in Carroll upon completion of the renovations.

            Westside Independent owns the real estate and building located at 131 South Main Street, Westside, Iowa. Effective September 20, 2002, Westside's corporate offices were moved to 112 East Main, Breda, Iowa and the building is no longer used for Westside's corporate offices. This building also houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Westside and the surrounding rural area. The building also houses some equipment used by Tele-Services in its cable business. The building has approximately 1,600 square feet.

            Tele-Services owns buildings located in eighteen different towns which house some equipment used to receive, descramble and transmit television signals. This type of equipment is sometimes referred to in the industry as "head-end equipment." The buildings each have approximately 150 square feet. The buildings are located on real estate in each of the eighteen towns, which is generally made available to Tele-Services under its franchise agreement with those towns. Tele-Services' use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, and in some cases is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that became necessary for some reason.

            As noted above, Tele-Services previously owned the real estate and buildings comprising 103 East Main, Breda, Iowa and which were utilized by Tele-Services, Breda and Prairie Telephone as their corporate offices until Breda's new corporate office building was completed on September 13, 2002. Tele-Services has sold the real estate and buildings on contract. The remaining contract balance was paid in full on February 14, 2003.

            All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan which is described in the following paragraph.

            The aggregate amount outstanding as of December 31, 2002 under Breda's existing loan agreement with the Rural Telephone Finance Cooperative was $1,912,625. The loan has a fifteen year term that matures in September 2013.

            Prairie Telephone and Breda also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $500,000 and $1,500,000. Those lines of credit will currently expire on November 30, 2005 and December 1, 2005, respectively. No amounts were outstanding under either of those lines of credit on December 31, 2002.

            The Rural Telephone Finance Cooperative required Westside Independent to execute a guaranty of the loan made by the Rural Telephone Finance Cooperative to Breda to finance the purchase of Westside Independent by Breda and the purchase of a related company, Westside Communications, Inc., by Tele-Services. Both of those purchases occurred in June of 1998. (Westside Communications, Inc. was dissolved effective December 2, 1999, and all of its assets were transferred to, and all of its liabilities were assumed by, Tele-Services at that time.) Westside Independent's guaranty is secured by a mortgage and security agreement which covers its real estate and substantially all of its other assets.

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

            Breda, Prairie Telephone and Westside Independent also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. BTC, Inc. also owns certain equipment. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 1999. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and internet access.

            Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called "head end" equipment. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

            Breda, Prairie Telephone, Westside Independent, Tele-Services, and BTC, Inc. also hold various easements for their various telephone and cable lines and other property. Some of those easements are on or across real estate of the cities or other governmental authorities whose areas are being served, and others are on or across private property.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the shareholders of Breda during the period of October 1, 2002 through December 31, 2002.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

            Breda is authorized to issue 5,000,000 shares of common stock. Breda had 33,000 shares of its common stock issued and outstanding as of December 31, 2002. Those shares were held by approximately 582 different shareholders.

            Breda's common stock is not listed on any exchange, and there is no public trading market for Breda's common stock. Breda has not agreed to register any shares of its common stock under any federal or state securities laws. An investment in Breda's common stock is also not a liquid investment because the Restated Articles of Incorporation of Breda establish various conditions on the issuance of, and various restrictions on the transfer of, shares of its common stock. Those conditions and restrictions are summarized in the following paragraphs.

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

            The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly-issued shares and the redemption price to be $149 per share. The $149 amount was not based on Breda's book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the issuance price and redemption price given the prior sale of Breda's direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda's books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

            The board of directors returned to its historical practices at its meeting on March 13, 2000, at which time the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's shares of common stock to be $180 per share. The $180 amount was determined based upon Breda's 1999 audited financial statements. The $180 per share price was announced at, and became effective at, the May 17, 2000 annual meeting of the shareholders of Breda. If the above described historical practices were followed, the $180 per share amount would have continued until the next annual determination was made by the board of directors and announced at the annual shareholders meeting for 2001.

            The board of directors determined to again depart from its historical practices on this issue, however, at a meeting of the board of directors held on June 12, 2000. At that meeting, the directors adopted a resolution fixing the issuance price for newly issued shares of Breda's common stock and the redemption price for Breda's shares of common stock at $235 per share. The board of directors took this action because it believed that it was appropriate to make a new determination of the issuance price and the redemption price to reflect the receipt by Prairie Telephone of most of the net after-tax proceeds of the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc. The $235 per share amount was determined by taking approximately 75% of the then net after-tax proceeds of the sale on a per share basis and adding that figure to the previously determined issuance and redemption price of $180 per share. The shareholders of Breda were notified of the increase in the issuance price and the redemption price for Breda's shares of common stock from $180 to $235 per share by letter dated June 14, 2000.

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

            The board of directors returned to Breda's historical practices at its meeting on March 12, 2001, at which meeting the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's shares of common stock to be $258 per share. The $258 per share amount was determined based upon Breda's 2000 audited financial statements. The $258 per share price was announced and became effective at the May 16, 2001 annual meeting of the shareholders.

            The board of directors continued to follow Breda's historical practices on this issue at its meeting on April 8, 2002, at which meeting the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's share of common stock to be $280 per share. The $280 per share amount was determined based upon Breda's 2001 audited financial statements. The $280 per share price was announced and became effective at the May 21, 2002 annual meeting of the shareholders.

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

            The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to $280 per share pursuant to the April 8, 2002 action of the board of directors as described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

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

            During the period of January 1, 2002 through March 31, 2002, Breda redeemed 244 shares of its common stock from six different shareholders, at a purchase price of $258 per share. During the period of April 1, 2002 through June 30, 2002, Breda redeemed 43 shares of its common stock from one shareholder at a purchase price of $258 per share, and 720 shares of its common stock from ten different shareholders, at a purchase price of $280 per share. During the period of July 1, 2002 through December 31, 2002, Breda redeemed 1,018 shares of its common stock from 15 different shareholders, at a purchase price of $280 per share.

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

            As of December 31, 2002, there were 22 shareholders with multiple voting rights arising from their prior ownership of Class A stock, and they have one vote for each share of the former Class A stock previously held by them.

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

            During the calendar year 2002, three separate sales of shares occurred between shareholders on the list. Two sales involved two shares which were sold for $258 per share. The other sale involved three shares which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on these shares.

            Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

            Breda has only declared and paid four dividends to its shareholders since Breda was incorporated in 1964. One of those dividends was declared on March 15, 1999. It was in the amount of $3.00 per share, for an aggregate dividend of $113,166. The second dividend was declared on March 13, 2000. It was also in the amount of $3.00 per share, for an aggregate dividend of $113,046. The third dividend was declared on March 12, 2001. It was also in the amount of $3.00 per share, for an aggregate dividend of $111,087. The fourth dividend was declared on April 8, 2002. It was also in the amount of $3.00 per share, for an aggregate dividend of $104,214.

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

            The restrictions in the RFTC loan agreements also apply to Breda's purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may also preclude Breda from being able to repurchase its shares of stock as otherwise discussed in this Item.

            Breda does not currently believe, however, that the restrictions in the RFTC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock, should Breda otherwise determine to do so.

            No shares of stock were issued by Breda in 2002. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Overview.

            This Item 6 should be read in conjunction with the financial statements and related notes included in Item 7 of this annual report.

            Breda organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services, and Internet service provider (ISP) services.

            The LEC services segment provides telephone, data services, and other services to customers in local exchanges. Breda also provides long distance services to its customers in local exchanges as well as the surrounding market area through BTC, Inc. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The ISP services segment provides Internet access to customers within the local exchanges and the surrounding areas. Breda also had telemarketing services that do not meet the quantitative threshold for a reportable segment. The telemarketing services were discontinued during 2001.

            The five subsidiaries of Breda, all of which operate publicly and conduct business as Western Iowa Networks, and the segments in which they operate are:

               Local Exchange Carrier

                 Prairie Telephone Co., Inc.
                 Westside Independent Telephone Company
                 BTC, Inc. - competitive local exchange carrier (CLEC) presently providing long distance services.

               Broadcast Services

                 Tele-Services, Ltd.

               Internet Service Provider

                 BTC, Inc. (a subsidiary of Prairie Telephone Co., Inc.)

               Other

                 Pacific Junction Telemarketing Center, Inc. (a subsidiary of Prairie Telephone Co., Inc.)

            Breda's primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone and Westside Independent. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

                  o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2003, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

                  o Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat or fixed rate or may depend upon usage. As discussed above in Item 1 of this annual report, access charge rates are subject to regulation by the FCC. Access charge revenues constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

            The access charge rate payable to telephone companies like Breda, Prairie Telephone and Westside Independent which utilize the "average schedule" basis for receiving access charge revenues, is based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda's total access charge revenues have been increasing in recent years, but Breda believes those increases are attributable to increased numbers of subscribers, increased calling patterns and technological advances. There is no assurance that those trends will continue, and it is in fact unlikely that there will be any further material increases in the number of subscribers without the acquisition of additional calling areas by Breda, Prairie Telephone or Westside Independent.

            As indicated above, Breda, Prairie Telephone and Westside Independent utilize the "average schedule" basis for receiving access charge revenues. This is the approach taken by most smaller telephone companies. Another approach available for receiving access charge revenues is the "cost" approach. Telephone companies make filings with the FCC, which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs of a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question.

            On October 20, 2000, a comprehensive access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers (LEC's) was submitted to the FCC by the Multi-Association Group (MAG). LECs include most of the small and mid-sized local exchange carriers that service rural and insular areas in the U.S., such as Breda, Prairie Telephone and Westside Independent. MAG was a coalition of the National Rural Telecom Association, the National Telephone Cooperative Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies and the United States Telecom Association.

            One of the purposes of MAG was to formulate a comprehensive plan to settle major proceedings pending at the FCC and complete reforms required by the Telecommunications Act of 1996. In general terms, the MAG plan was designed to, among other things, modify interstate access charge rules and universal service support for non-price cap, incumbent LEC's.

            The FCC's October 11, 2001 order on the MAG plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers became effective for Breda, Prairie Telephone, and Westside Independent on July 1, 2002. Breda did not experience adverse effects in 2002, and continues to believe that the FCC's order on the plan will not have any materially adverse effects on Breda's or its subsidiaries' revenues in 2003.

      o Revenue from the sale and lease of customer premises telephone equipment and other similar items and other miscellaneous customer services, such as custom calling services. Since the completion of the upgrading of their telephone switches in 1998 and 1999, Breda, Prairie Telephone and Westside Independent have had the capability and are offering many more custom calling features to their subscribers. Revenues from custom calling features are not, however, a major or material source of revenue.

      o Fees from long distance providers for billing and collection services for long distance calls made by subscribers. Breda, Prairie Telephone and Westside Independent have been experiencing increased competition in this area over the past three years. Their competitors include other third parties providing these services, and competition from the long distance providers themselves since some providers have decided to handle their own billing and collection. Breda has not made a determination to cease billing and collection for other carriers.

      o Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of BTC, Inc., Breda, Prairie and Westside Telephone. Breda has experienced a 51% increase in its long distance customer base since December of 2001.

      o Breda, Prairie Telephone, Westside Independent and BTC, Inc. each generate revenues from providing Internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. BTC, Inc. has experienced intense competition from a handful of internet service providers in BTC, Inc.'s market area, and experienced a 13.8% decrease in its Carroll, Iowa customer base after May 2002, when another competitor came into the market with a marketing strategy of free months of service and low rates for extended months.

Breda's other primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers (or other providers as changes in the telecommunications and cable industry occur) with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. As indicated, changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is beginning to offer cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Breda currently believes, however, that the cable services provided by Tele-Services will continue to be desirable in the areas served by Tele-Services for at least those subscribers who desire a lower priced product that allows local channel options.

            Tele-Services is working with an engineering firm to look at and work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community, as is currently the case, and to lower maintenance costs for that equipment. Tele-Services is, however, also evaluating the option of upgrading some of its cable TV systems and installing additional equipment and electronics to be able to provide more channel line-up options to its subscribers and to also possibly offer Internet access services over a cable modem.

            Another issue being faced by Tele-Services at the time of the preparation of this annual report was the trend of the companies which provide programming licensing to cable services providers, to require the cable services providers to include particular channels on their systems as a condition of receiving a programming license. Tele-Services anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it can stay competitive and continue to be able to obtain programming licenses.

            The cost of upgrades in 2003, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

            Other miscellaneous sources of revenue are also discussed in the financial statements included in Section 7 of this annual report.

            In the past, revenues were also generated from the telemarketing activities of Pacific Junction. Those activities also provided a source of access charges revenue for Breda through the telemarketing calls made by Pacific Junction. As noted above in this annual report, however, Pacific Junction's telemarketing center was closed on July 26, 2001, and Breda is in the process of dissolving this corporation.

            The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of revenue derived from Breda's and its subsidiaries' various businesses and investments as of the close of the past two fiscal years:

                                                     2001                2002
                                                    ------              ------
                  Local Exchange Carrier (1)         67.3%               71.5%
                  Broadcast (2)                      17.0%               16.3%
                  Internet Service Provider (3)      12.9%               12.2%
                  Other (4)                           2.8%                0.0%
                                                    ------              ------
                                    Total           100%                100%

                  (1) Includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone and Westside Independent for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers, (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, and (iv) per minute rates and calling plans rates for long distance services, and (v) monthly cellular commissions, advertising fees, and miscellaneous revenues.

                  (2) Includes monthly fees charged for basic and premium cable services.

                  (3)   Includes monthly fees charged for internet services.

                  (4) Includes revenues from telemarketing services. Pacific Junction's telemarketing operations were, however, discontinued on July 26, 2001.

            Twelve-months ended December 31, 2002 Compared to Twelve-months ended December 31, 2001

            Net Income

            Consolidated net income for 2002 was $1,218,421, a $70,849 or 6.2% increase compared to year-end 2001 when the consolidated net income was $1,147,573.

            The $70,848 increase in net income resulted from the following four factors:

                  1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast segment, and the internet service provider segment, increased $248,440, or 43.5% for the twelve-month period ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001.

                  2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $59,091 or 4.8% for the twelve months ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001.

                  3) Income taxes increased $47,733 or 7.4% for the twelve month period ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001.

                  4) The cumulative effect of an accounting change, net of tax, decreased Breda's income by $70,768 during the twelve-month period ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001. This net of tax item reflects an impairment of goodwill for which there was no corresponding entry during the twelve-month period ended December 31, 2001.

            Operating Revenues

            There was an increase in total operating revenues for the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001 of $91,119, or 1.5%. The segments making up total operating revenues and their contributions to the $91,119 increase in 2002 are: local exchange carrier services
            - $316,642; broadcast services - ($23,339); Internet services - ($35,971) and other services revenue ($166,213).

            Local Exchange Carrier Services - $316,642

            As noted above in the segment table, local exchange carrier services revenue accounted for 71.5% of the operating revenue in 2002. The components of, and their contributions to the $316,642 increase in local exchange carrier services revenue for the twelve months ended December 31, 2002 when compared to the twelve months ended December 31, 2001 are: a) local network services $4,184, b) network access services $35,174, c) long distance services $63,464, d) billing and collection services ($23,050), e) cellular services $216,199 and f) miscellaneous $20,671.

            Both local network services and network access services revenue were nearly identical in 2002 to their revenues in 2001, with a .7% and 1.5% increase, respectively, in 2002 when compared to the same twelve month period ending December 31, 2001. Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies of support payment funding regulated by the FCC. However, Breda has been adversely affected through lower access revenue because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers who participate in the use of the switching and network facilities offered by Iowa Network Services (INS). The Qwest nonpayment of wireless traffic is being studied by a joint task force, and Breda believes that it could receive some revenue from this source again in the future. With the closure of its telemarketing center on July 26, 2001, Breda also no longer receives access revenue for long distance calls made through the center.

            Breda's long distance services revenue continues to grow with the increase in its customer base for these services. Long distance services should continue to be a growth area for Breda in 2003 as Breda continues to market this service as both a stand-alone service and as part of a package with other services such as Internet. The twelve month period ended December 31, 2002, reflected a 135.5% increase in long distance services revenues when compared to the twelve month period ended December 31, 2001, and is a direct reflection of the 47.5% increase in Breda's long distance customer base.

            Breda expanded its cellular retail location by taking over the management of a U.S. Cellular kiosk located in the Walmart store in Carroll, Iowa, on August 1, 2002. The $216,199, or 31.1%, increase in cellular services revenue for the twelve month period ended December 31, 2002, when compared to the twelve month period December 31, 2001, reflects the increased sales generated through this retail location and the increased sales generated through the efforts of outside sales staff.

            Breda's miscellaneous revenue in 2002 included $76,196 of uncollectible revenue. The bulk of the uncollectible revenue was attributable to the access revenue that is not collectible because of Chapter 11 bankruptcy filings by Global Crossing on January 28, 2002, and by WorldCom on July 21, 2002.

            Broadcast Services ($23,339)

            Broadcast services revenue decreased $23,339, or 2.3%, for the twelve month period ended December 31, 2002, when compared to the twelve month period ended December 31, 2001. As noted previously, Breda's subsidiary, Tele-Services, continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 1.7% decrease in its customer base during the calendar year 2002.

            Internet Services ($35,971)

            Internet services revenue decreased $35,971, or 4.7%, for the twelve month period ended December 31, 2002, when compared to the twelve month period ended December 31, 2001. This decrease in revenue is directly attributable to the decrease in Breda's Internet service customer base as a result of the intense competition by multiple suppliers in BTC, Inc.'s Carroll, Iowa, market area. As noted previously, Breda also bundled Internet services with long distance services and lowered pricing of the Internet services, which also reduced Internet service revenues in 2002.

            Other Services Revenue ($166,213)

            Telemarketing services revenue is reported as other revenue, and it decreased $166,213, or 100%, when comparing the twelve-month period ended December 31, 2002, to the twelve-month period December 31, 2001. The decrease is attributable to the fact that Pacific Junction's telemarketing center was closed on July 26, 2001, and there were no corresponding telemarketing services revenues in 2002 when compared to the same period in 2001.

            Operating Expenses

            There was a decrease in total operating expenses of $157,321, or 3.0%, for the twelve-month period ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001. The components making up operating expenses are cost of services, depreciation and amortization, and selling, general and administration expenditures.

            Cost of services increased $36,742, or 1.6%, for the twelve-month period ended December 31, 2002, when compared to the twelve-month period ended December 31, 2001. Most of the increase in cost was a direct correlation to increased service revenue for long distance services and cellular services. Long distance costs increased 92.3% and cellular service costs increased 17.8% in order to provide those increased services during 2002.

            Depreciation and amortization expense decreased $58,216, or 5.2%, for the twelve-month period ended December 31, 2002, when compared to the twelve month period ended December 31, 2001. Breda allocated part of the purchase price paid for Westside Independent Telephone Company and its cable TV subsidiary in 1998 to goodwill. Effective January 1, 2002, however, generally accepted accounting principles established by the Financial Accounting Standards Board no longer allowed the expensing, or amortizing, of a portion of this goodwill over a fifteen-year period. Approximately all of the $58,216 decrease in depreciation and amortization expense for the twelve-month period ended December 31, 2002, is attributable to the termination of this expense amortization. There was also a $12,165 decrease in depreciation and amortization expense which is attributable to the fact that there was no depreciation expense for Pacific Junction during the twelve months ended December 31, 2002 since Pacific Junction's telemarketing center was not in operation during that time period. The overall depreciation and amortization expense increased in the other telephone, cable TV, and Internet operations because of new equipment, buildings, and capital items being depreciated which offset some of the decrease in the depreciation and amortization expense attributable to the closure of the telemarketing center in July 2001.

            Selling, general and administration expenses decreased $135,847, or 7.1%, for the twelve month period ended December 31, 2002, when compared to the same period in 2001. This decrease was mainly attributable to the $157,951 reduction in wages, benefits, insurance, professional fees, and taxes that resulted from the closure of the Pacific Junction telemarketing center on July 26, 2001, and for which there were minimal, corresponding expenditures in 2002 since the telemarketing center was not operational in 2002. Increases in wages, benefits, advertising expenditures, and training expenditures offset the telemarketing operations decrease. Decreases in corporate operations and general taxes also resulted from the elimination of a supervisory position in early 2002, and decreased tax rates levied by the taxing authorities in the various counties for 2002.

            Operating Income

            The net result of the operating services revenue and operating expenses was an increase of $248,440, or 43.5%, in operating income for the twelve month period ended December 31, 2002, when compared to the same twelve month period in 2001.

            Other Income (Expense)

            Other income (expense) decreased $59,091, or 4.8%, during the twelve month period ended December 31, 2002, when compared to the same twelve month period in 2001, and was mainly attributable to three items. The first item, interest and dividend income, decreased $44,709, or 13%, and was mainly due to lower interest income rates available on investments during 2002. The second item was the $102,986 gain that Tele-Services recognized on the sale of its former corporate office building at 103 East Main in Breda, Iowa, on October 1, 2002. The third item was that income from equity investments decreased $92,259, or 9.1%, during the twelve month period ended December 31, 2002, when compared to the same twelve month period in 2001. In the first quarter 2002, Breda began to report its cellular investments and its investment in Alpine Communications, L.C. on the equity method. The corresponding twelve month period ended December 31, 2001, has been restated in accordance with generally accepted accounting principles as discussed below in this annual report. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the twelve month period ended December 31, 2001, is a reflection of the net increases and decreases in the net operating income of these investments. One of the investments, Alpine Communications, L.C., in accordance with the SFAS 142 and SFAS 144, assessed its recorded balances of goodwill, indefinite lived intangible assets and long-lived assets. As a result, Alpine Communications, L.C. determined an impairment related to its long-lived assets, and part of the decrease in equity investments reported on Breda's income statement for the twelve month period ended December 31, 2002, included Breda's pro-rata share of this impairment loss.

            Income Before Income Taxes

            Income before income taxes increased $189,349, or 10.6% for the twelve month period ended December 31, 2002, when compared to the twelve month period ended December 31, 2001. The $189,349 increase resulted from the $248,440 increase in operating income and the $59,091 decrease in other income (expense).

            Net Income

            Income taxes increased $47,733, or 7.4%, for the twelve month period ended December 31, 2002, when compared to the same period in 2001, and is a direct reflection of the increased income generated in 2002. The effective tax rate in 2002 was 34.9%, versus 36% in 2001. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes, and the proportion of investments with state tax exemptions.

            The cumulative effect of an accounting change, net of tax, decreased Breda's income by $70,768 during the twelve month period ended December 31, 2002, when compared to the twelve month period ended December 31, 2001. The net of tax item reflects an impairment of goodwill for which there was no corresponding entry during the twelve month period ended December 31, 2001. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and these accounting principles are incorporated into Breda's financial statement beginning January 1, 2002. As noted previously in the discussion on the decrease in Breda's depreciation and amortization expense for the twelve month period ended December 31, 2002, as compared to the twelve month period ended December 31, 2001, Breda is no longer able to expense over a fifteen year period the portion of the Westside purchase price, which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax, impairment expense is Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which is in excess of the fair value of that asset based on discounted cash flow valuation.

            Net income increased $70,848, or 6.2%, for the twelve month period ended December 31, 2002, when compared to the same period in 2001.

            Liquidity and Capital Resources at Twelve Months ended December 31, 2002

            Cash Flows

            Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations was $1,650,381 in 2002 and $2,247,272 in 2001. Cash flows from operations in 2002 were primarily attributable to a positive net income of $1,218,421 plus the addition of non-cash expenses of $1,070,569 from depreciation and amortization, which were then offset by $721,247 of non-cash, equity income in unconsolidated affiliates. Cash flows from operations in 2001 were primarily attributable to a positive net income of $1,147,573 plus the addition of non-cash expenses of $1,128,785 from depreciation and amortization, which were offset by $339,698 of non-cash equity income in unconsolidated affiliates.

            Cash used in investing activities was $1,623,797 in 2002, and $758,379 in 2001. Capital expenditures relating to ongoing business were $754,895 in 2002 and $624,270 in 2001. A new corporate office building was constructed in 2002 at a cost, which includes furnishings and fixtures, of $480,000. Breda expects capital expenditures in 2003 to be at similar levels to those made in 2002. Capital used in investing activities in 2002 included the additional $248,273 investment in Alpine Communications L.C., the $160,000 issuance of a note receivable from the purchaser of the former corporate office building sold on contract on October 1, 2002, and the purchase of investments with excess cash during the normal course of operations.

            Cash used in financing activities was $791,265 in 2002 and $796,055 in 2001. In 2002, cash was used to repay $126,365 of borrowings from the RTFC, to redeem common stock for $560,686, and to pay dividends of $104,214. In 2001 cash was used to repay $118,300 of long-term debt, to redeem common stock for $566,668, and to pay dividends of $111,087. Breda funds the redemption of its stock from cash flows from operations. During 2002, Breda redeemed 2,025 shares for $560,686. Breda anticipates that the cash used for stock redemptions in 2003 will be similar to that used in 2002.

            Working Capital

            Working capital was $1,948,514 as of December 31, 2002, compared to working capital of $2,664,323 as of December 31, 2001. The ratio of current assets to current liabilities was 3.6 to 1.0 as of December 31, 2002 and 5.3 to 1.0 as of December 31, 2001.

            Breda had a $601,941 decrease in current assets during the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001. The decrease in current assets was mainly attributable to a $941,791 decrease in cash and temporary investments and a $299,289 increase in accounts receivable, resulting in a corresponding increase in long-term investments. Customer accounts receivable as of December 31, 2002 were comparable to customer accounts receivable as of December 31, 2001. The $299,289 increase in accounts receivable was mainly attributable to NECA pooling receivables, unpaid access charges due from slow paying carriers, estimated post bankruptcy payments from Global Crossing and WorldCom, and access payments from Qwest for October, November and December 2002, while they were making an in-house billing software conversion. Part of the Qwest software conversion involved billing functions being reviewed and processed at new locations so carrier invoices sent to the prior billing locations were not processed until the local telephone companies resubmitted their invoices to the new processing center. The Qwest receivables have since been paid prior to the filing of this annual report.

            During September 2001, Tele-Services entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. The company received a cash deposit of $20,000 at the time of the contract, and another $20,000 at the time of possession on October 1, 2002. $140,000 of the remaining $160,000 on this contract is shown in long-term note receivables and $20,000 is included in short-term note receivables. The remaining contract amount of $160,000 was paid in full on February 14, 2003.

            Current liabilities increased $113,868 as of the end of the twelve month period ended December 31, 2002, when compared to the end of the same period in 2001. Accounts payable and accruals increased $62,869, which mainly was the result of a 24-month over earnings NECA accrual of approximately $82,200 and a $35,000 co-location invoice from Qwest, which was received at year-end for work performed prior to year-end.

            Common stock had a net increase of $203,550 during the twelve month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001. This increase resulted primarily from two items. One was the $22 per share increase in outstanding shares value on May 21, 2002, and the other was a decrease in the number of outstanding shares through the redemption of 2,025 share of common stock by Breda during the twelve month period ended December 31, 2002. The increase in retained earnings during the twelve month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001, is the net effect of the stated value stock adjustment of $764,236, the dividends paid in 2002 of $104,214, and the year-to-date net income as of December 31, 2002.

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

            Breda's capital requirements to start up its CLEC project in Carroll, Iowa is estimated to be less than $300,000 and will be funded internally.

            Breda anticipates that its 2003 operational, investing and financing activities will be similar to 2002, and can be funded internally through operations and temporary investments.

Item 7.     Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                        WITH INDEPENDENT AUDITORS' REPORT
                     Years Ended December 31, 2002 and 2001

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                                    CONTENTS

                                                                   Page

Independent Auditors' Report                                         47

Consolidated Financial Statements:

     Consolidated Balance Sheets                                  48-49

     Consolidated Statements of Income                               50

     Consolidated Statements of Stockholders' Equity                 51

     Consolidated Statements of Cash Flows                           52

     Notes to Consolidated Financial Statements                 53 - 66

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for certain investments from the cost method to the equity method.


West Des Moines, Iowa
February 6, 2003

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                                  2001
                                                              2002           (as restated)
                                                          -----------        -------------
                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $  1,032,734         $  1,797,415
  Temporary investments                                       459,059              636,169
  Accounts receivable                                         835,667              536,378
  Notes receivable                                            116,000                   --
  Interest receivable                                          68,053               75,058
  Prepaid income taxes                                             --               51,280
  Inventories                                                  91,114               93,028
  Other                                                        85,025              100,265
                                                         ------------         ------------
                                                            2,687,652            3,289,593
                                                         ------------         ------------


OTHER NONCURRENT ASSETS
  Long-term investments                                     3,136,576            2,494,073
  Other investments:
   Investments in unconsolidated affiliates at equity       3,454,159            2,489,639
   Nonmarketable equity securities at cost                    807,564              811,497
  Goodwill                                                    896,812            1,016,757
  Intangibles                                                   1,556                1,556
  Notes receivable                                            512,792              451,502
                                                         ------------         ------------
                                                            8,809,459            7,265,024
                                                         ------------         ------------


PROPERTY AND EQUIPMENT                                      5,190,176            5,609,292
                                                         ------------         ------------



     TOTAL ASSETS                                        $ 16,687,287         $ 16,163,909
                                                         ============         ============


      The accompanying notes are an integral part of these consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                        2001
                                                     2002          (as restated)
                                                 -----------       -------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt              $   134,981       $    126,365
  Accounts payable                                   262,544            199,675
  Accrued taxes                                      167,079            141,439
  Other                                              174,534            157,791
                                                 -----------       -------------
                                                     739,138            625,270
                                                 -----------       -------------

LONG-TERM DEBT, less current portion               1,777,644          1,912,625
                                                 -----------       -------------

DEFERRED CREDITS                                     105,534            114,564
                                                 -----------       -------------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000
   shares authorized, 33,000 and 35,025
   shares issued and outstanding at $280
   and $258 stated values, respectively            9,240,000          9,036,450
  Retained earnings                                4,824,971          4,475,000
                                                 -----------       -------------
                                                  14,064,971         13,511,450

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $16,687,287       $ 16,163,909
                                                 ===========       ============

              The accompanying notes are an integral part of these
                      condsolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2002 and 2001


                                                                    2001
                                                     2002       (as restated)
                                                 -----------    ------------

OPERATING REVENUES                               $ 5,975,363     $ 5,884,244
                                                 -----------     -----------
OPERATING EXPENSES
  Cost of services                                 2,312,590       2,275,848
  Depreciation and amortization                    1,070,569       1,128,785
  Selling, general, and administration             1,772,184       1,908,031
                                                 -----------     -----------
                                                   5,155,343       5,312,664
                                                 -----------     -----------

OPERATING INCOME                                     820,020         571,580
                                                 -----------     -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                       299,276         343,985
  Interest expense                                  (146,571)       (155,731)
  Income from equity investments                     918,511       1,010,770
  Other, net                                          90,213          21,496
                                                 -----------     -----------
                                                   1,161,429       1,220,520
                                                 -----------     -----------

INCOME BEFORE INCOME TAXES                         1,981,449       1,792,100
                                                 -----------     -----------

INCOME TAXES                                         692,260         644,527
                                                 -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                             1,289,189       1,147,573
                                                 -----------     -----------

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                 (70,768)
                                                 -----------     -----------

NET INCOME                                       $ 1,218,421     $ 1,147,573
                                                 ===========     ===========

NET INCOME PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $     37.95     $     31.80
                                                 -----------     -----------

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                   (2.08)             --
                                                 -----------     -----------

NET INCOME PER COMMON SHARE                      $     35.87     $     31.80
                                                 ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2002 and 2001

                                                           Common Stock                   Retained
                                                     Shares            Amount             Earnings              Total
                                                     ------         -----------          -----------         ------------
Balance at December 31, 2000 (as restated)           37,241         $ 8,751,635          $ 4,289,997         $ 13,041,632

    Comprehensive Income:
      Net income                                                                           1,147,573            1,147,573

    Dividends paid                                                                          (111,087)            (111,087)

    Common stock redeemed, net                       (2,216)           (566,668)                                 (566,668)

    Stated value stock adjustment                                       851,483             (851,483)
                                                     ------         -----------          -----------         ------------

Balance at December 31, 2001 (as restated)           35,025           9,036,450            4,475,000           13,511,450

    Comprehensive Income:

     Net income                                                                            1,218,421            1,218,421

    Dividends paid                                                                          (104,214)            (104,214)

    Common stock redeemed, net                       (2,025)           (560,686)                                 (560,686)

    Stated value stock adjustment                                       764,236             (764,236)
                                                     ------         -----------          -----------         ------------

Balance at December 31, 2002                         33,000         $ 9,240,000          $ 4,824,971         $ 14,064,971
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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001

                                                                                                   2001
                                                                              2002             (as restated)
                                                                           -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income, as restated for 2001                                         $ 1,218,421         $   1,147,573
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                            1,070,569             1,128,785
    Amortization of investment tax credits                                      (9,769)               (9,769)
    Deferred income taxes                                                          739                49,295
    Cumulative effect of accounting change                                     119,945                    --
    Gain on sale of building                                                   102,611                    --
    Note receivable discount                                                   (17,290)              (11,502)
    Equity income in unconsolidated affiliates, net of distributions
     received of $197,264 and $671,072 in 2002 and 2001, respectively         (721,247)             (339,698)
    Changes in operating assets and liabilities:
       (Increase) decrease in assets                                          (223,850)              332,166
       Increase (decrease) in liabilities                                      110,252               (49,578)
                                                                           -----------         -------------
    Net cash provided by operating activities                                1,650,381             2,247,272
                                                                           -----------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                       (754,895)             (624,270)
   Cost of removing plant, net of salvage                                          831                30,908
   Purchase of investments                                                  (1,464,892)             (343,484)
   Proceeds from the sale of investments                                       999,499               371,582
   Issuance of note receivable                                                (160,000)             (440,000)
   Purchase of other investments - at equity                                  (248,273)                   --
   Purchase of other investments - at cost                                      (3,400)              (67,805)
   Sale of other investments - at cost                                           7,333               314,690
                                                                           -----------         -------------
    Net cash used in investing activities                                   (1,623,797)             (758,379)
                                                                           -----------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock redeemed                                                      (560,686)             (566,668)
   Repayment of long-term debt                                                (126,365)             (118,300)
   Dividends paid                                                             (104,214)             (111,087)
                                                                           -----------         -------------
    Net cash used in financing activities                                     (791,265)             (796,055)
                                                                           -----------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (764,681)              692,838

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,797,415             1,104,577
                                                                           -----------         -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 1,032,734         $   1,797,415
                                                                           ===========         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

            The Breda Telephone Corporation is a provider of telecommunications exchange and local access services, cable television services, and internet services in a service area located primarily in western Iowa. The company is also involved in retail sales of cellular equipment and service plans for cellular partnerships of which it owns interests, and sales of other telecommunications equipment.

            Basis of Presentation

            The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and reflect practices appropriate to the telephone and cable television industries. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent revenues and expenses. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the Company's telephone operations are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission (FCC) as modified by the state regulatory authority.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

            Investments, (Continued)

            Nonmarketable equity investments, over which the Company has significant influence and/or a 20% ownership, are reflected using the equity method of accounting. Under the equity method, the Company's investment is increased for investments, capital contributions, and loans to the investee entities, and for its proportionate share of the investees' earnings. The Company's investment is decreased for loan repayments and distributions from the investee entities, and for its proportionate share of the investees' losses. The Company recognizes its proportionate share of earnings and losses from each investee on a quarterly basis, reflecting the prior quarter's net income/loss of each investment accounted for under the equity method.

            Inventories

            Inventories include both merchandise held for resale and materials and supplies. Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method. Materials and supplies inventories, used in the construction of the Company's facilities to provide telecommunications services, are recorded at average cost.

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

            Renewals and betterments of units of property are charged to telephone and cable television plant in service. When telephone or cable television plant is retired, its cost is removed from the asset account and charged against accumulated depreciation together with removal cost less any salvage realized. No gains or losses are recognized in connection with routine retirements of depreciable property. Repairs and renewals of minor items of property are included in plant specific operations expense.

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

            Goodwill and Intangibles

            In January, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under SFAS 142, the Company no longer amortizes goodwill and intangible assets deemed to have indefinite lives. These assets are subject to periodic impairment tests. Intangible assets with definite lives continue to be amortized.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

            Income Taxes

            Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities arise from differences between the book and tax basis of property and equipment, partnership interests and goodwill. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Investment tax credits (ITC), which were deferred prior to the Tax Reform Act of 1986, are being amortized over the life of the plant which produced the ITC.

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

            The Company uses the reserve method to recognize uncollectible customer accounts. Uncollectibles increased in 2002 (resulting in a decrease in revenues, net of settlements, of $91,520) as a result of the failure of certain interexchange carriers. Uncollectibles are included within miscellaneous operating revenues.

            Reclassifications

            Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 2.     TEMPORARY AND LONG-TERM INVESTMENTS

            The amortized cost and fair value of certificates of deposit and investments classified as held-to-maturity are as follows:

                                                                 Gross            Gross
                                               Amortized       Unrealized       Unrealized         Fair
                                                  Cost            Gains          Losses            Value
                                              -----------     ------------      ----------      ------------

                     December 31, 2002

             Certificates of deposit          $   275,000     $                 $               $    275,000
             Held-to-Maturity:
                Municipal bonds                 2,971,671          134,022          (4,449)        3,101,244
                Government securities             348,964              858          (2,436)          347,386
                                              -----------     ------------      ----------      ------------
                                              $ 3,595,635     $    134,880      $   (6,885)     $  3,723,630
                                              ===========     ============      ==========      ============

                     December 31, 2001


             Certificates of deposit          $   350,000     $                 $               $    350,000
             Held-to-Maturity:
                Municipal bonds                 2,739,846           49,492         (11,693)        2,777,645
                Government securities              40,396              479                            40,875
                                              -----------     ------------      ----------      ------------
                                              $ 3,130,242     $     49,971      $  (11,693)     $  3,168,520
                                              ===========     ============      ==========      ============

                                                  2002            2001
                                              -----------     ------------
             Amounts classified as:
                  Current                     $   459,059     $    636,169
                  Noncurrent                    3,136,576        2,494,073
                                              -----------     ------------
                                              $ 3,595,635     $  3,130,242
                                              ===========     ============

              Proceeds from the sale of available-for-sale securities were $37,500 in 2001 and the gross realized loss on the sale of available-for-sale securities totaled $1,909.

              Certificates of deposit and investments classified as held-to-maturity at December 31, 2002, are summarized below by contractual maturity date:

                 Due in one year or less                       $      459,059
                 Due after one year through five years              1,486,632
                 Due after five years                               1,649,944
                                                               --------------

                                                               $    3,595,635
                                                               ==============

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 3.     NOTES RECEIVABLE

            Notes receivable consist of the following:

                                                      2002            2001
                                                  -----------     ------------
            Desk Top Media, L.L.C.  -  13%        $   468,792     $    451,502
            Toyne, Inc.             -   7%            160,000               --
                                                  -----------     ------------
                                                      628,792          451,502
              Less current portion                   (116,000)              --
                                                  -----------     ------------
                                                  $   512,792     $    451,502
                                                  ===========     ============

            The note with Desk Top Media, L.L.C. has an original balance of $500,000, matures in 2006 and reflects interest at 13%. The note is shown net of unamortized discounts of $31,208 and $48,498 at December 31, 2002 and 2001, respectively. Principal payments of $12,000 plus interest are due the first of each month beginning May of 2003 and shall be due each month thereafter until paid in full.

            During September 2001, the Company entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. The Company received a cash deposit of $20,000 and the contract established payment terms. On October 15, 2002, the Company received a promissory note for $180,000 at a rate of 7%. The note is payable in four equal installments of $20,000, plus interest through 2005 and a final installment of $100,000 plus interest is payable in 2006. The transaction resulted in a before tax gain of $102,611. The note balance at December 31, 2002 is $160,000.

NOTE 4.     OTHER INVESTMENTS

            INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

            Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

                                                      2002            2001
                                                  -----------     ------------
               Alpine Communications, L.C.        $   988,228     $    819,147
                 RSA #1, Ltd.                         693,328          505,728
                 RSA #7, Ltd.                         244,490          209,646
                 RSA #8, Ltd.                         534,867          319,068
                 RSA #9, Ltd.                         860,493          486,381
                 Quad County Communications            98,738          110,531
                 Carroll County Wireless, L.L.C.       24,886           30,009
                 Guthrie Group, L.L.C.                  9,129            9,129
                                                  -----------     ------------
                                                  $ 3,454,159     $  2,489,639
                                                  ===========     ============

            The Company continues to have a 17.42% ownership interest in Alpine Communications, L.C. (Alpine). The Alpine group operates several telephone exchanges in eastern Iowa.

            The Company's percentage ownership interests in RSA #1, Ltd., RSA #7, Ltd. and RSA #8, Ltd. are 9.1%, 7.1% and 11.7%, respectively, at December 31, 2002. In addition, the Company owns a 16.7% interest in RSA #9, Ltd. partnership of which they have no original cash investment.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 4.     OTHER INVESTMENTS, (Continued)

            INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY, (Continued)

            Additionally, Westside Independent Telephone Company, a wholly-owned subsidiary of Breda Telephone Corporation, has a 33.33% ownership interest in Quad County Communications (Quad County). This entity owns and operates a fiber optic network.

            The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2002 or 2001 The operations of these entities are immaterial to the consolidated financial statements

            Condensed consolidated financial data for the twelve months ended September 30, 2002, and September 30, 2001, for Alpine, RSA #1, RSA #7, RSA #8, RSA #9 and Quad County is as follows:

                                                      2002           2001
                                                  ------------   ------------
                      Revenues                    $ 41,987,013   $ 35,322,732
                      Expenses                      30,542,190     25,499,718
                                                  ------------   ------------
                      Net income                  $ 11,444,823   $  9,823,014
                                                  ============   ============


                      Current assets              $ 13,208,958   $ 11,191,366
                      Non-current assets            35,823,617     28,533,590
                      Current liabilities            4,753,174      7,247,295
                      Non-current liabilities       16,845,194     11,839,552

            During first quarter 2002, the Company changed its method of accounting from the cost method to the equity method for the investments in Alpine, RSA #1, RSA #7, RSA #8 and RSA #9. Management has made this decision based on an evaluation of each investment and the level of influence the Company has with respect to each investment. Accordingly, retained earnings at December 31, 2000 and net income for the year ended December 31, 2001, have been restated resulting in increases of $213,583 and $208,325, respectively. The increase in net income due to this restatement increased earnings per share by $5.77 for the year ended December 31, 2001.

            LONG-TERM INVESTMENTS AT COST

            Long-term investments at cost include nonmarketable equity securities and certificates as follows:

                                                                            2002         2001
                                                                         ----------   ----------
               NECA Services, Inc. - stock                               $  300,000   $  300,000
               Rural Telephone Finance Cooperative - certificates           192,070      196,003
               Rural Telephone Bank - stock                                 165,789      165,789
               Iowa Network Services - stock                                 78,705       78,705
               Desk Top Media, L.L.C.                                        60,000       60,000
               Other                                                         11,000       11,000
                                                                         ----------   ----------
                                                                         $  807,564   $  811,497
                                                                         ==========   ==========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 5.     GOODWILL AND INTANGIBLES

            Goodwill consists of the following:

                                                                        2002                   2001
                                                                   -------------          -------------
               Balance, Beginning of Year                          $   1,016,757          $   1,336,083
                  Goodwill amortized                                          --               (319,326)
                  Goodwill impairment                                   (119,945)                    --
                                                                   -------------          -------------
               Balance, End of Year                                $     896,812          $   1,016,757
                                                                   =============          =============

               Unamortized Intangibles consist of the following:

                                                                        2002                   2001
                                                                   -------------          -------------
                  PCS Licenses                                     $       1,556          $       2,051
                  Less accumulated amortization                               --                   (495)
                                                                   -------------          -------------
                                                                   $       1,556          $       1,556
                                                                   =============          =============

            In accordance with the SFAS 142, the Company assessed its recorded balances of goodwill and indefinite lived intangible assets in 2002. As a result, the Company determined an impairment of $119,945 related to goodwill existed on January 1, 2002. It was determined that the goodwill related to the purchase price of Westside Communications, Inc., which is a component of the broadcast segment, was impaired. Fair value was determined using a discounted cash flow method. The impairment loss of $70,768, net of tax, is presented in the income statement as a cumulative effect of an accounting change.

            Amortization of intangible assets with indefinite lives and goodwill in 2001 resulted in a decrease of $89,311 in 2001 net income. Without this amortization, 2001 net income before income tax would have been $1,881,411.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 6.     PROPERTY AND EQUIPMENT

            Property and equipment includes the following:

                                                                2002               2001
                                                            ------------       ------------
            Telephone Plant in Service :
                 Land                                       $     41,508    $        39,008
                 Buildings                                     1,210,087            731,772
                 Other general support assets                  1,465,661          1,419,467
                 Central office assets                         2,256,252          2,212,489
                 Cable and wire facilities                     4,458,039          4,134,895
                 Other plant and equipment                       778,145            693,482
                                                            ------------       ------------
                                                              10,209,692          9,231,113
                                                            ------------       ------------

            Cable Television Plant in Service:
                 Franchise                                        32,992             32,992
                 Land                                              6,086              8,586
                 Buildings                                       127,938            248,855
                 Towers, antennas and head end equipment       1,509,394          1,509,394
                 Cable and wire facilities                     1,573,524          1,573,524
                 Other plant and equipment                       177,445            193,470
                                                            ------------       ------------
                                                               3,427,379          3,566,821
                                                            ------------       ------------


                          Total property and equipment        13,637,071         12,797,934
                          Less accumulated depreciation        8,468,035          7,471,139
                                                            ------------       ------------
                                                               5,169,036          5,326,795
                          Plant under construction                21,140            282,497
                                                            ------------       ------------
                                                            $  5,190,176       $  5,609,292
                                                            ============       ============

            Depreciation on depreciable property resulted in a composite rate of 8.1% for both years ended December 31, 2002 and 2001.

NOTE 7.     LONG-TERM DEBT

            Long-term debt consists of the following:

                                                                2002                2001
                                                            ------------       ------------
                   Rural Telephone Finance Cooperative
                       7.35% (Fixed Rate)                   $  1,912,625       $  2,038,990
                            Less current portion                (134,981)          (126,365)
                                                            ------------       ------------
                                                            $  1,777,644       $  1,912,625
                                                            ============       ============

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 7.     LONG-TERM DEBT, (Continued)

            The annual requirements for principal payments on long-term debt for the next five years are as follows:

                                                       Principal
                                                   ----------------
                       2003                        $        134,981
                       2004                                 144,183
                       2005                                 154,013
                       2006                                 164,513
                       2007                                 175,729

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

            The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until December 1, 2005 at a rate of 5.75% at December 31, 2002. No funds were advanced under the line at December 31, 2002.

            In addition, Prairie Telephone Company, Inc. a wholly-owned subsidiary of Breda Telephone Corporation, has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2005 at a rate of 5.75% at December 31, 2002. No funds were advanced under the line at December 31, 2002.

            Cash paid for interest, net of amounts capitalized for 2002 and 2001, totaled $146,571 and $155,731, respectively.

NOTE 8.     INCOME TAXES

            Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                                    2002               2001
                                                               ------------       -------------
               Federal income taxes:
                    Current tax expense                        $    503,880       $     446,358
                    Deferred tax expense (benefits)                    (531)             36,157

                    Amortization of investment tax credits           (9,769)             (9,769)
               State income taxes:
                    Current tax expense                             198,888             158,643
                    Deferred tax expense (benefits)                    (208)             13,138

                                                               ------------       -------------
               Total income tax expense                        $    692,260       $     644,527
                                                               ============       =============

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 8.     INCOME TAXES, (Continued)

            Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                             2002         2001
                                                        ----------    ----------
               Deferred Tax Liabilities
                    Federal                             $  269,312    $  433,974
                    State                                   79,530       152,478
                                                        ----------    ----------
                        Total Deferred Tax Liabilities     348,842       586,452
                                                        ----------    ----------

               Deferred Tax Assets
                    Federal                                197,347       374,364
                    State                                   70,202       131,534
                                                        ----------    ----------
                        Total Deferred Tax Assets          267,549       505,898
                                                        ----------    ----------

                    Net Deferred Tax Liability          $   81,293    $   80,554
                                                        ==========    ==========
               Current portion                          $       --    $        -
               Long-term portion                            81,293        80,554
                                                        ----------    ----------
                    Net Deferred Tax Liability          $   81,293    $   80,554
                                                        ==========    ==========

            The tax provision differs from the expensfrom applying the federal statutory rates to income before taxes as the result of state income taxes and the amortization of investment tax credits.

            Prepaid income taxes of $51,280, appearing on the consolidated balance sheet at December 31, 2001, reflect overpayments of estimated taxes.

            Cash paid for income taxes for 2002 and 2001 totaled $566,317 and $367,241, respectively.

            The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                          2002        2001
                                                         ------      ------

            Statutory federal income tax rate             34.0%       34.0%
            State income taxes, net of federal benefit     9.6%        9.6%
            Amortization of investment tax credits         (.1)        (.1)
            Dividends received deduction                  (1.5)       (1.6)
            Tax exempt interest                           (3.9)       (4.0)
            Other                                         (3.2)       (2.0)
                                                         ------      ------
                 Effective income tax rate                34.9%       35.9%
                                                         ======      ======

            The Company files a consolidated tax return including their subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

                                              Local                         Internet
                                            Exchange                        Service
                       2002                  Carrier        Broadcast       Provider         Other           Total
                       ----                -----------     ----------      ----------      ---------     ------------
              Revenues and sales           $ 4,273,999     $   975,336     $  726,028     $       --     $  5,975,363
              Intersegment income
                  and sales                         --              --             --             --               --
              Interest income                  291,951           7,321              4             --          299,276
              Interest expense                 146,571              --             --             --          146,571
              Depreciation and
                  amortization                 667,403         310,214         92,952             --        1,070,569
              Income tax expense
                  (benefit)                    810,014         (29,439)       (86,273)        (2,042)         692,260
              Segment profit (loss)          1,384,318        (114,925)       (47,807)        (3,165)       1,218,421
              Segment assets                14,345,956       1,463,418        828,015         49,898       16,687,287
              Expenditures for
                  segment assets               596,549          14,136        144,210             --          754,895

                  2001 (As restated)

              Revenues and sales           $ 3,957,357     $   998,675  $     761,999 $      166,213     $  5,884,244
              Intersegment income
                  and sales                         --              --             --             --               --
              Interest income                  334,872           9,113             --             --          343,985
              Interest expense                 155,731              --             --             --          155,731
              Depreciation and
                  amortization                 713,366         328,005         75,249         12,165        1,128,785
              Income tax expense
                  (benefit)                    806,653         (64,107)       (72,983)       (25,036)         644,527
              Segment profit (loss)          1,305,954         (92,250)       (30,103)       (36,028)       1,147,573
              Segment assets                13,872,744       1,536,731        805,410         39,782       16,254,667
              Expenditures for
                  segment assets               507,202          51,077         65,991             --          624,270

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 9.     OPERATING SEGMENTS INFORMATION, (Continued)

                                                                                                  2001
                Reconciliation of Segment Information                      2002               (As restated)
                                                                       ------------           -------------
              REVENUES:
                   Total revenues for reportable segments              $  5,975,363           $   5,718,031
                   Other revenues                                                --                 166,213
                                                                       ------------           -------------
                       Consolidated Revenues                           $  5,975,363           $   5,884,244
                                                                       ============           =============

              PROFIT:
                   Total profit for reportable segments                $  1,221,586               1,183,601
                   Other profit (loss)                                       (3,165)               (36,028)
                                                                       ------------           -------------
                       Net Income                                      $  1,218,421           $   1,147,573
                                                                       ============           =============


              ASSETS:
                   Total assets for reportable segments                $ 16,637,389           $  16,214,885
                   Other assets                                              49,898                  39,782
                   Elimination of intercompany receivables                       --                 (90,758)
                                                                       ------------           -------------
                       Consolidated Assets                             $ 16,687,287           $  16,163,909
                                                                       ============           =============



NOTE 10.    NET INCOME PER COMMON SHARE

            Net income per common share for 2002 and 2001 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2002 and 2001 were 33,968 and 36,083, respectively.

NOTE 11.    STOCK VALUE ADJUSTMENT

            During May 2001, the board of directors authorized a $23 increase in the stated value of each share of common stock from $235 to $258. There were 37,021 shares outstanding at the time of the value adjustment, which reduced retained earnings by $851,483.

            During May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced earnings by $764,236.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 12.    STOCK RESTRICTIONS, (Continued)

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

            o A one-time stock transfer to a family member (spouse, child, grandchild, parent, grandparent, or sibling) is allowed for shareholders of record for the shares they held in 1995 even if such transferee resides outside of the telephone exchange service area and is not a subscriber of the Breda Telephone Corporation's telephone services.

            o     Stock transfers require the consent of the board of directors.

            The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13.    EMPLOYEE BENEFIT PLAN

            The Company adopted for its employees who have met certain eligibility requirements, a defined benefit retirement and security program sponsored by the National Telephone Cooperative Association
            (NTCA). The plan calls for the Company to contribute 8.6% of each enrolled employees' annual gross salary. As a condition of participation, each participating employee must also contribute a minimum 3% of their annual gross salary. Contributions made by the Company totaled $88,860 and $80,538 for the years ended December 31, 2002 and 2001, respectively.

NOTE 14.    CONCENTRATIONS OF CREDIT RISK

            The Company grants credit to local telephone service and cable television service customers, all of whom are located in the franchised service areas, internet customers and to telecommunications intrastate and interstate long distance carriers.

            The Company received 42% of its revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 15.    RELATED PARTY

            The Company receives commission revenue from RSA #9 Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2002 and 2001 were approximately $778,500 and $575,000, respectively. At December 31, 2002 and 2001, $111,755 and $58,925 were due from RSA #9 for commissions.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

            The company has entered into an agreement to purchase a building for $246,000. The transaction is expected to close during the first quarter of 2003.

            Additionally, the Company has purchase commitments totaling approximately $60,000 for a fiber optic cable project to be completed during the spring of 2003.

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

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons.

            Directors and Officers.

            The directors and executive officers of Breda are as follows:

                  Name                        Age             Position(s)
                  ----                        ---             -----------

              Dean Schettler                   50           President and
                                                            Director

              Clifford Neumayer                54           Vice-President and
                                                            Director

              Larry Daniel                     60           Secretary and
                                                            Director

              Charles Thatcher                 51           Director

              Roger Nieland                    67           Director

              John Wenck                       64           Director

              Dave Grabner                     54           Director and
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

            Clifford Neumayer has been the Vice-President and a director of Breda since April, 1996. He was re-elected as a director at the May 21, 2002 annual meeting of the shareholders, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2005. He has also held each of those positions with each of Breda's subsidiaries since April, 1996. Mr. Neumayer has been self employed as a farmer since 1970.

            Larry Daniel has been the Secretary and a director of Breda since April, 1995. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also held each of those positions with each of Breda's subsidiaries since April, 1995. Mr. Daniel is a self- employed farmer, and has been for at least the last five years.

            Charles (Chuck) Thatcher has been a director of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also served as a director of each of Breda's subsidiaries since May, 2001. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 18 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

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

            Dave Grabner has been a director of Breda since April, 1999, and the Treasurer of Breda since May, 2001. He was re-elected as a director at the May 21, 2002 annual meeting of the shareholders, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2005. He has also been a director of each of Breda's subsidiaries since April, 1999, and the Treasurer of each of Breda's subsidiaries since May, 2001. Mr. Grabner is currently self-employed as an electrician, and has been for at least the last five years. He was also previously self-employed as a farmer.

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

            Breda believes that two of its employees have been making and will continue to make a significant contribution to its business. Those employees are as follows:

                         Name            Age      Position
                         ----            ---      --------

                  Robert J. Boeckman     42       Chief Operations Officer and
                                                  Co-Chief Executive Officer

                  Jane A. Morlok         49       Chief Financial Officer and
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

Item 10.    Executive Compensation.

            Summary Compensation Table.

            The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's Chief Operations Officer, in the 2002, 2001 and 2000 fiscal years, and to Jane Morlok, Breda's Chief Financial Officer, in fiscal year 2002. Mr. Boeckman's services are similar to those normally provided by the chief executive officer of an Iowa corporation.

            Summary Compensation Table

             Name and                                        Other Annual        All Other
             Position          Year     Salary(1)   Bonus    Compensation(2)  Compensation(3)
             --------          ----     ---------   -----    ---------------  ---------------
         Robert J. Boeckman,   2002   $  84,341   $   9,082   $  1,795         $  18,067
         Chief Operations      2001   $  81,853   $  11,200   $  2,370         $  18,157
           Officer             2000   $  80,000   $   2,000   $  1,890         $  15,703

         Jane Morlok,          2002   $  78,602   $   8,250   $  1,808         $  17,282
         Chief Financial
           Officer

            (1) This amount includes contributions of 3% of annual gross salary pursuant to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. As a condition of participation in that program, participants must contribute a minimum of 3% of annual gross salary. See also the "All Other Compensation" column above.

            (2) This amount includes payments by Breda from a fund established by Breda based upon sales of cell phones. The fund is allocated equally among the employees employed at Breda's and Westside Independent's offices. All employees share in the fund even if they are not involved in the sale of cell phones. Neither Mr. Boeckman nor Ms. Morlok is involved in those sales. The amounts also include a yearly clothing allowance and the estimated yearly value of services provided to these individuals by Breda or its subsidiaries at no cost. Those services are local telephone service, basic cable service, internet access, and cellular phone service.

            (3) This amount represents contributions by Breda to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of a participant's annual gross salary. See also footnote 1 above regarding participants' contributions to the program. This amount also includes a long term disability contribution of 1.12% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

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

            Breda's directors may also receive internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300. They were also entitled to receive internet access in 1999, 2000 and 2001.

            Employment Agreements.

            Breda entered into a new employment agreement with both Robert Boeckman and Jane Morlok on April 1, 2002. Breda does not believe that the employment agreements were materially different from Breda's prior employment agreements with Mr. Boeckman and Ms. Morlok, but each of the employment agreements did include compensation adjustments.

            Mr. Boeckman. Under the terms of Mr. Boeckman's employment agreement, he is employed in the capacity of chief operations officer and co-chief executive officer of Breda. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement.

            Mr. Boeckman's employment agreement will terminate on April 1, 2003. Breda may terminate the employment agreement if Mr. Boeckman is absent from his employment under the employment agreement by reason of illness or other incapacity for more than 26 consecutive weeks. Breda will pay Mr. Boeckman compensation during any such period of illness or incapacity in accordance with Breda's sick pay policy as then in effect. Breda may also terminate the employment agreement for cause upon five days written notice to Mr. Boeckman. The employment agreement provides that "for cause" includes, without limitation:

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

            Mr. Boeckman may terminate the employment agreement, at any time, by giving 60 days notice to Breda. In this event, Breda shall pay Mr. Boeckman his compensation up to the date of termination, but Mr. Boeckman shall not be entitled to any severance payment and will not be considered for any performance bonus.

            If Mr. Boeckman's employment terminates by reason of his death, Breda is only obligated to make whatever payments may be required under its pension plan.

            Mr. Boeckman's yearly salary under the employment agreement is $85,000. Mr. Boeckman may also receive a bonus under the employment agreement. The employment agreement includes an attachment which sets forth some guidelines which may be followed by the board of directors in determining whether a bonus will be given and the amount of the bonus, but the employment agreement provides that the final determination as to the amount of the bonus rests solely in the discretion of the board of directors.

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

                  o Ms. Morlok's annual salary under her employment agreement is $80,000.

            As noted above, both Mr. Boeckman's and Ms. Morlok's employment agreement will terminate by its terms on April 1, 2003. Breda will therefore need to negotiate an extension of the current employment agreements or new employment agreements with Mr. Boeckman and Ms. Morlok prior to that date. Breda does not anticipate any break in service for either Mr. Boeckman or Ms. Morlok.

            Breda does not have any written employment agreements with any officers or any other employees.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

            Breda is only authorized to issue common stock.

            The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2003 by:

                  o     each of Breda's directors;

                  o     each of Breda's officers;

                  o the person employed by Breda as its chief operations officer; and

                  o all directors and officers of Breda and the chief operations officer of Breda as a group.

                            Security Ownership Table

                  Name and Address of
                     Beneficial Owner            Number of Shares   Percentage Ownership
                  -------------------            ----------------   --------------------
                  Dean Schettler                        30                 .0909%
                  16326 120th St.
                  Breda, Iowa 51436

                  Clifford Neumayer                    181                 .5485%
                  11846 Ivy Avenue
                  Breda, Iowa 51436

                  Larry Daniel                           2                 .0061%
                  15731 Robin Avenue
                  Glidden, Iowa 51433

                  Roger Nieland                        110*                .3333%
                  13312 Eagle Avenue
                  Breda, Iowa 51436

                  John Wenck                             6                 .0182%
                  23909 140th St.
                  Carroll, Iowa 51401

                  Charles Thatcher                       2**               .0061%
                  15053 Granite Avenue
                  Breda, Iowa 51436

                  Name and Address of
                     Beneficial Owner            Number of Shares   Percentage Ownership
                  -------------------            ----------------   --------------------
                  Dave Grabner                          55***              .1667%
                  11098 130th Street
                  Breda, Iowa 51436

                  Robert Boeckman                       30                 .0909%
                  23678 150th Street
                  Carroll, Iowa 51401

                  All directors and officers           416                 1.261%
                  and the chief operations
                  officer as a group
                  (8 persons)

                  *        Forty-three of these shares are held by
                           Mr. Nieland's spouse.
                  **       One of these shares is held by Mr. Thatcher's spouse.
                  ***      One of these shares is held by Mr. Grabner's spouse.

            To Breda's knowledge, no person or group is the beneficial owner of more than 5% of Breda's common stock and no person or group holds more than 5% of Breda's common stock under a voting trust or similar arrangement.

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

            (b) Breda did not file any reports on Form 8-K during the period of October 1, 2002 through December 31, 2002.

Item 14.    Controls and Procedures.

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

                                     BREDA TELEPHONE CORP.


Date: March 28, 2003                 By: /s/ Robert Boeckman
                                         -----------------------------
                                         Robert Boeckman, Chief Operations
                                         Officer and Co-Chief Executive Officer


Date: March 28, 2003                 By: /s/ Jane Morlok
                                         -----------------------------
                                         Jane Morlok, Chief Financial Officer
                                         and Co-Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer            By: /s/ Larry Daniel
    ----------------------------         -----------------------------
    Clifford Neumayer,                   Larry Daniel, Secretary
    Vice-President and                   and Director
    Director                             Date:  March 28, 2003
Date:  March 28, 2003


By: /s/ Roger Nieland                By: /s/ John Wenck
    ----------------------------         -----------------------------
    Roger Nieland, Director              John Wenck, Director
Date:  March 28, 2003                Date:  March 28, 2003


By: /s/ Dean Schettler               By: /s/ Dave Grabner
    ----------------------------         ----------------------------
    Dean Schettler, President            Dave Grabner, Treasurer
    and Director                         and Director
Date:  March 28, 2003                Date:  March 28, 2003


By: /s/ Charles Thatcher             /s/ Robert J. Boeckman
    ----------------------------     --------------------------------
    Charles Thatcher, Director       Robert J. Boeckman, Chief Operations
Date:  March 28, 2003                Officer and Co-Chief Executive Officer
                                     Date:  March 28, 2003

                                     /s/ Jane Morlok
                                     --------------------------------
                                     Jane Morlok, Chief Financial Officer and
                                     Co-Chief Executive Officer
                                     Date: March 28, 2003

                                 CERTIFICATIONS


      I, Robert Boeckman, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Breda Telephone Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 28, 2003

                                       /s/ Robert Boeckman
                                       -----------------------------------------
                                       Robert Boeckman, Chief Operations Officer
                                       and Co-Chief Executive Officer

      I, Jane Morlok, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Breda Telephone Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 28, 2003

                                           /s/ Jane Morlok
                                           ------------------------------------
                                           Jane Morlok, Chief Financial Officer
                                           and Co-Chief Executive Officer

                                  EXHIBIT INDEX
                Exhibits to Form 10-KSB of Breda Telephone Corp.
                   for the Fiscal Year Ended December 31, 2002

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

      10.   Material Contracts.

            (a) Employment Agreement dated April 1, 2002 between Breda and Robert Boeckman. (Filed as
                  Exhibit 10(a) to Breda's Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by this reference.)

            (b) Employment Agreement dated April 1, 2002 between Breda and Jane Morlok. (Filed as
                  Exhibit 10(b) to Breda's Form 10-QSB for the quarterly period ended June 30, 2002, and incorporated herein by this reference.)

      *21.  Subsidiaries of the Registrant.                             E-1

      *99.  Certification of Financial Information

            (a)   Certification of Chief Operations Officer and         E-2
                  Co-Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Certification of Chief Financial Officer and          E-3
                  Co-Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.



*Included with this filing.