Form 10QSB
period 2003-03-31
BREDA TELEPHONE CORP
filed 2003-05-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,812 shares of common stock, no par value, at March 31, 2003.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,       December 31,
                                                                 2003              2002
                                                             (Unaudited)        (Audited)
                                                             -----------      ------------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $ 1,300,748       $ 1,032,734
  Temporary investments                                          245,479           459,059
  Accounts receivable                                            704,005           835,667
  Current portion of notes receivable                            132,000           116,000
  Interest receivable                                             50,483            68,053
  Inventories                                                     97,618            91,114
  Other                                                          125,291            85,025
                                                             -----------       -----------
                                                               2,655,624         2,687,652
                                                             -----------       -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                        3,309,592         3,136,576
  Other investments:
    Investments in unconsolidated affiliates at equity         3,742,156         3,454,159
    Long-term investments at cost                                801,245           807,564
  Goodwill                                                       896,812           896,812
  Intangibles                                                      1,556             1,556
  Notes receivable, less current portion                         340,698           512,792
                                                             -----------       -----------
                                                               9,092,059         8,809,459
                                                             -----------       -----------

PROPERTY AND EQUIPMENT                                         5,339,500         5,190,176
                                                             -----------       -----------

       TOTAL ASSETS                                          $17,087,183       $16,687,287
                                                             ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                             2003               2002
                                                                          (Unaudited)        (Audited)
                                                                          -----------       ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                       $   137,225       $   134,981
  Accounts payable                                                            237,881           262,544
  Dividends payable                                                            98,436                --
  Accrued taxes                                                               345,243           167,079
  Other                                                                       146,383           174,534
                                                                          -----------       -----------
                                                                              965,168           739,138
                                                                          -----------       -----------

LONG-TERM DEBT, less current portion                                        1,742,485         1,777,644
                                                                          -----------       -----------

DEFERRED CREDITS                                                              108,208           105,534
                                                                          -----------       -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
    32,812 and 33,000 shares issued and outstanding
    at $280 stated value, respectively                                      9,187,360         9,240,000
  Retained earnings                                                         5,083,962         4,824,971
                                                                          -----------       -----------
                                                                           14,271,322        14,064,971
                                                                          -----------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $17,087,183       $16,687,287
                                                                          ===========       ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2003 and 2002

                                                      2003              2002
                                                  -----------       -----------

OPERATING REVENUES                                $ 1,690,643       $ 1,439,031
                                                  -----------       -----------

OPERATING EXPENSES
  Cost of services                                    663,834           541,581
  Depreciation and amortization                       260,467           251,726
  Selling, general and administration                 493,027           511,645
                                                  -----------       -----------
                                                    1,417,328         1,304,952
                                                  -----------       -----------

OPERATING INCOME                                      273,315           134,079
                                                  -----------       -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                         56,678            64,996
  Interest expense                                    (35,144)          (37,556)
  Income from equity investments                      287,997           298,683
  Other, net                                           (3,252)            1,533
                                                  -----------       -----------
                                                      306,279           327,656
                                                  -----------       -----------

INCOME BEFORE INCOME TAXES                            579,594           461,735
                                                  -----------       -----------

INCOME TAXES                                          222,167           164,451
                                                  -----------       -----------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                357,427           297,284
                                                  -----------       -----------

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                       --           (70,768)
                                                  -----------       -----------

NET INCOME                                        $   357,427       $   226,516
                                                  ===========       ===========

NET EARNINGS PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $     10.88       $      8.53

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                       --             (2.03)
                                                  -----------       -----------

NET INCOME PER COMMON SHARE                       $     10.88       $      6.50
                                                  ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock             Retained
                                           Shares        Amount          Earnings           Total
                                           ------     -----------      -----------      ------------
Balance at December 31, 2001 (Audited)     35,025     $ 9,036,450      $ 4,475,000      $ 13,511,450

    Comprehensive Income:
      Net income                                                         1,218,421         1,218,421

    Dividends paid                                                        (104,214)         (104,214)

    Common stock redeemed, net             (2,025)       (560,686)                          (560,686)

    Stated value stock adjustment                         764,236         (764,236)
                                           ------     -----------      -----------      ------------

Balance at December 31, 2002 (Audited)     33,000       9,240,000        4,824,971        14,064,971

    Comprehensive Income:
      Net income                                                           357,427           357,427

    Dividends declared                                                     (98,436)          (98,436)

    Common stock redeemed, net               (188)        (52,640)                           (52,640)
                                           ------     -----------      -----------      ------------

Balance at March 31, 2003 (Unaudited)      32,812     $ 9,187,360      $ 5,083,962      $ 14,271,322
                                           ======     ===========      ===========      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002

                                                                               2003             2002
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $   357,427      $   226,516
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            260,467          251,726
      Amortization of investment tax credits                                    (2,443)          (2,443)
      Deferred income taxes                                                      5,117          (39,773)
      Cumulative effect of accounting change                                        --          119,945
      Note receivable discount                                                  (3,905)          (4,456)
      Equity income in unconsolidated affiliates, net of distributions
       received of $17,368 in 2002                                            (287,997)        (281,315)
      Changes in operating assets and liabilities:
         (Increase) decrease in assets                                         102,462           91,848
         Increase (decrease) in liabilities                                    125,350          162,021
                                                                           -----------      -----------
      Net cash provided by operating activities                                556,478          524,069
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (409,792)        (187,790)
    Purchase of investments                                                   (357,013)        (630,237)
    Proceeds from the sale of investments                                      397,577          203,873
    Sale of other investments                                                    6,319            7,333
    Proceeds from notes receivable                                             160,000               --
                                                                           -----------      -----------
      Net cash used in investing activities                                   (202,909)        (606,821)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock redeemed                                                      (52,640)         (62,952)
    Repayment of long-term debt                                                (32,915)         (30,814)
                                                                           -----------      -----------
      Net cash used in financing activities                                    (85,555)         (93,766)
                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           268,014         (176,518)
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,032,734        1,797,415
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,300,748      $ 1,620,897
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                             $    35,144      $    37,556
      Income taxes                                                         $    10,500      $        --

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results of the entire year.

      Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentations.

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

                                            Local                            Internet
                                           Exchange                          Service
                                           Carrier         Broadcast         Provider       Other         Total
                                          ----------       ---------        ---------       -----      ----------
           Three months ended
              March 31, 2003
      Revenues
           External customers             $1,290,804       $ 238,658        $ 161,181        $--       $1,690,643
           Intersegment                           --              --               --         --               --
              Segment profit (loss)          443,039         (46,384)         (39,228)        --          357,427

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS, (Continued)

                                             Local                            Internet
                                            Exchange                          Service
                                            Carrier         Broadcast         Provider         Other            Total
                                           ----------       ---------        ---------        -------        ----------
           Three months ended
              March 31, 2002
      Revenues
            External customers             $1,012,635       $ 244,382        $ 182,014        $    --        $1,439,031
            Intersegment                           --              --               --             --                --
            Segment profit (loss)             355,162        (108,929)         (17,166)        (2,551)          226,516

      Reconciliation of Segment Information               Three months ended
                                                       March 31,      March 31,
                                                          2003          2002
                                                       ----------   -----------
      REVENUES:
            Total revenues for reportable segments     $1,690,643   $ 1,439,031
            Other revenues                                     --            --
            Elimination of intersegment revenues               --            --
                                                       ----------   -----------
                  Consolidated Revenues                $1,690,643   $ 1,439,031
                                                       ==========   ===========

      PROFIT:
            Total profit for reportable segments       $  357,427   $   229,067
            Other profit (loss)                                --        (2,551)
            Non-operating segment                              --            --
            Minority interest                                  --            --
                                                       ----------   -----------
                  Net Income                           $  357,427   $   226,516
                                                       ==========   ===========

NOTE 3. NET INCOME PER COMMON STOCK

      Net income per common share for March 31, 2003 and 2002 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2003 and 2002 are 32,848 and 34,843, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

      In May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced retained earnings by $764,236.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Breda organizes its business into three reportable segments. Those segments are local exchange carrier services, broadcast services, and Internet service provider services.

      The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda. Breda also provides long distance services to its customers in the local exchanges and in the Carroll, Iowa market area through BTC, Inc. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The Internet service provider services segment provides Internet access to customers within the local exchanges and the surrounding areas.

      The subsidiaries of Breda and the segments in which they operate are as follows:

            Local Exchange Carrier
               Prairie Telephone Co., Inc.
               Westside Independent Telephone Company
               BTC, Inc., which is a competitive local exchange carrier presently providing long distance services.

            Broadcast Services
               Tele-Services, Ltd.

            Internet Service Provider
               BTC, Inc.

      BTC, Inc. is a subsidiary of Prairie Telephone.

      Breda and its direct and indirect subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of revenue derived from Breda's and its subsidiaries' various businesses and investments as of the close of, respectively, the first quarter of 2002 and the first quarter of 2003:

                                               January-    January-
                                               March       March
                                               2002        2003

            Local Exchange Carrier (1)          70.4%       76.4%

            Broadcast (2)                       17.0%       14.1%

            Internet Service Provider (3)       12.6%        9.5%
                                              ------      ------
                   Total                       100.0%      100.0%

      (1) Includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone and Westside Independent for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers, (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, (iv) per minute rates and calling plans rates for long distance services, and
            (v) monthly cellular commissions, advertising fees, and miscellaneous revenues.

      (2)   Includes monthly fees charged for basic and premium cable services.

      (3)   Includes monthly fees charged for internet services.

      Three-months ended March 31, 2003 Compared to Three-months ended March 31, 2002

      Net Income

      Consolidated net income for the three-month period ended March 31, 2003 was $357,427, which was a $130,911, or 57.8%, increase when compared to the $226,516 of consolidated net income for the three-month period ended March 31, 2002.

      The $130,911 increase in net income resulted from the following four factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the internet service provider segment, increased $139,236, or 103.8%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002.

            2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased

                  $21,377, or 6.5%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002.

            3) Income taxes increased $57,716, or 35.1%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002.

            4) The cumulative effect of an accounting change, net of tax, of $70,768 during the three-month period ended March 31, 2002, reflects an impairment of goodwill from the implementation of Statement of Financial Accounting Standard 142 on January 1, 2002. There was no corresponding entry during the three-month period ended March 31, 2003.

      Operating Revenues

      There was an increase in total operating revenues for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002, of $251,612, or 17.5%. The segments making up total operating revenues and their contributions to the $251,612 increase between the two periods are as follows: local exchange carrier services - $278,169; broadcast services - ($5,724); and Internet services - ($20,833).

      Local Exchange Carrier Services - $278,169

      Local exchange carrier services revenue accounted for 76.4% of the operating revenue in the three-month period ended March 31, 2003. The components of and their contributions to the $278,169 increase in local exchange carrier services revenue for the three-months ended March 31, 2003 when compared to the three-months ended March 31, 2002 are as follows: local network services - $470; network access services - ($7,332); long distance services - $1,867; billing and collection services
      - ($3,471); cellular services - $224,902; and miscellaneous - $61,733.

      Both local network services and network access services revenue were nearly identical for the three-month periods ended March 31, 2003 and March 31, 2002, with a 0.3% increase and 1.2% decrease, respectively, in the three month period ended March 31, 2003 when compared to the same three-month period in 2002. Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies for the support payment funding regulated by the FCC. Breda has, however, had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

      Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2003 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. The three-month period ended March 31, 2003 reflected a 6.7% increase in long distance services revenues when compared to the three-month period ended March 31, 2002. The increase is a direct reflection of the 41.2% increase in Breda's long distance customer base.

      Breda expanded its cellular retail location in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Walmart store in Carroll, Iowa, on August 1, 2002. The $224,902, or 133.1%, increase in cellular services revenue for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002, reflects the increased sales generated through Breda's Carroll, Iowa location and the increased sales generated through the efforts of outside sales staff.

      Miscellaneous revenue increased $61,733, or 135.0%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. Two unusual items made up this increase for the three-month period ended March 31, 2003. The first item was the performance of fiber installation contractual work for an outside corporation, which generated $50,000 in miscellaneous revenue, before materials, equipment and labor costs. The second item was the receipt of approximately $15,657 in access charges, which had been previously written off as uncollectible because of Chapter ll bankruptcy filings by WorldCom on July 21, 2001.

      Broadcast Services ($5,724)

      Broadcast services revenue decreased $5,724, or 2.3%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. Breda's subsidiary, Tele-Services, Ltd., continues to face increasing competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 3.6% decrease in its customer base when comparing the three-month period ended March 31, 2003, to the three-month period ended March 31, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

      Internet Services ($20,833)

      Internet services revenue decreased $20,833, or 11.4%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing of the Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2002 and 2003. The programs have, however, resulted in reduced Internet service revenues in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs.

      Operating Expenses

      There was a increase in total operating expenses of $112,376, or 8.6%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. The components making up operating expenses are as follows: cost of services; depreciation and amortization; and selling, general and administration expenses.

      Cost of services increased $122,253, or 22.6%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. Most of the increase was caused by increased programming costs of $6,000, increased Internet provision costs of $22,232, and increased cellular services costs of $118,793. There was also a refund of approximately $25,000 in co-location fees, which reduced cost of services expense. As noted previously, cellular revenue increased $224,902, or 133.1%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. Cellular service costs increased 99.9%, however, as part of providing those increased services during the three-month period ended March 31, 2003.

      Depreciation and amortization expense increased $8,741, or 3.5%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. Most of the $8,741 increase in depreciation and amortization expense for the three-month period ended March 31, 2003 is attributable to new equipment, buildings, and capital items being depreciated, and which were necessary because of the increases in the telephone, cable TV and Internet operations.

      Selling, general and administration expenses decreased $18,618, or 3.6%, for the three-month period ended March 31, 2003, when compared to the same three month period in 2002. The decrease was the result of a reduction in labor related to telephone customer service work and more efforts focused on the heavier volume customer service areas of cellular, long distance, and Internet services.

      Operating Income

      The net result of the operating revenue and operating expenses was an increase of $139,236, or 103.8%, in operating income for the three-month period ended March 31, 2003, when compared to the same three-month period in 2002.

      Other Income (Expense)

      Other income (expense) decreased $21,377, or 6.5%, during the three-month period ended March 31, 2003, when compared to the same three-month period in 2002. The decrease was mainly attributable to two items. The first item is interest and dividend income, which decreased $8,318, or 12.8%, when comparing the three month period ended March 31, 2003 to the three month period ended March 31, 2002. The decrease in interest and dividend income was mainly due to lower interest income rates available on investments during the three-month period ended March 31, 2003, as compared to the rates available during the three-month period ended March 31, 2002. The second item is income from equity investments, which decreased $10,686, or 3.6%, during the three-month period ended March 31, 2003, when compared to the same three-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the three-month period ended March 31, 2003 is a reflection of the net increases and decreases in the net operating income of these investments.

      Income Before Income Taxes

      Income before income taxes increased $117,859, or 25.5%, for the three-month period ended March 31, 2003, when compared to the three-month period ended March 31, 2002. The $117,859 increase was the result of the $139,236 increase in operating income and the $21,377 decrease in other income (expense).

      Net Income

      Income taxes increased $57,716, or 35.1%, for the three-month period ended March 31, 2003, when compared to the same three month period in 2002. The increase is a direct reflection of the increased income generated in the three-month period ended March 31, 2003. The effective tax rate in 2003 was 38.3%, versus 35.6% in 2002. The effective tax rates differ from the U.S. statutory rate primarily due to state income taxes, and the proportion of investments with state tax exemptions.

      The cumulative effect of an accounting change, net of tax, of $70,768 during the three-month period ended March 31, 2002, reflects an impairment of goodwill, for which there was no corresponding entry during the three-month period ended March 31, 2003. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and those new accounting principles were incorporated into Breda's financial statement beginning January 1, 2002. Under those accounting principles, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax, impairment expense at January 1, 2002, was Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which was in excess of the fair value of that asset based on discounted cash flow valuation upon implementation of SFAS 142.

      Net income increased $130,911, or 57.8%, for the three-month period ended March 31, 2003, when compared to the same three month period in 2002.

      Liquidity and Capital Resources at Twelve-months ended December 31, 2002

      Cash Flows

      Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations was $1,650,381 in 2002. Cash flows from operations in 2002 were primarily attributable to a positive net income of $1,218,421, plus the addition of non-cash expenses of $1,070,569 from depreciation and amortization, which were then offset by $721,247 of non-cash, equity income in unconsolidated affiliates.

      Cash used in investing activities was $1,623,797 in 2002, and capital expenditures relating to ongoing business were $754,895 in 2002. A new corporate office building was constructed in 2002 at a cost, including furnishings and fixtures, of $480,000. Capital used in investing activities in 2002 included the additional $248,273 investment in Alpine Communications L.C., the $160,000 issuance of a note to the purchaser of the former corporate office building sold on contract on October 1, 2001, and the purchase of investments with excess cash during the normal course of operations.

      Cash used in financing activities was $791,265 in 2002. Breda used cash in 2002 to repay $126,365 of borrowings from the Rural Telephone Finance Cooperative, to redeem common stock for $560,686, and to pay dividends of $104,214. Breda funds the redemption of its stock from cash flows from operations. Breda redeemed 2,025 shares during 2002, for an aggregate amount of $560,686.

      Working Capital

      Working capital was $1,948,514 as of December 31, 2002, compared to working capital of $2,664,323 as of December 31, 2001. The ratio of current assets to current liabilities was 3.6 to 1.0 as of December 31, 2002, as compared to 5.3 to 1.0 as of December 31, 2001.

      Breda had a $601,941 decrease in current assets during the twelve-month period ended December 31, 2002, when compared to the twelve-months ended

      December 31, 2001. The decrease in current assets was mainly attributable to a $941,791 decrease in cash and temporary investments and a $299,289 increase in accounts receivable, resulting in a corresponding increase in long-term investments. Customer accounts receivable as of December 31, 2002 were comparable to customer accounts receivable as of December 31, 2001. The $299,289 increase in accounts receivable was mainly attributable to National Exchange Carrier Association pooling receivables, unpaid access charges due from slow paying carriers, estimated post bankruptcy payments from Global Crossing and WorldCom, and unpaid access payments from Qwest for October, November and December 2002, while Qwest was making an in-house billing software conversion. The Qwest software conversion involved billing functions being reviewed and processed at new locations, so carrier invoices sent to the prior billing locations were not processed until the local telephone companies resubmitted their invoices to the new processing center. The Qwest receivables were paid during the three-month period ended March 31, 2003.

      During September 2001, Tele-Services entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. Tele-Services received a cash deposit of $20,000 at the time of the contract, and another $20,000 at the time of possession on October 1, 2002. $140,000 of the remaining $160,000 on this contract is shown in long-term note receivables and $20,000 is included in short-term note receivables. The remaining contract amount of $160,000 was, however, paid in full on February 14, 2003.

      Current liabilities increased $113,868 as of the end of the twelve-month period ended December 31, 2002, when compared to the end of the same period in 2001. Accounts payable and accruals increased $62,869. The increase was mainly the result of a 24-month over earnings National Exchange Carrier Association accrual of approximately $82,200, and a $35,000 co-location invoice from Qwest which was received at year-end for work performed prior to year-end.

      Common stock had a net increase of $203,550 during the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001. The increase resulted primarily from two items. One item was the $22 per share increase in outstanding shares value on May 21, 2002, and the other was a decrease in the number of outstanding shares through the redemption of 2,025 share of common stock by Breda during the twelve-month period ended December 31, 2002. The increase in retained earnings during the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001, is the net effect of the stated value stock adjustment of $764,236, the dividends paid in 2002 of $104,214, and the year-to-date net income as of December 31, 2002.

      Liquidity and Capital Resources at Three-months ended March 31, 2003

      Cash Flows

      Cash provided from operations for the three-month periods ended March 31, 2003, and March 31, 2002, was, respectively, $556,478 and $524,069. The cash flows from operations for the three-month period ended March 31, 2003 were primarily attributable to a positive net income of $357,427, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $259,236, which were then offset by $287,997 of non-cash, equity income in unconsolidated affiliates. The positive changes in assets and liabilities of $227,812 were also added to net income. The cash flows from operations for the three-month period ended March 31, 2002 were primarily attributable to a positive net income of $226,516, plus the addition of non-cash expenses of $251,726 from depreciation and amortization, the addition of $119,945 from the cumulative effect of an accounting change, and the net effect of a decrease in operating assets and an increase in operating liabilities of $253,869, which were then offset by $281,315 of non-cash equity income in unconsolidated affiliates.

      Cash used in investing activities was $202,909 for the three-month period ended March 31, 2003, and $606,821 for the three-month period ended March 31, 2002. Capital expenditures relating to ongoing business were $409,792 for the three-month period ended March 31, 2003, and $187,790 for the three-month period ended March 31, 2002. A new corporate office building was constructed in 2002 at a cost, including furnishings and fixtures, of $480,000, but most of those expenditures had not yet occurred during the three-month period ended March 31, 2002. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects capital expenditures in 2003 to be at similar levels to those made in 2002. Capital used in investing activities in 2002 included the additional $248,273 investment in Alpine Communications L.C.

      Cash used in financing activities was $85,555 for the three-month period ended March 31, 2003, and $93,766 for the three-month period ended March 31, 2002. During the three-month period ended March 31, 2003, cash was used to repay $32,915 of borrowings from the RTFC, and to redeem common stock for $52,640. During the three-month period ended March 31, 2002, cash was used to repay $30,814 of long-term debt, and to redeem common stock for $62,952. Breda funds the redemption of its stock from cash flows from operations.

      Working Capital

      Working capital was $1,690,456 as of March 31, 2003, compared to working capital of $1,948,514 as of December 31, 2002. The ratio of current assets to current liabilities was 2.8 to 1.0 as of March 31, 2003, and 3.6 to 1.0 as of December 31, 2002.

      Breda had a $32,028 decrease in current assets during the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002. The decrease in current assets was mainly attributable to a $54,434 increase in cash and temporary investments and a $131,662 decrease in accounts receivable. There was a corresponding $173,016 increase in long-term investments. Customer accounts receivable as of March 31, 2003 were comparable to customer accounts receivable as of December 31, 2002. The $131,662 decrease in accounts receivable was mainly attributable to the partial receipt of NECA pooling receivables, the receipt of some of the unpaid access charges due from slow paying carriers, and receipt of access payments from Qwest for October, November and December of 2002.

      Noncurrent assets, which mainly consist of longer-term investments, increased $282,600 during the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002. On May 2, 2001, Prairie Telephone entered into a contractual agreement to advance $500,000 to Desktop Media, L.L.C. This note is shown net of unamortized discounts of $27,302 and $31,208 at, respectively, March 31, 2003 and December 31, 2002. $340,698 is included in long-term note receivables, and $132,000 is included in short-term note receivables as of March 31, 2003. Investments in unconsolidated affiliates at equity increased $287,997 for the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the three-month period ended March 31, 2003.

      During September 2001, Tele-Services entered into a five-year contract with Toyne, Inc. to sell its corporate building for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining balance of $160,000 was shown in long-term and in short-term note receivables on Breda's balance sheet as of December 31, 2002. As noted previously, the remaining contract amount of $160,000 was paid in full on February 14, 2003.

      Current liabilities increased $226,030 for the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002. Accounts payable decreased $24,663. A $3.00 per share dividend was declared by Breda's Board of Directors to shareholders of record on March 10, 2003, and payable on April 1, 2003. This is recorded as a $98,436 dividend payable for the three-month period ended March 31, 2003. Accrued taxes also increased $178,164 for the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002.

      Common stock had a net decrease of $52,640 during the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002. The decrease resulted from the decrease in the number of outstanding shares through the redemption of 188 shares of common stock at a redemption price of $280 per share. The increase in retained earnings during the three-month period ended March 31, 2003, when compared to the year ended December 31, 2002, is the net effect of the $98,436 in dividends declared on March 10, 2003, and paid on April 1, 2003, and the year-to-date net income as of March 31, 2003.

      Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2003 will be similar to 2002, and will be funded internally through operations and temporary investments.

      Other Activities

      Breda received notification from the FBI on April 15, 2003, that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2004 for certain of their deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension, but Breda contemplates that the FCC will approve of the FBI's determination.

      The Federal Communications Commission's October 11, 2001 order on the Multi-Association Group plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers became effective for Breda, Prairie Telephone, and Westside Independent on July 1, 2002. Breda continues to believe that the Federal Communications Commission's order on the plan will not have any materially adverse effects on Breda's or its subsidiaries' revenues in 2003.

      A primary source of Breda's consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition is from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base for Tele-Services, and with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses.

      Tele-Services is working with an engineering firm to look at and work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community, as is currently the case, resulting in lower maintenance costs for that equipment. Tele-Services is also, however, evaluating the option of upgrading some of its cable TV systems and installing additional equipment and electronics to be able to provide more channel line-up options to its subscribers and to also possibly offer Internet access services over a cable modem. The cost of upgrades in 2003, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

      Breda has determined to expand its core business of providing telephone services into the Carroll, Iowa market area through BTC, Inc. BTC, Inc. is presently offering Internet access services in the Carroll, Iowa market area, but BTC, Inc. was incorporated in 1997 primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie Telephone or Westside Independent. A provider must receive a Certificate of Public Convenience and Necessity from the Iowa Utilities Board ("IUB") before it can provide landline, local telephone service in Iowa. In addition to the certificate requirement, a provider cannot provide local service until it has received IUB approval for its tariffs and for maps and other documentation showing the provider's proposed service territory. Although the IUB's rules do not require interconnection agreements with other local service providers in the service territory, an interconnection agreement is usually necessary in order to provide the services the customers already have. BTC, Inc. has finalized an interconnection agreement with Qwest.

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

      On January 23, 2003, BTC, Inc. filed an amendment to its approved application reflecting the fact that it will be doing business as "Western Iowa Networks". BTC, Inc. also filed a proposed local exchange tariff on January 23, 2003, and revisions to the tariff were filed on February 23, 2003. On March 7, 2003, the IUB issued an order approving the amended application, approving the proposed tariff and its revisions, and issuing a certificate of public convenience and necessity. Breda anticipates that the implementation of this business plan will occur in June 2003.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever-increasing competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 17.0% decline in its dial-up customer base in this market since March 31, 2002.

      Breda is pursuing additional marketing approaches to attempt to retain and increase its internet customer base, but Breda believes there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

      One step that Breda had taken to lower Breda's underlying Internet costs was through Prairie Telephone's acquisition in October of 2001 of a 10% ownership interest in Desktop Media, L.L.C. Desktop Media, L.L.C. provided internet service provider support services to Prairie Telephone from approximately November 1, 2001 through March 4, 2003, at which time Breda moved its end user help-desk technical support to eCi Technical Support Solutions. Prairie Telephone has, however, retained its 10% ownership interest in Desktop Media, L.L.C. Breda's desire to further lower its underlying Internet costs in order to compete at a lower price point for Internet services was a critical factor in the move to eCi. Two other factors were Breda's desire to offer its Internet customers 24-hour a day, 7-day a week end user help-desk technical support, and to be able to brand these services under its own name for customer service continuity. Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services. Breda's reduction of its pricing has led to a decrease in Breda's overall revenue from Internet service fees. In order to attempt to provide a more competitively priced, high speed Internet service, BTC, Inc. completed the process of installing equipment in the Qwest central office in July of 2002 that allows BTC, Inc. to use a product that Qwest offers called line sharing. Breda is also looking at other options to provide Internet service at lower costs through BTC, Inc.'s contemplated competitive local exchange carrier operations, which Breda anticipates will commence during the second quarter of 2003.

      Although Breda expects the overall potential customer base for Internet access to continue to increase, it is becoming more difficult to predict what increases, if any, Breda or its subsidiaries might experience in their Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda and its subsidiaries might continue to experience declines in their Internet customer base. Also, as noted above, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda and its subsidiaries are successful in increasing their Internet customer base.

      BTC, Inc. was the successful bidder at an auction on December 23, 2002 for a commercial building located in Carroll, Iowa. The closing date for the purchase was January 20, 2003. The building has approximately 4,450 sq. ft., which is over two times the space of the present location in Carroll. The new building will allow BTC, Inc. and Breda to consolidate their present operations in the Carroll, Iowa market area, and afford Breda the opportunity to expand its service offerings from the Carroll location. It is anticipated that the transfer of the Carroll, Iowa operations from its present location to the new location will occur during third quarter 2003.

      Breda continues to anticipate that it may need to enter into a new agency agreement with U.S. Cellular some time in 2003. Breda continues to be hopeful, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

      Breda, Prairie Telephone and Westside Independent continue to face competition in the sale and lease of telephone, cellular and related equipment because there are numerous competitors who sell and lease that equipment.

      The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested continue to face ever increasing and changing competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

      Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. Breda's capital requirements to start up BTC, Inc.'s competitive local exchange carrier project in Carroll, Iowa is estimated to be less than $300,000 and will be funded internally. Breda will incur renovation costs for the building BTC, Inc. purchased in Carroll, Iowa, but those costs are not expected to be material. Capital expenditures for 2002 were $754,895, and are currently expected to be approximately $877,350 in 2003.

      Breda's current employment agreements with Robert Boeckman and Jane Morlok each terminated by their terms on April 1, 2003. Breda is, however, continuing the employment of both Mr. Boeckman and Ms. Morlok under their existing employment agreements while it is negotiating new employment agreements with them. Breda does not believe there will be any break in the employment of either Mr. Boeckman or Ms. Morlok.

      Breda believes that its present cash position along with its anticipated normal operating revenues will generate sufficient working capital for the Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

      Cautionary Statement on Forward Looking Statements

      This item and other items in this quarterly report are or contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition, anticipated future trends in revenues and net income, projections concerning operations and cash flow, business and growth and acquisition opportunities and strategies, management's plans and intentions for the future, competitive position, and other similar forecasts, projections and statements of expectation. Words such as "expects," "estimates," "plans," "will," "anticipates," "contemplates," "forecasts," "predicts," "projects," "prospects," "possible," "hopeful," "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof are intended to identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

      Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and nearly all of which are beyond the control of Breda and its management. It is not possible to predict or identify all such factors, risks and uncertainties, but some of the factors, risks and uncertainties affecting forward looking statements include, but are not limited to, the following:

                  o adverse changes by the Federal Communications Commission or other regulatory authorities to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers or to the rules and other requirements regarding access charge rates or access charges, whether instituted by the applicable regulatory authorities or at the request or by reason of court or other actions taken by long distance carriers or other interested persons;

                  o technological advances in the telecommunications, cable and related industries, which are always occurring and at an ever increasing rate, and any one or more of which may replace or otherwise adversely affect in a material way the existing technologies utilized by Breda and its subsidiaries;

                  o     changes in employee relations;

                  o industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers (such as Global Crossing and Worldcom), and consolidations in the telecommunications, cable and related industries, which may result in competitors which are larger and better financed and with greater geographic reach, allowing them to compete more effectively;

                  o economic conditions at the national, regional and local levels, which were highly uncertain at the time of the preparation of this quarterly report;

                  o political conditions at the international, national, regional and local levels, including threats and/or acts of terrorism or war;

                  o the general emotions and psychology of the economy, the markets and consumers, which can at times be totally unrelated to actual economic or market conditions or other more tangible factors;

                  o     litigation;

                  o     inaccurate assumptions or predictions by management;

                  o the ability to enter into and maintain agreements which are necessary to provide services, and on favorable terms;

                  o ever increasing costs and expenses which are necessary to Breda's and its subsidiaries' businesses but which are outside of Breda's control, such as health and other insurance costs;

                  o acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches or new third parties entering into Breda's or its subsidiaries' marketing or service areas;

                  o the risks associated with technological requirements, technology substitution and changes and other technological developments;

                  o changes in or more governmental laws, rules, regulations or policies;

                  o reductions in or other changes to governmental programs assisting or affecting the telecommunications, cable and related industries, and in particular programs which aid providers of those services to rural areas;

                  o the availability and cost of financing, and on favorable terms, and the consequences of increased leverage; and

                  o effects of greater and changing competition, including competition requiring new pricing or marketing strategies or new product offerings and the risk that Breda or its subsidiaries will not be able to respond on a timely or profitable basis to competitive changes and pressures, and the competitive effect of relationships with other carriers causing new pricing for services such as interexchange access charges and wireless access charges.

      This section should also be read in conjunction with the financial statements and related notes included in Item 1 of Part I of this quarterly report.

Item 3. Controls and Procedures.

      The principal executive officer and principal financial officer of Breda have evaluated the effectiveness of the design and operation of Breda's disclosure controls and procedures within 90 days of the filing of this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

      There have not been any significant changes in Breda's internal controls or in other factors that could significantly affect Breda's internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      As of the date of this quarterly report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda's property was subject, other than for any routine litigation, if any, that was incidental to its business. As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its property.

Item 2. Changes in Securities.

      No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of January 1, 2003 through March 31, 2003.

      Breda did not issue any shares of its common stock during the period of January 1, 2003 through March 31, 2003. As discussed in Item 5 below, Breda did redeem some shares of its common stock during the period of January 1, 2003 through March 31, 2003.

Item 3. Defaults Upon Senior Securities.

      There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2003 through March 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of Breda during the period of January 1, 2003 through March 31, 2003.

Item 5. Other Information.

      During the period of January 1, 2003 through March 31, 2003, Breda redeemed 188 shares of its common stock from 6 shareholders at $280.00 per share, for a total amount of $52,640. The $280.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 21, 2002 annual meeting of the shareholders of Breda.

      There were 2 transfers of shares of Breda's common stock during the period of January 1, 2003 through March 31, 2003 with respect to which Breda did not exercise its right of first refusal to purchase those shares. The transfers involved an aggregate of 40 shares of Breda's common stock.

      The board of directors declared a dividend of $3.00 per share on March 10, 2003, payable to shareholders of record on March 10, 2003. The aggregate amount of the dividend was $96,436.

Item 6. Exhibits and Reports on Form 8-K.

      (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) Breda did not file any reports on Form 8-K during the period of January 1, 2003 through March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREDA TELEPHONE CORP.


Date: May 14, 2003.                   By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date: May 14, 2003.                   By: /s/ Jane Morlok
                                          --------------------------------------
                                          Jane Morlok, Chief Financial Officer
                                          and Co-Chief Executive officer

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

      Date: May 14, 2003.


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

      Date: May 14, 2003.


                                       /s/ Jane Morlok
                                       -----------------------------------------
                                       Jane Morlok, Chief Financial Officer
                                       And Co-Chief Executive Officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2003
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                      Page
----------------------                                                      ----

2.    Plan of Acquisition, Reorganization,
      Arrangement, Liquidation or Succession

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

*99.  Certification of Financial Information

      (a)   Section 1350 Certification of Chief                             E-1
            Operations Officer and Co-Chief
            Executive Officer.

      (b)   Section 1350 Certification of Chief                             E-2
            Financial Officer and Co-Chief
            Executive Officer.

*     Included with this filing.