Form 10QSB
period 2003-06-30
BREDA TELEPHONE CORP
filed 2003-08-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ____________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,093 shares of common stock, no par value, at June 30, 2003.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,       December 31,
                                                              2003              2002
                                                           (Unaudited)       (Audited)
                                                           -----------     ------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $ 1,004,602     $ 1,032,734
  Temporary investments                                        409,964         459,059
  Accounts receivable                                          619,585         835,667
  Current portion of note receivable                           144,000         116,000
  Interest receivable                                           50,453          68,053
  Prepaid income taxes                                          87,939              --
  Inventories                                                  108,163          91,114
  Other                                                        127,513          85,025
                                                           -----------     -----------
                                                             2,552,219       2,687,652
                                                           -----------     -----------

OTHER NONCURRENT ASSETS
  Long-term investments                                      3,104,108       3,136,576
  Other investments:
    Investments in unconsolidated affiliates at equity       3,616,019       3,454,159
    Nonmarketable equity securities at cost                    853,581         807,564
  Goodwill                                                     896,812         896,812
  Intangibles                                                    1,556           1,556
  Note receivable                                              308,398         512,792
                                                           -----------     -----------
                                                             8,780,474       8,809,459
                                                           -----------     -----------

PROPERTY AND EQUIPMENT                                       5,438,933       5,190,176
                                                           -----------     -----------

    TOTAL ASSETS                                           $16,771,626     $16,687,287
                                                           ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,      December 31,
                                                                    2003           2002
                                                                (Unaudited)      (Audited)
                                                                -----------     ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                             $   139,506     $   134,981
  Accounts payable                                                  190,639         262,544
  Accrued taxes                                                     134,636         167,079
  Other                                                             124,935         174,534
                                                                -----------     -----------
                                                                    589,716         739,138
                                                                -----------     -----------

LONG-TERM DEBT, less current portion                              1,706,741       1,777,644
                                                                -----------     -----------

DEFERRED CREDITS                                                    216,610         105,534
                                                                -----------     -----------

STOCKHOLDERS' EQUITY
  Common stock - no par value, 5,000,000 shares authorized,
    32,093 and 33,000 shares issued and outstanding
    at $303 and $280 stated value, respectively                   9,724,179       9,240,000
  Retained earnings                                               4,534,380       4,824,971
                                                                -----------     -----------
                                                                 14,258,559      14,064,971
                                                                -----------     -----------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $16,771,626     $16,687,287
                                                                ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2003 and 2002

                                           For the Three Months Ended         For the Six Months Ended
                                             2003             2002              2003            2002
                                          -----------      -----------      -----------      -----------
OPERATING REVENUES                        $ 1,517,356      $ 1,374,693      $ 3,207,999      $ 2,813,724
                                          -----------      -----------      -----------      -----------

OPERATING EXPENSES
  Cost of services                            656,528          548,236        1,320,362        1,089,817
  Depreciation and amortization               244,690          262,780          505,157          514,506
  Selling, general and administration         429,488          423,555          922,515          935,200
                                          -----------      -----------      -----------      -----------
                                            1,330,706        1,234,571        2,748,034        2,539,523
                                          -----------      -----------      -----------      -----------

OPERATING INCOME                              186,650          140,122          459,965          274,201
                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                 59,083           59,878          115,761          124,874
  Interest expense                            (34,540)         (36,935)         (69,684)         (74,491)
  Income from equity investments              118,927          229,758          406,924          528,441
  Other, net                                   (2,809)         (10,096)          (6,061)          (8,563)
                                          -----------      -----------      -----------      -----------
                                              140,661          242,605          446,940          570,261
                                          -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                    327,311          382,727          906,905          844,462
                                          -----------      -----------      -----------      -----------

INCOME TAXES                                  122,217          148,489          344,384          312,940
                                          -----------      -----------      -----------      -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING
  CHANGE                                      205,094          234,238          562,521          531,522
                                          -----------      -----------      -----------      -----------

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE,
  NET OF TAX                                       --               --               --          (70,768)
                                          -----------      -----------      -----------      -----------

NET INCOME                                $   205,094      $   234,238      $   562,521      $   460,754
                                          ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                    $      6.30      $      6.79      $     17.20      $     15.33

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, NET
  OF TAX                                           --               --               --            (2.04)
                                          -----------      -----------      -----------      -----------

NET INCOME PER COMMON
  SHARE                                   $      6.30      $      6.79      $     17.20      $     13.29
                                          ===========      ===========      ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock             Retained
                                           Shares        Amount         Earnings           Total
                                           ------     -----------      -----------      ------------
Balance at December 31, 2001 (Audited)     35,025     $ 9,036,450      $ 4,475,000      $ 13,511,450

  Comprehensive Income:
    Net income                                                           1,218,421         1,218,421

  Dividends paid                                                          (104,214)         (104,214)

  Common stock redeemed, net               (2,025)       (560,686)                          (560,686)

  Stated value stock adjustment                           764,236         (764,236)
                                           ------     -----------      -----------      ------------

Balance at December 31, 2002 (Audited)     33,000       9,240,000        4,824,971        14,064,971

  Comprehensive Income:
    Net income                                                             562,521           562,521

  Dividends paid                                                           (98,436)          (98,436)

  Common stock redeemed, net                 (907)       (270,497)                          (270,497)

  Stated value stock adjustment                           754,676         (754,676)
                                           ------     -----------      -----------      ------------

Balance at June 30, 2003 (Unaudited)       32,093     $ 9,724,179      $ 4,534,380      $ 14,258,559
                                           ======     ===========      ===========      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002

                                                                                 2003            2002
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $   562,521      $   460,754
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                              505,157          514,506
      Amortization of investment tax credits                                      (4,884)          (4,884)
      Deferred income taxes                                                       63,626          (35,764)
      Cumulative effect of accounting change                                          --          119,945
      Note receivable discount                                                    (7,606)          (8,910)
      Equity income in unconsolidated affiliates, net of distributions
         received of $245,564 and $84,992 in 2003 and 2002, respectively        (161,360)        (443,449)
      Changes in operating assets and liabilities:
            (Increase) decrease in assets                                        246,206         (116,297)
            Increase (decrease) in liabilities                                  (153,947)         138,541
                                                                             -----------      -----------
      Net cash provided by operating activities                                1,049,713          624,442
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                        (753,916)        (431,704)
    Cost of removing plant, net of salvage                                            --            3,553
    Purchase of investments                                                     (380,012)        (786,134)
    Proceeds from the sale of investments                                        461,575          384,832
    Proceeds from note receivable                                                 24,000               --
    Purchase of equity investments                                                  (500)              --
    Sale in other investments                                                      6,319            7,333
                                                                             -----------      -----------
      Net cash used in investing activities                                     (642,534)        (822,120)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                               (98,436)        (104,214)
    Common stock redeemed                                                       (270,497)        (275,646)
    Repayment of long-term debt                                                  (66,378)         (62,141)
                                                                             -----------      -----------
      Net cash used in financing activities                                     (435,311)        (442,001)
                                                                             -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (28,132)        (639,679)
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,032,734        1,797,415
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,004,602      $ 1,157,736
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                               $    69,684      $    74,491
      Income taxes                                                           $   406,500      $   340,000

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results of the entire year.

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

                                           Local                       Internet
                                          Exchange                     Service
                                          Carrier       Broadcast      Provider        Other         Total
                                          --------      ---------      --------        -----         -----
            Six months ended
             June 30, 2003
            ----------------

      Revenues
           External customers            $2,421,578     $ 466,345      $ 320,076      $    --      $3,207,999
           Intersegment                          --            --             --           --              --
             Segment profit (loss)          705,245       (84,010)       (58,714)          --         562,521

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  OPERATING SEGMENTS, (Continued)

                                                Local                       Internet
                                              Exchange                      Service
                                               Carrier       Broadcast      Provider        Other         Total
                                              ----------     ---------      ---------      -------      ----------
           Three months ended
             June 30, 2003
           ------------------

      Revenues
           External customers                 $1,130,774     $ 227,687      $ 158,895      $    --      $1,517,356
           Intersegment                               --            --             --           --              --
             Segment profit (loss)               262,206       (37,626)       (19,486)          --         205,094

           Three months ended
             June 30, 2002
           ------------------

      Revenues
           External customers                 $  940,642     $ 244,050      $ 190,001      $    --      $1,374,693
           Intersegment                               --            --             --           --              --
             Segment profit (loss)               263,975       (17,991)       (11,359)        (387)        234,238

       Reconciliation of Segment Information               Three months ended              Six months ended
       -------------------------------------            June 30,        June 30,        June 30,       June 30,
                                                          2003            2002            2003           2002
                                                       ----------     -----------      ----------     -----------
      REVENUES:
           Total revenues and sales for reportable
             segments                                  $1,517,356     $ 1,374,693      $3,207,999     $ 2,813,724
           Other revenues                                                      --              --              --
           Elimination of intersegment revenues                                --              --              --
                                                       ----------     -----------      ----------     -----------
               Consolidated Revenues                   $1,517,356     $ 1,374,693      $3,207,999     $ 2,813,724
                                                       ==========     ===========      ==========     ===========

      PROFIT:
           Total profit for reportable segments        $  205,094     $   234,625      $  562,521     $   463,692
           Other profit (loss)                                 --            (387)             --          (2,938)
                                                       ----------     -----------      ----------     -----------
               Net Income                              $  205,094     $   234,238      $  562,521     $   460,754
                                                       ==========     ===========      ==========     ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. NET INCOME PER COMMON STOCK

      Net income per common share for the three and six months ended June 30, 2003 and 2002 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2003 and 2002 are 32,572 and 32,710, and 34,498, and
      34,671, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

      In May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced retained earnings by $764,236.

      In May 2003, the board of directors authorized a $23 increase in the stated value of each share of common stock from $280 to $303. There were 32,812 shares outstanding at the time of the value adjustment, which reduced retained earnings by $754,676.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Breda organizes its business into three reportable segments. Those segments are local exchange carrier services, broadcast services, and Internet service provider services.

      The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda. Breda also provides long distance services to its customers in the local exchanges and in the Carroll, Iowa market area through BTC, Inc. The broadcast services segment provides cable television services to customers in a total of seventeen towns in Iowa and one town in Nebraska. The Internet service provider services segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc.

      The subsidiaries of Breda and the segments in which they operate are as follows:

                  Local Exchange Carrier
                           Prairie Telephone Co., Inc.
                           Westside Independent Telephone Company
                           BTC, Inc., which is a competitive local exchange carrier presently providing long distance services

                  Broadcast Services
                           Tele-Services, Ltd.

                  Internet Service Provider
                           BTC, Inc.

      BTC, Inc. is a subsidiary of Prairie Telephone.

      Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of, respectively, the second quarter of 2002 and the second quarter of 2003:

                                                   January-            January-
                                                   June                June
                                                   2002                2003

            Local Exchange Carrier (1)              69.4%               75.5%

            Broadcast (2)                           17.4%               14.5%

            Internet Service Provider (3)           13.2%               10.0%
                                                   -----               -----
                       Total                       100.0%              100.0%

(1) This segment includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone and Westside Independent for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers, (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, (iv) per minute rates and calling plans rates for long distance services, and (v) monthly cellular commissions, advertising fees, and miscellaneous revenues.

(2) This segment includes monthly fees charged for basic and premium cable services.

(3)   This segment includes monthly fees charged for internet services.

Six-months ended June 30, 2003 Compared to Six-months ended June 30, 2002

Net Income

Consolidated net income for the six-month period ended June 30, 2003 was $562,521, which was a $101,767, or 22.1%, increase when compared to the $460,754 of consolidated net income for the six-month period ended June 30, 2002.

The $101,767 increase in net income resulted from the following four factors:

      1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $185,764, or 67.7%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002.

      2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $123,321, or 21.6%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002.

      3) Income taxes increased $31,444, or 10.0%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002.

      4) The cumulative effect of an accounting change, net of tax, of $70,768 during the six-month period ended June 30, 2002, reflects an impairment of goodwill from the implementation of Statement of Financial Accounting Standard 142 on January 1, 2002. There were no accounting changes during the six-month period ended June 30, 2003.

Operating Revenues

There was an increase in total operating revenues for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002, of $394,275, or 14.0%. The segments making up total operating revenues and their contributions to the $394,275 increase between the two periods are as follows: local exchange carrier services - $468,301; broadcast services - ($22,087); and Internet services - ($51,939).

Local Exchange Carrier Services - $468,301

Local exchange carrier services revenue accounted for 75.5% of the operating revenue in the six-month period ended June 30, 2003. The components of and their contributions to the $468,301 increase in local exchange carrier services revenue for the six-months ended June 30, 2003, when compared to the six-months ended June 30, 2002, are as follows: local network services - ($826); network access services - $16,367; long distance services - $3,863; billing and collection services - ($7,992); cellular services - $366,397; and miscellaneous
- $90,492.

Both local network services and network access services revenue were nearly identical for the six-month periods ended, respectively, June 30, 2003 and June 30, 2002, with a 0.3% decrease and 1.4% increase, respectively, in the six-month period ended June 30, 2003, when compared to the same six-month period in 2002. The access revenue increase is volume related, and Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies for the support payment funding regulated by the FCC. Breda has, however, had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2003 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. The six-month period ended June 30, 2003, reflected a 7.1% increase in long distance services revenues when compared to the six-month period ended June 30, 2002. The increase is a direct reflection of the 28% increase in Breda's long distance customer base.

Breda expanded its cellular retail location in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa, on August 1, 2002. The $366,397, or 117.6%, increase in cellular services revenue for the six-month period ended June 30, 2003, when compared to the six-month period June 30, 2002, reflects the increased sales generated through Breda's two Carroll, Iowa locations and the increased sales generated through the efforts of outside sales staff, who travel and make direct contact with potential customers.

Miscellaneous revenue increased $90,492, or 108.5%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. Three items made up most of this increase for the six-month period ended June 30, 2003. The first item was the performance of fiber installation contractual work for an outside corporation, which generated $50,000 in miscellaneous revenue, before materials, equipment and labor costs. The second item was the receipt of a Qwest refund on co-location expenditures of approximately $28,229. Breda also performed boring and related services for neighboring telephone companies which generated almost $15,000 in miscellaneous revenue.

Broadcast Services ($22,087)

Broadcast services revenue decreased $22,087, or 4.5%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. Breda's subsidiary, Tele-Services, continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced an 8.4% decrease in its customer base when comparing the six-month period ended June 30, 2003, to the six-month period ended June 30, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

Internet Services ($51,939)

Internet services revenue decreased $51,939, or 14.0%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. This decrease in revenue is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition among multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing of its Internet services in 2001 in response to competitive pressures. Breda has continued with those programs in 2002 and 2003. The programs have, however, resulted in reduced Internet services revenue in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs.

Operating Expenses

There was an increase in total operating expenses of $208,511, or 8.2%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. The components making up operating expenses are as follows: cost of services; depreciation and amortization; and selling, general and administration expenditures.

Cost of services increased $230,545, or 21.2%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. Most of the increase was caused by increased Internet provision costs of $15,620, and increased cellular services costs of $233,096. As noted previously, cellular revenue had increased $366,397, or 117.6%, for the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002. Cellular service costs increased 104.3%, however, as part of providing those increased services during the six-month period ended June 30, 2003.

Depreciation and amortization expense decreased $9,349, or 1.8%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. Most of the $9,349 decrease in depreciation and amortization expense for the six-month period ended June 30, 2003 is attributable to the fact that Breda has expended funds for facilities and equipment which are not yet operational and therefore are not being depreciated until the assets are put into use. Other assets have reached their maximum depreciable life, and while still in use, there is no further depreciation expense that can be taken on those assets.

Selling, general and administration expenses decreased $12,685, or 1.4%, for the six-month period ended June 30, 2003, when compared to the same six-month period in 2002. The decrease was the result of a reduction in labor related to telephone customer service work and more efforts focused on the heavier volume customer service areas of cellular, long distance, and Internet services.

Operating Income

The net result of the operating revenue and operating expenses was an increase of $185,764, or 67.7%, in operating income for the six-month period ended June 30, 2003, when compared to the same six-month period in 2002.

Other Income (Expense)

Other income (expense) decreased $123,321, or 21.6%, during the six-month period ended June 30, 2003, when compared to the same six-month period in 2002. The decrease was mainly attributable to two items. The first item is interest and dividend income, which decreased $9,113, or 7.3%, when comparing the six-month period ended June 30, 2003 to the six-month period ended June 30, 2002. The decrease in interest and dividend income was mainly due to lower interest income rates available on investments during the six-month period ended June 30, 2003, as compared to the rates available during the six-month period ended June 30, 2002. The second item is income from equity investments, which decreased $121,517, or 23.0%, during the six-month period ended June 30, 2003, when compared to the same six-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the six-month period ended June 30, 2003 is a reflection of the net increases and decreases in the net operating income of these investments.

Income Before Income Taxes

Income before income taxes increased $62,443, or 7.4%, for the six-month period ended June 30, 2003, when compared to the six-month period ended June 30, 2002. The $62,443 increase was the result of the $185,764 increase in operating income and the $123,321 decrease in other income (expense).

Net Income

Income taxes increased $31,444, or 10.0%, for the six-month period ended June 30, 2003, when compared to the same six-month period in 2002. The increase is a direct reflection of the increased income generated in the six-month period ended June 30, 2003. The effective tax rate in 2003 was 38.0%, versus 37.1% in 2002. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes, and the proportion of investments with state tax exemptions.

The cumulative effect of an accounting change, net of tax, of $70,768 during the six-month period ended June 30, 2002, reflects an impairment of goodwill, for which there was no corresponding entry during the six-month period ended June 30, 2003. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and those new accounting principles were incorporated into Breda's financial statement beginning January 1, 2002. Under those accounting principles, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax, impairment expense at January 1, 2002 was Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which was in excess of the fair value of that asset based on discounted cash flow valuation upon implementation of SFAS 142.

Net income increased $101,767, or 22.1%, for the six-month period ended June 30, 2003, when compared to the same period in 2002.

Liquidity and Capital Resources at Twelve-months ended December 31, 2002

Cash Flows

Cash flows from operations were a steady source of funds for Breda in 2002. Cash provided from operations was $1,650,381 in 2002. Cash flows from operations in 2002 were primarily attributable to a positive net income of $1,218,421, plus the addition of non-cash expenses of $1,070,569 from depreciation and amortization, which were then offset by $721,247 (net of cash distributions received of $197,264) of non-cash, equity income in unconsolidated affiliates.

Cash used in investing activities was $1,623,797 in 2002, and capital expenditures relating to ongoing business were $754,895 in 2002. A new corporate office building was constructed in 2002 at a cost, including furnishings and fixtures, of $480,000. Capital used in investing activities in 2002 included an additional $248,273 investment in Alpine Communications L.C., the issuance of a $160,000 note to the purchaser of the prior corporate office building which was sold on contract on October 1, 2001, and the purchase of investments with excess cash during the normal course of operations.

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

During September 2001, Tele-Services entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. Tele-Services received a cash deposit of $20,000 at the time of the contract, and another $20,000 at the time of possession on October 1, 2002. The $160,000 remaining on this contract is shown in the financials as $140,000 in long-term note receivables and $20,000 in short-term note receivables. The remaining contract amount of $160,000 was, however, paid in full on February 14, 2003.

Current liabilities increased $113,868 as of the end of the twelve-month period ended December 31, 2002, when compared to the end of the same period in 2001. Accounts payable and accruals increased $62,869. The increase was attributable mainly to a 24-month over earnings National Exchange Carrier Association accrual of approximately $82,200, and a $35,000 co-location invoice from Qwest, which was received at year-end for work performed prior to year-end.

Common stock had a net increase of $203,550 during the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001. The increase resulted primarily from two items. One item was the $22 per share increase in outstanding shares value which was announced at the annual shareholders meeting which was held on May 21, 2002, and the other was a decrease in the number of outstanding shares through the redemption of 2,025 shares of common stock by Breda during the twelve-month period ended December 31, 2002. The increase in retained earnings during the twelve-month period ended December 31, 2002, when compared to the twelve months ended December 31, 2001, was the net effect of the stated value stock adjustment of $764,236, the dividends paid in 2002 of $104,214, and the year-to-date net income as of December 31, 2002.

Liquidity and Capital Resources at Six-months ended June 30, 2003

Cash Flows

Cash provided from operations for the six-month periods ended June 30, 2003, and June 30, 2002, was, respectively, $1,049,713 and $624,442. The cash flows from operations for the six-month period ended June 30, 2003 was primarily attributable to a positive net income of $562,521, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $556,293, which were then offset by $161,360 (net of cash distributions received of $245,564) of non-cash, equity income in unconsolidated affiliates. The positive changes in assets and liabilities of $92,259 were also added to net income. The cash flows from operations for the six-month period ended June 30, 2002 were primarily attributable to a positive net income of $460,754, plus the addition of non-cash expenses of $514,506 from depreciation and amortization, the addition of $119,945 from the cumulative effect of an accounting change, and the net effect of a decrease in operating assets and an increase in operating liabilities of $22,244, which were then offset by $443,449 of non-cash equity income in unconsolidated affiliates.

Cash used in investing activities was $642,534 for the six-month period ended June 30, 2003, and $822,120 for the six-month period ended June 30, 2002. Capital expenditures relating to ongoing business were $753,916 for the six-month period ended June 30, 2003, and $431,704 for the six-month period ended June 30, 2002. A new corporate office building was constructed in 2002 at a cost, including furnishings and fixtures, of $480,000. A building was purchased for the relocation of Breda's Carroll, Iowa services for $246,000 in January 2003, which is reflected in the increased capital expenditures for the six-month period ended June 30, 2003, when comparing the two six-month periods. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects remaining capital expenditures in 2003 to be at similar levels to those made in 2002. Capital used in investing activities in 2002 included the additional $248,273 investment in Alpine Communications L.C.

Cash used in financing activities was $435,311 for the six-month period ended June 30, 2003, and $442,001 for the six-month period ended June 30, 2002. During the six-month period ended June 30, 2003, cash was used to repay $66,378 of borrowings from the RTFC, to pay dividends to the shareholders of $98,436, and to redeem common stock for $270,497. During the six-month period ended June 30, 2002, cash was used to repay $62,141 of long-term debt, to pay dividends to the shareholders of $104,214, and to redeem common stock for $275,646. Breda funds the redemption of its stock from cash flows from operations.

Working Capital

Working capital was $1,962,503 as of June 30, 2003, compared to working capital of $1,948,514 as of December 31, 2002. The ratio of current assets to current liabilities was 4.3 to 1.0 as of June 30, 2003 and 3.6 to 1.0 as of December 31, 2002.

Breda had a $135,433 decrease in current assets during the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002. The decrease in current assets was mainly attributable to a $77,227 decrease in cash and temporary investments and a $216,082 decrease in accounts receivable. Customer accounts receivable as of June 30, 2003 were comparable to customer accounts receivable as of December 31, 2002. The $216,082 decrease in accounts receivable was mainly attributable to the partial receipt of NECA pooling receivables, the receipt of some of the unpaid access charges due from slow paying carriers, and receipt of access payments from Qwest for October, November and December 2002.

Noncurrent assets, which mainly consist of longer-term investments, decreased $28,985 during the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002. On May 2, 2001, Prairie Telephone entered into a contractual agreement to advance $500,000 to Desktop Media, L.L.C. This note is shown net of unamortized discounts of $47,602 and $31,208 at, respectively, June 30, 2003 and December 31, 2002. $308,398 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of June 30, 2003. Investments in unconsolidated affiliates at equity increased $161,860 for the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the six-month period ended June 30, 2003.

During September 2001, Tele-Services entered into a five-year contract with Toyne, Inc. to sell its corporate building for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining balance of $160,000 was shown partially in long-term and partially in short-term note receivables on Breda's balance sheet as of December 31, 2002. As noted previously, the remaining contract amount of $160,000 was paid in full on February 14, 2003.

Current liabilities decreased $149,422 for the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002. Accounts payable decreased $71,905. A $3.00 per share dividend, for an aggregate amount of $98,436, was declared by Breda's board of directors to shareholders of record on March 10, 2003, and paid on April 1, 2003. Accrued taxes decreased $32,443 for the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002.

Common stock had a net increase of $484,179 during the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002. This increase resulted from the decrease in the number of outstanding shares through the redemption of 907 shares of common stock at a redemption price of $270,497, and the restatement of the outstanding shares of stock on May 20, 2003 to a per share price of $303, or a total adjustment of $754,676. The prior redemption value had been $280 per share. The decrease of $290,591 in retained earnings during the six-month period ended June 30, 2003, when compared to the year ended December 31, 2002, is the net effect of the $98,436 in dividends paid on April 1, 2003, the year-to-date net income as of June 30, 2003, the redemption of stock for $270,497, and the $754,676 stated value stock adjustment, as noted, for the outstanding shares on May 20, 2003.

Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2003 will be similar to 2002, and will be funded internally through operations and temporary investments.

Three-months ended June 30, 2003 Compared to Three-months ended June 30, 2002

Net Income

Consolidated net income for the three-month period ended June 30, 2003 was $205,094, which was a $29,144, or 12.4%, decrease when compared to the $234,238 of consolidated net income for the three-month period ended June 30, 2002.

The $29,144 decrease in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $46,528, or 33.2%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002.

            2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $101,944, or 42.0%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002.

            3) Income taxes decreased $55,416, or 14.5%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002.

Operating Revenues

There was an increase in total operating revenues for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002, of $142,663, or 10.4%. The segments making up total operating revenues and their contributions to the $142,663 increase between the two periods are as follows: local exchange carrier services - $190,132; broadcast services - ($16,363); and Internet services - ($31,106).

Local Exchange Carrier Services - $190,132

Local exchange carrier services revenue accounted for 74.5% of the operating revenue in the three-month period ended June 30, 2003. The components of and their contributions to the $190,132 increase in local exchange carrier services revenue for the three-months ended June 30, 2003, when compared to the three-months ended June 30, 2002, are as follows: local network services - ($1,296); network access services - $23,699; long distance services - $1,996; billing and collection services - ($4,521); cellular services -$141,495; and miscellaneous - $28,759.

Local network services was nearly identical for the three-month periods ended June 30, 2003 and June 30, 2002, with a .9% decrease in the three-month period ended June 30, 2003, when compared to the same three-month period in 2002. The access revenue increase of $23,699, or 4.1%, is volume related, and Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies for the support payment funding regulated by the FCC. Breda has, however, had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2003 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. Breda also anticipates additional growth in its long distance services when it expands all of its services, including telephone service, to the Carroll, Iowa market area through BTC, Inc. during the third quarter of 2003.

Breda expanded its cellular retail location in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa, on August 1, 2002. The $141,495, or 99.3%, increase in cellular services revenue for the three-month period ended June 30, 2003, when compared to the three-month period June 30, 2002, reflects the increased sales generated through Breda's two Carroll, Iowa locations and the increased sales generated through the efforts of outside sales staff, who travel and make direct contact with potential customers. There was no corresponding cellular services revenue from the Wal-Mart location for the three-month period ended June 30, 2002, since the Wal-Mart kiosk was opened under Breda's management on August 1, 2002.

Miscellaneous revenue increased $28,759, or 76.4%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002, and was mainly the result of a $28,000 refund of co-location expenditures by Qwest, which had initially been generated as part of Breda's interface with Qwest to offer voice services in the Carroll, Iowa, market.

Broadcast Services ($16,363)

Broadcast services revenue decreased $16,363, or 6.7%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. Breda's subsidiary, Tele-Services, continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services continued to experience a decline in its customer base when comparing the three-month period ended June 30, 2003, to the three-month period ended June 30, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

Internet Services ($31,106)

Internet services revenue decreased $31,106, or 16.4%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. This decrease in revenue is directly attributable to the decrease in BTC Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing of the Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2002 and 2003. The programs have, however, resulted in reduced Internet services revenue in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs. Breda continues to acquire new high-speed Internet customers, but the overall market base for these high-speed services is smaller.

Operating Expenses

There was an increase in total operating expenses of $96,135, or 7.8%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. The components making up operating expenses are as follows: cost of services; depreciation and amortization; and selling, general and administration expenditures.

Cost of services increased $108,292, or 19.8%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. Most of the increase was caused by increased cellular services costs of $114,303. There was also a decrease of approximately $6,612 in Internet provision costs, which reduced cost of services expense. As noted previously, cellular revenue had increased $141,495, or 99.3%, for the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. Cellular service costs increased 109.4%, however, as part of providing those increased services during the three-month period ended June 30, 2003.

Depreciation and amortization expense decreased $18,090, or 6.9%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. Most of the $18,090 decrease in depreciation and amortization expense for the three-month period ended June 30, 2003 is attributable to the fact that Breda has expended funds for facilities and equipment which are not yet operational and therefore are not being depreciated until the assets are put into use. Other assets have reached their maximum depreciable life, and while still in use, there is no further depreciation expense that can be taken on those assets. There is also reduced amortization expense since new accounting principles related to the treatment of goodwill were incorporated into Breda's financial statement beginning January 1, 2002, and under which Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill.

Selling, general and administration expenses increased $5,933, or 1.4%, for the three-month period ended June 30, 2003, when compared to the same three-month period in 2002. The increase was the result of labor costs and training costs to hire and train additional staff in preparation for the roll-out of Internet, long distance, and local telephone service in the Carroll, Iowa market in early third quarter 2003.

Operating Income

The net result of the operating revenue and operating expenses was an increase of $46,528, or 33.2%, in operating income for the three-month period ended June 30, 2003, when compared to the same three-month period in 2002.

Other Income (Expense)

Other income (expense) decreased $101,944, or 42%, during the three-month period ended June 30, 2003, when compared to the same three-month period in 2002. The decrease was mainly attributable to income from equity investments, which decreased $110,831, or 48.2%, during the three-month period ended June 30, 2003, when compared to the same three-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the three-month period ended June 30, 2003, is a reflection of the net increases and decreases in the net operating income of these investments. Other miscellaneous expense decreased $7,287, or 72.2%, during the three-month period ended June 30, 2003, when compared to the same three-month period in 2002 and resulted from the netting of cellular management fees revenue from outside investments, with the corresponding expense for the direct management services provided by Breda's management staff.

Income Before Income Taxes

Income before income taxes decreased $55,416, or 14.5%, for the three-month period ended June 30, 2003, when compared to the three-month period ended June 30, 2002. The $55,416 decrease was the result of the $46,528 increase in operating income and the $101,944 decrease in other income (expense).

Net Income

Income taxes decreased $26,272, or 17.7%, for the three-month period ended June 30, 2003, when compared to the same period in 2002. The decrease is a direct reflection of the decreased income generated in the three-month period ended June 30, 2003. The effective tax rate for the three-month period ended June 30, 2003, was 37.3%, versus 38.8% for the three-month period ended June 30, 2002. These effective tax rates differ from the U.S. statutory rate primarily due to state income taxes, and the proportion of investments with state tax exemptions.

Net income decreased $29,144, or 12.4%, for the three-month period ended June 30, 2003, when compared to the same period in 2002.

Other Activities

Breda received notification from the FBI on April 15, 2003, that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2004 for certain of their deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension. At the time of this filing, no further correspondence had been received from the FCC, but Breda contemplates that the FCC will approve of the FBI's determination.

The FCC's October 11, 2001 order on the Multi-Association Group plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers became effective for Breda, Prairie Telephone, and Westside Independent on July 1, 2002. Breda continues to believe that the FCC's order on the plan will not have any materially adverse effects on Breda's or its subsidiaries' revenues in 2003.

A primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition is from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base for Tele-Services, and with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses.

Tele-Services is continuing to work with an engineering firm to review its systems and to work on consolidating its head-end equipment with the goals being that the equipment will then be able to serve two or more communities, instead of just one community, as is currently the case, and to lower maintenance costs for the equipment. There has not, however, been any immediate, economically feasible option identified from these reviews up to this point. Tele-Services is also evaluating the option of upgrading some of its cable TV systems and installing additional equipment and electronics to be able to provide more channel line-up options to its subscribers and to also possibly offer Internet access services over a cable modem. The cost of upgrades in 2003, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

Breda has determined to expand its core business of providing telephone services into the Carroll, Iowa market area through BTC, Inc. BTC, Inc. is presently offering Internet services in the Carroll, Iowa market area, but BTC, Inc. was incorporated in 1997 primarily to explore the possibility of becoming a competitive local exchange carrier in some Iowa communities which are not served by Breda, Prairie Telephone or Westside Independent. A provider must receive a Certificate of Public Convenience and Necessity from the Iowa Utility Board ("IUB") before it can provide landline, local telephone service in Iowa. In addition to the certificate requirement, a provider cannot provide local service until it has received IUB approval for its tariffs and for maps and other documentation showing the provider's proposed service territory. Although the IUB's rules do not require interconnection agreements with other local service providers in the service territory, an interconnection agreement is usually necessary in order to provide the services the customers already have. BTC, Inc. has finalized an interconnection agreement with Qwest.

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

On January 23, 2003, BTC, Inc. filed an amendment to its approved application reflecting the fact that it will be doing business as "Western Iowa Networks". BTC, Inc. also filed a proposed local exchange tariff on January 23, 2003, and revisions to the tariff were filed on February 23, 2003. On March 7, 2003, the IUB issued an order approving the amended application, approving the proposed tariff and its revisions, and issuing a certificate of public convenience and necessity. Breda has experienced technical delays during its interface process with the present incumbent local exchange carrier serving the Carroll, Iowa, market and now anticipates implementing its business plan for this market during the third quarter of 2003.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever-increasing competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 26.6% decline in its dial-up customer base in this market since June 30, 2002.

Breda is pursuing additional marketing approaches to attempt to retain and increase its Internet customer base, but Breda believes there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

One step that Breda had taken to lower Breda's underlying Internet costs was through Prairie Telephone's acquisition in October of 2001 of a 10% ownership interest in Desktop Media, L.L.C. Desktop Media, L.L.C. provided Internet service provider support services to Prairie Telephone from approximately November 1, 2001 through March 4, 2003, at which time Breda moved its end user help-desk technical support to eCi Technical Support Solutions. Prairie Telephone, however, retained its 10% ownership interest in Desktop Media, L.L.C. Breda's desire to further lower its underlying Internet costs in order to compete at a lower price point for Internet services was a critical factor in the move to eCi. Two other factors were Breda's desire to offer its Internet customers 24-hour a day, 7-day a week end user help-desk technical support, and to be able to brand these services under its own name for customer service continuity. Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services. Breda's reduction of its pricing has led to a decrease in Breda's overall revenue from Internet service fees. In order to attempt to provide a more competitively priced, high speed Internet service, BTC, Inc. completed the process of installing equipment in the Qwest central office in July of 2002 that allows BTC, Inc. to use a product that Qwest offers called line sharing. Breda has also prepared other bundled service packages which include Internet services, and which will be offered through BTC, Inc.'s competitive local exchange carrier operations, which Breda anticipates will commence during the third quarter of 2003.

Although Breda expects the overall potential customer base for Internet access to continue to increase, it is becoming more difficult to predict what increases, if any, Breda or its subsidiaries might experience in their Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda and its subsidiaries might continue to experience declines in its Internet customer base. Also, as noted above, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda is successful in increasing its Internet customer base.

BTC, Inc., was the successful bidder at an auction on December 23, 2002, for a commercial building located in Carroll, Iowa. The closing date for the purchase was January 20, 2003. The building has approximately 4,450 square feet, which is over two times the space of the present location in Carroll. The new building will allow BTC, Inc. and Breda to consolidate their present operations in the Carroll, Iowa market, and afford Breda the opportunity to expand its service offerings from the Carroll location. It is anticipated that the transfer of the Carroll, Iowa operations from its present location to the new location will occur at the end of third quarter 2003. Breda is presently renovating this building to meet its customer service needs. Breda believes that the cost of the renovations will not be material.

Breda continues to anticipate that it may need to enter into a new agency agreement with U.S. Cellular some time in 2003. Breda continues to be hopeful, based on its past negotiations with U.S. Cellular that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

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

As noted previously, Breda anticipates continuing pressure for the lowering of state and federal access charge rates. For example, concerns have been raised by the Iowa Legislature as well as the Iowa Utility Board regarding intra-state access rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecom Association and the Rural Iowa Independent Telephone Association has been formed to compile data from the local telephone companies, such as Breda, in order to document not only the justification of the present intra-state access rates received by local telephone companies, but also to look at other revenue alternatives. Two industry consulting firms will be working with the joint task force.

Breda does not believe that any increase in intra-state access rates will be recommended by the joint task force, and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intra-state access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income.

Another industry issue that could have future, significant ramifications for Breda and its subsidiaries is local number portability requirements. Presently, carriers such as Breda must make number portability available within six months of a request from another carrier if they are a wireline carrier and located in one of the largest 100 Metropolitan Statistical Areas. Breda is able to meet this requirement.

The FCC has, however, also mandated that all wireless carriers must implement wireless local number portability by November 24, 2003, and that all networks must also accommodate wireless-wireline local number portability. The cellular industry has been unsuccessful to date in court appeals and in FCC actions in seeking to delay the implementation of wireless local number portability by November 24, 2003. National telecom associations have asked the FCC to clarify that a wireless service provider must have an interconnection agreement in place with the local telephone company before requesting local number portability and that a number cannot be ported outside of a rural carrier's rate center. The FCC has yet to rule on those requests for clarification, and it is not clear whether local exchange carriers will be required to port numbers in those circumstances.

Breda is unable to determine at this time the potential number of requests Breda might receive for wireless local number portability or otherwise what impact the FCC's mandate will have on Breda's customer base, but Breda is continuing to work with others in the industry to determine its responsibilities regarding this issue and the potential effects on Breda. Breda has already received requests for local number portability from wireless carriers in Breda's wireline service areas, but given that the regulatory requirements surrounding this issue are not yet resolved, Breda believes that these requests are not valid requests and has responded accordingly.

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

Cautionary Statement on Forward Looking Statements

This item and other items in this quarterly report are or contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition, anticipated future trends in business, revenues or net income, projections concerning operations and cash flow, business and growth and acquisition opportunities and strategies, management's plans and intentions for the future, competitive position, and other forecasts, projections and statements of expectation. Words such as "expects," "estimates," "plans," "will," "anticipates," "contemplates," "forecasts," "predicts," "projects," "prospects," "possible," "hopeful," "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

      o changes in employee relations, including the loss of a key employee or employees;

      o industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers (such as Global Crossing and Worldcom), and consolidations in the telecommunications, cable and related industries, which may result in competitors which are larger and better financed and with greater geographic reach, allowing them to compete more effectively;

      o economic conditions at the national, regional and local levels, which are always somewhat uncertain given that so many different factors and occurrences affect the economy;

      o political conditions at the international, national, regional and local levels, including threats and/or acts of terrorism or war, all of which were highly uncertain at the time of the preparation of this report;

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

      o the availability and cost of financing, and on favorable terms, and the consequences of increased leverage; and

      o the effects of ever increasing and ever changing competition and relationships with other carriers and other parties, including competition or relationships which require Breda or its subsidiaries to develop new pricing for services such as interexchange access charges and wireless access charges or new marketing strategies or new product offerings, and the related risk that Breda or its subsidiaries will not be able to respond on a timely or profitable basis to competitive changes and pressures.

      This section should also be read in conjunction with the financial statements and related notes included in Item 1 of Part I of this quarterly report.

Item 3. Controls and Procedures.

      The principal executive officer and principal financial officer of Breda have evaluated the effectiveness of the design and operation of Breda's disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

      No change in Breda's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

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

Item 2. Changes in Securities.

      No material modifications, limitations or qualifications of the type required to be reported under this Item were made to or placed upon the terms of Breda's shares of common stock during the period of April 1, 2003 through June 30, 2003.

      Breda did not issue any shares of its common stock during the period of April 1, 2003 through June 30, 2003. As discussed in Item 5 below, Breda did redeem some shares of its common stock during the period of April 1, 2003 through June 30, 2003.

Item 3. Defaults Upon Senior Securities.

      There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2003 through June 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

      The annual meeting of the shareholders of Breda was held on May 20, 2003. The only matters voted upon by the shareholders at the annual meeting were the election of three directors for Breda and the ratification of the appointment of Breda's auditors for the year 2003.

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

      The terms of three of Breda's directors expired at the 2003 annual meeting of the shareholders of Breda. The directors whose terms expired at the annual meeting were Roger Nieland, Dean Schettler and John Wenck.

      There were three nominees for the three director positions to be filled at the 2003 annual meeting of the shareholders. The nominees were Roger Nieland, Dean Schettler and John Wenck.

      Roger Nieland, Dean Schettler and John Wenck were elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2006.

      The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the three nominees for election as a director of Breda was as follows:

                                            Against                      Broker
      Name                      For      or Withheld     Abstentions   Non-Votes
      ----                      ---      -----------     -----------   ---------

      Roger Nieland             161           --              --          --
      Dean Schettler            164           --              --          --
      John Wenck                175           --              --          --

      The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

                       David Grabner            Clifford Neumayer
                       Larry Daniel             Charles Thatcher

      Roger Nieland passed away unexpectedly on July 8, 2003. Breda's board of directors has the authority to fill vacancies in the board of directors, and Breda anticipates that the vacancy created by Mr. Nieland's death will be filled by the board of directors at its August, 2003 meeting by the board of directors electing Rick Anthofer to serve as a director until the annual meeting of the shareholders held in 2004, at which time the shareholders will elect a director to serve for the remainder of the three year term that would have otherwise been served by Mr. Nieland.

      The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2003. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

             For     Against or Withheld      Abstentions      Broker Non-Votes
             ---     -------------------      -----------      ----------------
             147              3                     54                --

Item 5. Other Information.

      During the period of April 1, 2003 through June 30, 2003, Breda redeemed 719 shares of its common stock from six different shareholders at $303.00 per share, for a total amount of $217,857. The $303.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 20, 2003 annual meeting of the shareholders of Breda.

      There were two transfers of shares of Breda's common stock during the period of April 1, 2003 through June 30, 2003 with respect to which Breda did not exercise its right of first refusal to purchase those shares. The transfers involved an aggregate of four shares of Breda's common stock and two different shareholders.

      Breda's board of directors determines the purchase price payable for newly issued shares of Breda's common stock. Breda's board of directors also determines the redemption price that will be paid by Breda if Breda elects to redeem a shareholder's shares in any of the circumstances in which Breda has the right to purchase those shares. The board of directors has historically established the issuance price and the redemption price at approximately 75% of the book value of Breda. The board of directors has historically made this determination in March, April or May of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting. The board of directors followed those historical practices and announced a new issuance price and redemption price of $303.00 per share at the May 20, 2003 annual meeting of the shareholders. The board of directors currently intends to continue to address this issue on an annual basis consistent with the above described historical practices of the board of directors. The board of directors has, however, departed from the above described historical practices from time to time in the past, and the board of directors may determine to again depart from those historical practices from time to time in the future.

      Breda entered into new employment agreements with Robert Boeckman and with Jane Morlok on July 1, 2003. The employment agreements were materially similar to Breda's prior employment agreements with Mr. Boeckman and with Ms. Morlok, with the exceptions that the new employment agreements included salary and bonus increases for both Mr. Boeckman and Ms. Morlok and are for a three year term (running from January 1, 2003), as opposed to the one year term that applied under the prior employment agreements. The salary adjustments under the new employment agreements were made retroactive to January 1, 2003.

      Roger Nieland, one of Breda's directors, passed away unexpectedly on July 8, 2003. Breda's board of directors has the authority to fill vacancies in the board of directors, and Breda anticipates that the vacancy created by Mr. Nieland's death will be filled by the board of directors at its August, 2003 meeting by the board of directors electing Rick Anthofer to serve as a director until the annual meeting of the shareholders held in 2004, at which time the shareholders will elect a director to serve for the remainder of the three year term that would have otherwise been served by Mr. Nieland.

      Mr. Anthofer has been the vice president of Breda Savings Bank, Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa for approximately thirteen years prior to that time. Mr. Anthofer has also been a member of the Breda, Iowa City Council since 1988. Mr. Anthofer is 47 years old. Mr. Anthofer was a nominee for director of Breda in 2001.

      Clifford Neumayer was elected as the president of Breda, and Dean Schettler was elected as the vice president of Breda, at the June 9, 2003 meeting of the board of directors. Mr. Neumayer had previously been the vice president of Breda, and Mr. Schettler had previously been the president of Breda. Breda does not believe that the change in offices was a material event given, among other things, that the day-to-day business of Breda is conducted and managed by Mr. Boeckman and Ms. Morlok, and it is not contemplated that the change in offices will have any material effect on, or result in any material change in, the management or the business or affairs of Breda or any of its subsidiaries.

      Effective as of June 1, 2003, each director will receive an additional $25.00 per meeting for each meeting of the board of directors. The increase also results in an increase in the amount received by directors for each outside meeting which lasts less than three hours, because the directors receive one-half of their regular meeting rate for such outside meetings. Outside meetings are not formal meetings of the board of directors, and examples of outside meetings include conventions and city council meetings. The directors also became entitled to receive local telephone service from Breda or its subsidiaries at no cost, effective as of June 1, 2003. The current estimated yearly value of local telephone service is $222.

Item 6. Exhibits and Reports on Form 8-K.

      (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) Breda did not file any reports on Form 8-K during the period of April 1, 2003 through June 30, 2003.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREDA TELEPHONE CORP.


Date: August 12, 2003.                By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date: August 12, 2003.                By: /s/ Jane Morlok
                                          --------------------------------------
                                          Jane Morlok, Chief Financial Officer
                                          and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended June 30, 2003
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                      Page

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

*10.  Material Contracts

      10.1  Employment Agreement dated July 1, 2003 between Breda            E-1
            and Robert Boeckman.

      10.2  Employment Agreement dated July 1, 2003 between Breda            E-7
            and Jane Morlok.

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief Operations Officer        E-13
            and Co-Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer         E-14
            and Co-Chief Executive Officer

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations                  E-15
            Officer and Co-Chief Executive Officer.

      32.2  Section 1350 Certification of Chief Financial Officer           E-16
            and Co-Chief Executive Officer.

*Included with this filing.