Form 10QSB
period 2003-09-30
BREDA TELEPHONE CORP
filed 2003-11-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ___________________ to __________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,741 shares of common stock, no par value, at September 30, 2003.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,       December 31,
                                                                 2003              2002
                                                             (Unaudited)          (Audited)
                                                            -------------      -------------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $   1,107,354      $   1,032,734
  Temporary investments                                           141,528            459,059
  Accounts receivable                                             645,444            835,667
  Current portion of note receivable                              144,000            116,000
  Interest receivable                                              57,682             68,053
  Prepaid income taxes                                            157,685                 --
  Inventories                                                      99,686             91,114
  Other                                                            18,823             85,025
                                                            -------------      -------------
                                                                2,372,202          2,687,652
                                                            -------------      -------------

OTHER NONCURRENT ASSETS
  Long-term investments                                         3,718,913          3,136,576
  Other investments:
    Investments in unconsolidated affiliates at equity          3,846,447          3,454,159
    Long-term investments at cost                                 853,581            807,564
  Goodwill                                                        896,812            896,812
  Intangibles                                                       1,556              1,556
  Note receivable                                                 287,881            512,792
                                                            -------------      -------------
                                                                9,605,190          8,809,459
                                                            -------------      -------------

PROPERTY AND EQUIPMENT                                          5,307,346          5,190,176
                                                            -------------      -------------

      TOTAL ASSETS                                          $  17,284,738      $  16,687,287
                                                            =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,     December 31,
                                                                       2003             2002
                                                                   (Unaudited)       (Audited)
                                                                  -------------    -------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                              $     141,825    $     134,981
   Accounts payable                                                     200,264          262,544
   Accrued taxes                                                         97,499          167,079
   Other                                                                126,096          174,534
                                                                  -------------    -------------
                                                                        565,684          739,138
                                                                  -------------    -------------

LONG-TERM DEBT, less current portion                                  1,670,403        1,777,644
                                                                  -------------    -------------

DEFERRED CREDITS                                                        501,228          105,534
                                                                  -------------    -------------

STOCKHOLDERS' EQUITY
   Common stock - no par value, 5,000,000 shares authorized,
       31,741 and 33,000 shares issued and outstanding
      at $303 and $280 stated value, respectively                     9,617,523        9,240,000
   Retained earnings                                                  4,929,900        4,824,971
                                                                  -------------    -------------
                                                                     14,547,423       14,064,971
                                                                  -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  17,284,738    $  16,687,287
                                                                  =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2003 and 2002

                                            For the Three Months Ended           For the Nine Months Ended
                                               2003              2002              2003             2002
                                           -----------       -----------       -----------       -----------
OPERATING REVENUES                         $ 1,576,678       $ 1,443,988       $ 4,784,677       $ 4,257,712
                                           -----------       -----------       -----------       -----------

OPERATING EXPENSES
  Cost of services                             628,321           544,040         1,948,683         1,633,857
  Depreciation and amortization                256,143           260,996           761,300           775,502
  Selling, general and administration          426,930           390,813         1,349,445         1,326,013
                                           -----------       -----------       -----------       -----------
                                             1,311,394         1,195,849         4,059,428         3,735,372
                                           -----------       -----------       -----------       -----------

OPERATING INCOME                               265,284           248,139           725,249           522,340
                                           -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSES)
  Interest and dividend income                  50,003            55,931           165,764           180,805
  Interest expense                             (33,925)          (36,352)         (103,609)         (110,843)
  Income from equity investments               313,763           354,072           720,687           882,513
  Other, net                                    16,591            (3,374)           10,530           (11,937)
                                           -----------       -----------       -----------       -----------
                                               346,432           370,277           793,372           940,538
                                           -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                     611,716           618,416         1,518,621         1,462,878
                                           -----------       -----------       -----------       -----------

INCOME TAXES                                   216,196           276,658           560,580           589,598
                                           -----------       -----------       -----------       -----------

INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                         395,520           341,758           958,041           873,280
                                           -----------       -----------       -----------       -----------

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAX                                --                --                --           (70,768)
                                           -----------       -----------       -----------       -----------

NET INCOME                                 $   395,520       $   341,758       $   958,041       $   802,512
                                           ===========       ===========       ===========       ===========

NET INCOME PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                     $     12.42       $     10.20       $     29.55       $     25.48

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE, NET
  OF TAX                                            --                --                --             (2.07)
                                           -----------       -----------       -----------       -----------

NET INCOME PER COMMON SHARE                $     12.42       $     10.20       $     29.55       $     23.41
                                           ===========       ===========       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock                   Retained
                                                    Shares            Amount            Earnings             Total
                                                   --------        ------------       ------------       ------------
Balance at December 31, 2001 (Audited)               35,025        $  9,036,450       $  4,475,000       $ 13,511,450

  Comprehensive Income:
    Net income                                                                           1,218,421          1,218,421

  Dividends paid                                                                          (104,214)          (104,214)

  Common stock redeemed, net                         (2,025)           (560,686)                             (560,686)

  Stated value stock adjustment                                         764,236           (764,236)
                                                   --------        ------------       ------------       ------------

Balance at December 31, 2002 (Audited)               33,000           9,240,000          4,824,971         14,064,971

  Comprehensive Income:
    Net income                                                                             958,041            958,041

Dividends paid                                                                             (98,436)           (98,436)

  Common stock redeemed, net                         (1,259)           (377,153)                             (377,153)

Stated value stock adjustment                                           754,676           (754,676)
                                                   --------        ------------       ------------       ------------

Balance at September 30, 2003 (Unaudited)            31,741        $  9,617,523       $  4,929,900       $ 14,547,423
                                                   ========        ============       ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002

                                                                                  2003              2002
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $   958,041       $   802,512
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                               761,300           775,502
      Amortization of investment tax credits                                       (7,327)           (7,327)
      Deferred income taxes                                                       350,684            69,143
      Cumulative effect of accounting change                                           --           119,945
      Note receivable discount                                                    (11,088)          (13,191)
      Equity income in unconsolidated affiliates, net of distributions
        received of $328,899 and $120,349 in 2003 and 2002, respectively         (391,788)         (757,164)
      Changes in operating assets and liabilities:
        (Increase) decrease in assets                                             100,539            79,824
      Increase (decrease) in liabilities                                         (180,298)           (1,691)
                                                                              -----------       -----------
Net cash provided by operating activities                                       1,580,063         1,067,553
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (878,470)         (637,804)
   Cost of removing plant, net of salvage                                              --             3,553
   Purchase of investments                                                     (1,014,648)         (882,978)
   Proceeds from the sale of investments                                          749,842           539,645
   Proceeds from note receivable                                                  208,000                --
   Purchase of other investments                                                     (500)               --
   Sale of other investments                                                        6,319             7,333
                                                                              -----------       -----------
      Net cash used in investing activities                                      (929,457)         (970,251)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                                 (98,436)         (104,214)
   Common stock redeemed                                                         (377,153)         (444,766)
   Repayment of long-term debt                                                   (100,397)          (93,989)
                                                                              -----------       -----------
      Net cash used in financing activities                                      (575,986)         (642,969)
                                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               74,620          (545,667)
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,032,734         1,797,415
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,107,354       $ 1,251,748
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                                 $   103,609       $   110,843
     Income taxes                                                             $   406,500       $   415,678

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

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002.

            Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ending September 30, 2003 are not necessarily indicative of the operating results of the entire year.

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

                                            Local                           Internet
                                           Exchange                         Service
                                           Carrier        Broadcast         Provider         Other              Total
                                         -----------      ----------       ----------       --------         -----------
             Nine months ended
             September 30, 2003
      Revenues
            External customers           $ 3,623,015      $  684,853       $  476,809       $       --       $ 4,784,677
            Intersegment
              Segment profit (loss)        1,173,865        (115,296)        (100,528)              --           958,041

             Nine months ended
             September 30, 2002
      Revenues
            External customers           $ 2,967,734      $  733,075       $  556,903       $       --       $ 4,257,712
            Intersegment
              Segment profit (loss)          959,774        (146,116)          (8,389)          (2,757)          802,512

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     OPERATING SEGMENTS, (Continued)

                                            Local                            Internet
                                          Exchange                           Service
                                           Carrier         Broadcast         Provider            Other              Total
                                         -----------      -----------       -----------       -----------       -----------
             Three months ended
             September 30, 2003

      Revenues
           External customers            $ 1,201,435      $   218,510       $   156,733       $        --       $ 1,576,678
           Intersegment
             Segment profit (loss)           468,620          (31,286)          (41,814)               --           395,520

             Three months ended
             September 30, 2002

      Revenues
           External customers            $ 1,014,457      $   244,643       $   184,888       $        --       $ 1,443,988
           Intersegment
             Segment profit (loss)           363,355          (19,196)           (2,582)              181           341,758

           Reconciliation of
           Segment Information                   Three months ended                Nine months ended
                                           September 30,    September 30,     September 30,     September 30,
                                                2003            2002              2003              2002
                                           -------------    -------------     -------------     -------------
      REVENUES:
        Total revenues and sales
          for reportable Segments           $ 1,576,678      $ 1,443,988       $ 4,784,677       $ 4,257,712
           Other revenues                            --               --                --                --
        Elimination of intersegment
          Revenues                                   --               --                --                --
                                            -----------      -----------       -----------       -----------
            Consolidated Revenues           $ 1,576,678      $ 1,443,988       $ 4,784,677       $ 4,257,712
                                            ===========      ===========       ===========       ===========

      PROFIT:
        Total profit for reportable
          Segments                          $   395,520      $   341,577       $   958,041       $   805,269
        Other profit (loss)                          --              181                --            (2,757)
                                            -----------      -----------       -----------       -----------
               Net Income                   $   395,520      $   341,758       $   958,041       $   802,512
                                            ===========      ===========       ===========       ===========

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     NET INCOME PER COMMON STOCK

            Net income per common share for the three and nine months ended September 30, 2003 and 2002 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2003 and 2002 are 31,841 and 33,493, and 32,421, and 34,278,
            respectively.

NOTE 4.     STOCK VALUE ADJUSTMENT

            During May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced retained earnings by $764,236.

            During May 2003, the board of directors authorized a $23 increase in the stated value of each share of common stock from $280 to $303. There were 32,812 shares outstanding at the time of the value adjustment, which reduced retained earnings by $754,676.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Breda organizes its business into three reportable segments. Those segments are local exchange carrier services, broadcast services, and Internet service provider services.

            The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda. Breda also began to offer local exchange carrier services in the Carroll, Iowa market area in October, 2003, through BTC, Inc. Breda also provides long distance services to its customers in the local exchanges and in the Carroll, Iowa market area through BTC, Inc. The broadcast services segment provides cable television services to customers in a total of eighteen towns in Iowa and one town in Nebraska. The Internet service provider services segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc.

            The subsidiaries of Breda and the segments in which they operate are as follows:

                  Local Exchange Carrier
                           Prairie Telephone Co., Inc.
                           Westside Independent Telephone Company
                           BTC, Inc. (BTC, Inc. began providing local exchange carrier services in October, 2003. Prior to that time, BTC, Inc. provided long distance services.)

                  Broadcast Services
                           Tele-Services, Ltd.

                  Internet Service Provider
                           BTC, Inc.

            BTC, Inc. is a subsidiary of Prairie Telephone.

            Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

            The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of, respectively, the third quarter of 2002 and the third quarter of 2003:

                                                     January-        January-
                                                     September       September
                                                     2002            2003

                 Local Exchange Carrier(1)           69.7%            75.7%
                 Broadcast(2)                        17.2%            14.3%
                 Internet Service Provider(3)        13.1%            10.0%
                                                    -----            -----
                            Total                   100.0%           100.0%

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

      Nine-months ended September 30, 2003 Compared to Nine-months ended September 30, 2002

      Net Income

      Consolidated net income for the nine-month period ended September 30, 2003 was $958,041, which was a $155,529, or 19.4%, increase when compared to the $802,512 of consolidated net income for the nine-month period ended September 30, 2002.

      The $155,529 increase in net income resulted from the following four factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier services segment, the broadcast services segment, and the Internet service provider segment increased $202,909, or 38.8%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002.

            2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $147,166, or

                  15.6%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002.

            3) Income taxes decreased $29,018, or 4.9%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002.

            4) The cumulative effect of an accounting change, net of tax, of $70,768 during the nine-month period ended September 30, 2002, reflects an impairment of goodwill from the implementation of Statement of Financial Accounting Standard 142 on January 1, 2002. There were no accounting changes during the nine-month period ended September 30, 2003.

      Operating Revenues

      There was an increase in total operating revenues for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002, of $526,965, or 12.4%. The segments making up total operating revenues and their contributions to the $526,965 increase between the two periods are as follows: local exchange carrier services - $655,279; broadcast services - ($48,220); and Internet services - ($80,094).

      Local Exchange Carrier Services - $655,279

      Local exchange carrier services revenue accounted for 75.7% of the operating revenue in the nine-month period ended September 30, 2003. The components of, and their contributions to, the $655,279 increase in local exchange carrier services revenue for the nine-months ended September 30, 2003, when compared to the nine-months ended September 30, 2002, are as follows: local network services - ($56); network access services - $95,278; long distance services - $321; billing and collection services - ($9,475); cellular services - $447,437; and miscellaneous - $121,774.

      Local network services revenue was nearly identical for the nine-month periods ended, respectively, September 30, 2003 and September 30, 2002, with a 0.013% decrease during the nine-month period ended September 30, 2003, when compared to the same nine-month period in 2002. Network access services revenue, however, increased $95,278, or 5.4%, during the nine-month period ended September 30, 2003 when compared to the same nine-month period in 2002. The network access revenue increase is volume related, and Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies for the support payment funding regulated by the FCC. Breda, Prairie Telephone and Westside Independent wrote off access revenue in 2002 that became uncollectible when WorldCom and Global Crossing filed for bankruptcy protection, which lowered the access revenues for the nine-month period ended September 30, 2002, when compared to the nine-month period ended September 30, 2003. Breda has had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, and future reductions in access charge rates are likely.

      Breda's long distance services customer base continues to grow and Breda believes that long distance services should be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. Breda anticipates growth particularly in the local exchange area of Carroll, Iowa, which is served through BTC, Inc. As noted above, BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October 2003. The nine-month period ended September 30, 2003, reflected a 0.4% increase in long distance services revenues when compared to the nine-month period ended September 30, 2002.

      Breda expanded its cellular retail location in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa, on August 1, 2002. The $447,437, or 83.2%, increase in cellular services revenue for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002, reflects the increased sales generated through Breda's two Carroll, Iowa locations and the increased sales generated through the efforts of outside sales staff, who travel and make direct contact with potential customers.

      Miscellaneous revenue increased $121,774, or 97.3%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. Four items made up most of this increase for the nine-month period ended September 30, 2003. The first item was the performance of fiber installation contractual work for an outside corporation, which generated $50,000 in miscellaneous revenue, before materials, equipment and labor costs. The second item was the receipt of a Qwest refund on co-location expenditures of approximately $28,229. Breda also performed boring and related services for neighboring telephone companies which generated almost $15,000 in miscellaneous revenue. Breda received $21,250 through an Iowa Jobs Training Program for its partnership with the Des Moines Area Community College in a multi-year educational training program for its employees. The project was approved by the Iowa Department of Economic Development.

      Broadcast Services ($48,220)

      Broadcast services revenue decreased $48,220, or 6.6%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 6.3% decrease in its customer base when comparing the nine-month period ended September 30, 2003, to the nine-month period ended September 30, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

      Internet Services ($80,094)

      Internet services revenue decreased $80,094, or 14.4%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. The decrease is directly attributable to the 17.2% decrease in BTC, Inc.'s Internet service customer base when comparing the two nine-month periods. The decrease in BTC, Inc.'s customer base is the result of the intense competition by multiple Internet service suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2002 and 2003. The programs have, however, resulted in reduced Internet services revenue in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs. Breda hopes that the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll, Iowa area will result in new Internet customers because BTC, Inc. will offer bundled services packages that include Internet, as well as local telephone and other communication services.

      Operating Expenses

      There was an increase in total operating expenses of $324,056, or 8.7%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services increased $314,826, or 19.3%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. Most of the increase in cost of services was caused by increased cellular services costs of $291,326. Breda's cellular services revenue increased $447,437, or 83.2%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. Cellular service costs increased 81.4%, however, as part of providing those increased services during the nine-month period ended September 30, 2003.

      Most of the remaining increase in cost of services for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002, was the result of costs incurred in preparing and moving Breda's and BTC, Inc.'s Carroll, Iowa operations to a new building in Carroll, Iowa, and operating costs for BTC, Inc. during the final testing processes for the start-up of BTC, Inc.'s local exchange carrier services. There were no corresponding expenses for the nine-month period ended September 30, 2002.

      Depreciation and amortization expense decreased $14,202, or 1.8%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. The decrease is attributable to the fact that some of Breda's assets have reached their maximum depreciable life, so even though the assets are still in use, there is no further depreciation expense that can be taken on the assets. Breda has expended funds for facilities and equipment for BTC, Inc.'s operations, but those assets were not operational as of September 30, 2003. Accordingly, no depreciation was taken on those assets until they were put into use in October, 2003.

      Selling, general and administration expenses increased $23,432, or 1.8%, for the nine-month period ended September 30, 2003, when compared to the same nine-month period in 2002. The increase was mainly the result of consulting fees generated in connection with the start-up of BTC, Inc.'s local exchange carrier services.

      Operating Income

      The net result of the operating revenue and operating expenses was an increase of $202,909, or 38.8%, in operating income for the nine-month period ended September 30, 2003, when compared to the same nine-month period in 2002.

      Other Income (Expense)

      Other income (expense) decreased $147,166, or 15.6%, during the nine-month period ended September 30, 2003, when compared to the same nine-month period in 2002. The decrease was mainly attributable to two items. The first item is interest and dividend income, which decreased $15,041, or 8.3%, when comparing the nine-month period ended September 30, 2003, to the nine-month period ended September 30, 2002. The decrease in interest and dividend income was mainly due to lower interest income rates available on investments during the nine-month period ended September 30, 2003, as compared to the rates available during the nine-month period ended September 30, 2002. The second item is income from equity investments, which decreased $161,826, or 18.3%, during the nine-month period ended September 30, 2003, when compared to the same nine-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the nine-month period ended September 30, 2003, is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships, which have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contract. The new roaming contracts have been negotiated at lower rates. As a result, the cellular investments making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue in the foreseeable future.

      Income Before Income Taxes

      Income before income taxes increased $55,743, or 3.8%, for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. The $55,743 increase was the result of the $202,909 increase in operating income and the $147,166 decrease in other income (expense).

      Net Income

      Income before income taxes increased $55,743, but Breda had dividend and interest income which received preferential tax treatment under the Internal Revenue Code, resulting in a $29,018, or 4.9%, decrease in income taxes for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. The effective tax rate in 2003 was 36.9%, versus 40.3% in 2002. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      The cumulative effect of an accounting change, net of tax, of $70,768 during the nine-month period ended September 30, 2002, reflects an impairment of goodwill, for which there was no corresponding entry during the nine-month period ended September 30, 2003. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August 2001 relating to the treatment of goodwill, and those new accounting principles were incorporated into Breda's financial statement beginning January 1, 2002. Under those accounting principles, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax, impairment expense at January 1, 2002 was Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which was in excess of the fair value of that asset based on discounted cash flow valuation upon implementation of SFAS 142.

      Net income increased $155,529, or 19.4%, for the nine-month period ended September 30, 2003, when compared to the same period in 2002.

      Liquidity and Capital Resources at Twelve-months ended December 31, 2002

      Cash Flows

      Cash flows from operations were a steady source of funds for Breda in 2002. Cash provided from operations was $1,650,381 in 2002. The cash flows from operations in 2002 were primarily attributable to a positive net income of $1,218,421, plus the addition of non-cash expenses of $1,070,569 from depreciation and amortization, which were then offset by $721,247 (net of cash distributions received of $197,264) of non-cash, equity income in unconsolidated affiliates.

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

      During September 2001, Tele-Services entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. Tele-Services received a cash deposit of $20,000 at the time of the contract, and another $20,000 at the time of possession on October 1, 2002. The $160,000 remaining on this contract was shown in the financials as $140,000 in long-term note receivables and $20,000 in short-term note receivables. The remaining contract amount of $160,000 was, however, paid in full on February 14, 2003.

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

      Liquidity and Capital Resources at Nine-months ended September 30, 2003

      Cash Flows

      Cash provided from operations for the nine-month periods ended September 30, 2003, and September 30, 2002, was, respectively, $1,580,063 and $1,067,553. The cash flows from operations for the nine-month period ended September 30, 2003, were primarily attributable to a positive net income of $958,041, plus the addition of non-cash expenses of $1,093,569 from depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits, which were then offset by $391,788 (net of cash distributions received of $328,899) of non-cash, equity income in unconsolidated affiliates. The decrease in assets and liabilities of $79,759 was also subtracted from net income. The cash flows from operations for the nine-month period ended September 30, 2002, were primarily attributable to a positive net income of $802,512, plus the addition of non-cash expenses of $824,127 from depreciation, amortization, note receivable discount, and deferred income taxes, the addition of $119,945 from the cumulative effect of an accounting change, plus the net effect of a decrease in operating assets and a decrease in operating liabilities of $78,133, less the $757,164 of non-cash equity income in unconsolidated affiliates.

      Cash used in investing activities was $929,457 for the nine-month period ended September 30, 2003, and $970,251 for the nine-month period ended September 30, 2002. Capital expenditures relating to ongoing business were $878,470 for the nine-month period ended September 30, 2003, and $637,804 for the nine-month period ended September 30, 2002. A new corporate office building was constructed in 2002 at a cost, including furnishings and fixtures, of $480,000. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003, which is reflected in the increased capital expenditures for the nine-month period ended September 30, 2003, when compared to the nine-month period ended September 30, 2002. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects remaining capital expenditures in 2003 to be at similar levels to those made in 2002. Capital used in investing activities in 2002 included an additional $248,273 investment in Alpine Communications L.C.

      Cash used in financing activities was $575,986 for the nine-month period ended September 30, 2003, and $642,969 for the nine-month period ended September 30, 2002. Breda used cash during the nine-month period ended September 30, 2003 to repay $100,397 of borrowings from the RTFC, and to redeem common stock for $377,153. Breda used cash during the nine-month period ended September 30, 2002 to repay $93,989 of long-term debt, and to redeem common stock for $444,766. Breda funds the redemption of its stock from cash flows from operations.

      Working Capital

      Working capital was $1,806,518 as of September 30, 2003, compared to working capital of $1,948,514 as of December 31, 2002. The ratio of current assets to current liabilities was 4.2 to 1.0 as of September 30, 2003, and 3.6 to 1.0 as of December 31, 2002.

      Breda had a $315,450 decrease in current assets during the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. The decrease in current assets was mainly attributable to a $242,911 decrease in cash and temporary investments and a $190,223 decrease in accounts receivable. Customer accounts receivable as of September 30, 2003 were comparable to customer accounts receivable as of December 31, 2002. The $190,223 decrease in accounts receivable was mainly attributable to the partial receipt of NECA pooling receivables, the receipt of some of the unpaid access charges due from slow paying carriers, and receipt of access payments from Qwest for October, November and December 2002.

      Noncurrent assets, which mainly consist of longer-term investments, increased $795,731 during the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. Long term investments increased $582,337 during the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. On May 2, 2001, Prairie Telephone entered into a contractual agreement to advance $500,000 to Desktop Media, L.L.C. This note is shown net of unamortized discounts of $68,119 and $31,208 at, respectively, September 30, 2003 and December 31, 2002. $287,881 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of September 30, 2003. Investments in unconsolidated affiliates at equity increased $392,288 for the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the nine-month period ended September 30, 2003.

      Tele-Services entered into a five-year contract with Toyne, Inc. during September 2001 for Tele-Services to sell its corporate building to Toyne, Inc. for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining balance of $160,000 was shown as $140,000 in long-term note receivables and $20,000 in short-term note receivables on Breda's balance sheet as of December 31, 2002. As noted previously, the remaining contract amount of $160,000 was paid in full on February 14, 2003.

      Current liabilities decreased $173,454 for the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. Accounts payable decreased $62,280. A $3.00 per share dividend, for an aggregate amount of $98,436, was declared by Breda's Board of Directors to shareholders of record on March 10, 2003, and the dividend was paid on April 1, 2003. Accrued taxes decreased $69,580 for the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002.

      Common stock had a net increase of $377,523 during the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002. The increase resulted from the decrease in the number of outstanding shares through the redemption of 1,259 shares of common stock at a redemption price of $377,153, and the restatement of the outstanding shares of stock on May 20, 2003 to a per share price of $303, or a total adjustment of $754,676. The prior redemption value had been $280 per share. The increase of $104,929 in retained earnings during the nine-month period ended September 30, 2003, when compared to the year ended December 31, 2002, is the net effect of the $98,436 in dividends paid on April 1, 2003, the year-to-date net income as of September 30, 2003 of $958,041, and the $754,676 stated value stock adjustment for the outstanding shares on May 20, 2003.

      Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2003 will be similar to 2002, and will be funded internally through operations and temporary investments.

      Three-months ended September 30, 2003 Compared to Three-months ended September 30, 2002

      Net Income

      Consolidated net income for the three-month period ended September 30, 2003 was $395,520, which was a $53,762, or 15.7%, increase when compared to the $341,758 of consolidated net income for the three-month period ended September 30, 2002.

      The $53,762 increase in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier services segment, the broadcast services segment, and the Internet service provider segment increased $17,145, or 6.9%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002.

            2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $23,845, or 6.4%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002.

            3) Income taxes decreased $60,462, or 21.9%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002.

      Operating Revenues

      There was an increase in total operating revenues for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002, of $132,690, or 9.2%. The segments making up total operating revenues and their contributions to the $132,690 increase between the two periods are as follows: local exchange carrier services - $186,978; broadcast services - ($26,133); and Internet services - ($28,155).

      Local Exchange Carrier Services - $186,978

      Local exchange carrier services revenue accounted for 76.2% of the operating revenue in the three-month period ended September 30, 2003. The components of, and their contributions to, the $186,978 increase in local exchange carrier services revenue for the three-months ended September 30, 2003, when compared to the three-months ended September 30, 2002 are as follows: local network services - $770; network access services - $78,911; long distance services - ($3,542); billing and collection services - ($1,483); cellular services -$81,040; and miscellaneous - $31,282.

      Local network services revenue was nearly identical for the three-month periods ended, respectively, September 30, 2003 and September 30, 2002, with a 0.5% increase during the three month period ended September 30, 2003, when compared to the same three month period in 2002. Network access services revenue increased $78,911, or ___%, for the three month period ended September 30, 2003, when compared to the three month period ended September 30, 2002. The access revenue increase is volume related, and Breda has not experienced an adverse effect from the implementation in 2002 of different methodologies for the support payment funding regulated by the FCC. Breda has, however, had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, and future reductions in access charge rates are likely.

      Breda's long distance services customer base continues to grow, but Breda experienced a $3,542 decrease in revenue for that service during the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. Breda anticipates growth in its long distance services over the next two years as it attempts to expand all of its services, including telephone service, in the Carroll, Iowa market area through BTC, Inc.

      Breda expanded its cellular retail location in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa, on August 1, 2002. The $81,040, or 35.8%, increase in cellular services revenue for the three-month period ended September 30, 2003, when compared to the three-month period September 30, 2002, reflects the increased sales generated through Breda's two Carroll, Iowa locations and the increased sales generated through the efforts of outside sales staff, who travel and make direct contact with potential customers. There were only two months of corresponding cellular services revenue from the Wal-Mart location for the three-month period ended September 30, 2002, since the Wal-Mart kiosk was opened under Breda's management on August 1, 2002.

      Miscellaneous revenue increased $31,282, or 74.8%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. The increase was mainly the result of a $21,250 Iowa Job Partnership Training Program receipt received by Breda for its partnership with the Des Moines Area Community College in a multi-year education and training program for its employees.

      Broadcast Services ($26,133)

      Broadcast services revenue decreased $26,133, or 10.7%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings, and Tele-Services continued to experience a decline in its customer base when comparing the three-month period ended September 30, 2003, to the three-month period ended September 30, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

      Internet Services ($28,155)

      Internet services revenue decreased $28,155, or 15.2%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. The decrease is directly attributable to the decrease in BTC Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple Internet service suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2002 and 2003. The programs have, however, resulted in reduced Internet services revenue in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs. Breda hopes that the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll, Iowa, market area will result in new Internet customers because BTC, Inc. will offer bundled services packages that include Internet, as well as local telephone and other communication services.

      Operating Expenses

      There was an increase in total operating expenses of $115,545, or 9.7%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services increased $84,281, or 15.5%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. Most of the increase in cost of services was caused by increased cellular services costs of $58,230. Breda's cellular services revenue increased $81,040, or 35.8%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. Cellular service costs increased 43.3%, however, as part of providing those increased services during the three-month period ended September 30, 2003. Plant operations increased $73,303, or 45.7%, for the three-month period ended September 30, 2003, when compared to the three-month period ended

      September 30, 2002. The increase resulted from increased repair and maintenance projects on Tele-Services' cable TV operations, and the additional provisioning, transmission power expense, and labor and materials to prepare buildings, equipment, and facilities for the start up of BTC, Inc.'s local exchange carrier services in the third quarter of 2003. There was also a decrease of approximately $43,351 in Internet provision costs, which reduced cost of services expense.

      Depreciation and amortization expense decreased $4,853, or 1.9%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. The decrease is attributable to the fact that some of Breda's assets have reached their maximum depreciable life, so even though the assets are still in use, there is no further depreciation expense that can be taken on the assets. Breda has expended funds for facilities and equipment for BTC, Inc.'s operations, but those assets were not operational as of September 30, 2003, and no depreciation could be taken on those assets until they were put into use in October, 2003.

      Selling, general and administration expenses increased $36,117, or 9.2%, for the three-month period ended September 30, 2003, when compared to the same three-month period in 2002. The increase was the result of labor costs and training costs to add additional staff in preparation for the roll-out of Internet, long distance, and local telephone service in the Carroll, Iowa market through BTC, Inc. in early third quarter 2003. Consulting fees related to the start-up of BTC, Inc.'s local exchange carrier services also increased during the three-month period ended September 30, 2003, when compared to the same three-month period in 2002.

      Operating Income

      The net result of the operating revenue and operating expenses was an increase of $17,145, or 6.9%, in operating income for the three-month period ended September 30, 2003, when compared to the same three-month period in 2002.

      Other Income (Expense)

      Other income (expense) decreased $23,845, or 6.4%, during the three-month period ended September 30, 2003, when compared to the same three-month period in 2002. The decrease was mainly attributable to income from equity investments, which decreased $40,309, or 11.4%, during the three-month period ended September 30, 2003, when compared to the same three-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the three-month period ended September 30, 2003, is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Other miscellaneous expense increased $19,965 during the three-month period ended September 30, 2003, when compared to the same three-month period in 2002, and resulted from the netting of cellular management fees revenue with the corresponding expense for the direct management services provided by Breda's management staff. The increase in miscellaneous income also included the receipt of $9,060, which represented Breda's pro-rata share of a right-of-first refusal settlement from Air Touch arising from one of Breda's cellular investments.

      Income Before Income Taxes

      Income before income taxes increased $6,700, or 1.1%, for the three-month period ended September 30, 2003, when compared to the three-month period ended September 30, 2002. The $6,700 increase was the result of the $17,145 increase in operating income and the $23,845 decrease in other income (expense).

      Net Income

      Income taxes decreased $60,462, or 21.9%, for the three-month period ended September 30, 2003, when compared to the same period in 2002. Income before income taxes decreased $6,700 for the three-month period ended September 30, 2003, when compared to the same three-month period in 2002. One factor that can affect Breda's income tax rate is the taxability of dividend and interest income received on its investments. The effective tax rate for the three-month period ended September 30, 2003, was 35.3%, versus 44.7% for the three-month period ended September 30, 2002. The effective tax rate differs from the U.S. statutory rate primarily due to state income taxes, and the proportion of investments with state tax exemptions.

      Net income increased $53,762, or 15.7%, for the three-month period ended September 30, 2003, when compared to the same period in 2002.

      Other Activities and Issues

      Breda received notification from the FBI on April 15, 2003, that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2004 for certain of their deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension. At the time of this filing, no further correspondence had been received from the FCC, but Breda contemplates that the FCC will approve the FBI's determination. BTC, Inc. receives its switching services from Breda, and is covered under the deployment schedule extension for Breda's switch.

      The FCC's October 11, 2001 order on the Multi-Association Group plan regarding access charge rate reform and deregulation for non-price cap, incumbent local exchange carriers became effective for Breda, Prairie Telephone, and Westside Independent on July 1, 2002. Breda continues to believe that the FCC's order on the plan will not have any materially adverse effects on Breda's or its subsidiaries' revenues during the remainder of 2003.

      One source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition is from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base for Tele-Services. Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses.

      Tele-Services is continuing to work with an engineering firm to review its systems and to work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case, and to lower maintenance costs for that equipment. There has not, however, been any economically feasible option identified from these reviews up to this point. Tele-Services is also evaluating the option of upgrading some of its cable TV systems and installing additional equipment and electronics in order to be able to provide more channel line-up options to its subscribers and to also possibly offer Internet access services over a cable modem. The cost of upgrades in 2003, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

      Breda expanded its core business of providing local telephone services by beginning to offer those services in the Carroll, Iowa market area in October of 2003 through BTC, Inc. Prior to that time, BTC, Inc. only offered long distance services and Internet services in the Carroll, Iowa market area.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever-increasing competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa

      Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than was offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 24.9% decline in its dial-up customer base in this market since September 30, 2002.

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

      Breda also reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services. Breda's reduction of its pricing has led to a decrease in Breda's overall revenue from Internet service fees. In order to attempt to provide a more competitively priced, high speed Internet service, BTC, Inc. completed the process of installing equipment in the Qwest central office in July of 2002 that allows BTC, Inc. to use a product that Qwest offers called line sharing. Breda has also prepared other bundled service packages which include Internet services, and those packages began to be offered by BTC, Inc. in October, 2003.

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

      BTC, Inc. was the successful bidder at an auction on December 23, 2002, for a commercial building located in Carroll, Iowa. Breda and BTC, Inc. moved their Carroll, Iowa operations from their former location to this new location on October 4, 2003. The new building has approximately 4,450 square feet, which is over two times the space of the former location in Carroll. As indicated, the new building allowed BTC, Inc. and Breda to consolidate their operations in the Carroll, Iowa market, and will also afford Breda the opportunity to expand its service offerings from the new Carroll location.

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

      As noted previously, Breda anticipates continuing pressure for the lowering of state and federal access charge rates. For example, concerns have been raised by the Iowa Legislature as well as the Iowa Utility Board regarding intra-state access rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecom Association and the Rural Iowa Independent Telephone Association has been formed to compile data from the local telephone companies, such as Breda, in order to document not only the justification of the present intra-state access rates received by local telephone companies, but also to look at other revenue alternatives. Two industry consulting firms will also be working with this joint task force. As of the date of this filing, the task force was continuing to investigate and study these issues.

      Breda does not believe that any increase in intra-state access rates will be recommended by the task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income.

      Another industry issue that could have future, significant ramifications for Breda and its subsidiaries is local number portability requirements. Presently, carriers such as

      Breda, must make number portability available within six months of a request from another carrier if they are a wireline carrier and located in one of the largest 100 Metropolitan Statistical Areas. Breda is able to meet this requirement.

      The FCC has, however, also mandated that all wireless carriers in the top 100 Metropolitan Service Areas must implement wireless local number portability by November 24, 2003, and that all networks must also accommodate wireless-wireline local number portability. The cellular industry has been unsuccessful to date in court appeals and in FCC actions in seeking to delay the implementation of wireless local number portability. National telecom associations have asked the FCC to clarify that a wireless service provider must have an interconnection agreement in place with the local telephone company before requesting local number portability and that a number cannot be ported outside of a rural carrier's rate center. The FCC has yet to rule on those requests, and it is not clear whether local exchange carriers will be required to port numbers in those circumstances.

      Breda is unable to determine at this time the potential number of requests Breda might receive for wireless local number portability or otherwise what impact the FCC's mandate will have on Breda's customer base, but Breda is continuing to work with others in the industry to determine its responsibilities regarding this issue and the potential effects on Breda. Breda has already received requests for local number portability from wireless carriers in Breda's wireless service areas, but given that the regulatory requirements surrounding this issue are not yet resolved, Breda believes that these requests are not valid requests and has responded accordingly.

      Qwest has begun minute-of-use studies with the twenty companies in Iowa which have the highest number of intrastate minutes being billed to Qwest. Breda is one of those twenty companies. Based on preliminary discussions and research with Qwest and INS (which submits minutes of use information to Breda for billing purposes), it has been preliminarily determined that Qwest has not routed some of its traffic according to the Local Exchange Routing Guide because Qwest has routed some of its traffic to Breda's switch that should, instead, have been routed to a cellular switch. If it is determined to route that traffic in the future to cellular switches, Breda estimates that it will lose intrastate access revenue from Qwest in future years of approximately $200,000 per year. Breda is not currently aware of any plans to make any retroactive adjustments to Breda's intrastate access revenues from Qwest based upon the results of the Qwest study.

      Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. Breda's capital requirements to start up BTC, Inc.'s local exchange carrier services in Carroll, Iowa is estimated to be less than $300,000 and, to date, has been funded internally. Breda has incurred renovation costs for the building BTC, Inc. purchased in Carroll, Iowa, but those costs have not been material. Capital expenditures for 2002 were $754,895, and are currently expected to be approximately $877,350 in 2003.

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

Item 3.     Controls and Procedures.

            The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

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

Item 2.     Changes in Securities.

            No material modifications, limitations or qualifications of the type required to be reported under this Item occurred with respect to Breda's shares of common stock during the period of July 1, 2003 through September 30, 2003.

            Breda did not issue any shares of its common stock during the period of July 1, 2003 through September 30, 2003. As discussed in Item 5 below, Breda did redeem some shares of its common stock during the period of July 1, 2003 through September 30, 2003.

Item 3.     Defaults Upon Senior Securities.

            There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2003 through September 30, 2003.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the shareholders of Breda during the period of July 1, 2003 through September 30, 2003.

Item 5.     Other Information.

            During the period of July 1, 2003 through September 30, 2003, Breda redeemed 352 shares of its common stock from seven different shareholders at $303.00 per share, for a total amount of $106,656. The $303.00 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 20, 2003 annual meeting of the shareholders of Breda.

            There was one transfer of shares of Breda's common stock during the period of July 1, 2003 through September 30, 2003 with respect to which Breda did not exercise its right of first refusal to purchase those shares. The transfer involved an aggregate of two shares of Breda's common stock and one shareholder.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

            (b) Breda did not file any reports on Form 8-K during the period of July 1, 2003 through September 30, 2003.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREDA TELEPHONE CORP.


Date: November 13, 2003.              By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date: November 13, 2003.              By:  /s/ Jane Morlok
                                           -------------------------------------
                                           Jane Morlok, Chief Financial Officer
                                           and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                      Three Months Ended September 30, 2003
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                     Page
                                                                           ----

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

10.   Material Contracts

      10.1 Employment Agreement dated July 1, 2003 between Breda and Robert Boeckman. (Filed as Exhibit 10.1 to
            Breda's Form 10-QSB for the quarterly period ended
            June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

      10.2 Employment Agreement dated July 1, 2003 between Breda and Jane Morlok. (Filed as Exhibit 10.2 to Breda's Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief Operations                E-1
            Officer and Co-Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial                 E-2
            Officer and Co-Chief Executive Officer

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations                  E-3
            Officer and Co-Chief Executive Officer.

      32.2  Section 1350 Certification of Chief Financial Officer           E-4
            and Co-Chief Executive Officer.

*Included with this filing.