Form 10KSB
period 2003-12-31
BREDA TELEPHONE CORP
filed 2004-03-26
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003.

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

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State registrant's revenues for its most recent fiscal year: $6,197,297

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $9,480,870, as of March 1, 2004. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $303 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 31,599 shares of common stock, no par value, at March 1, 2004.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

Cautionary Statement on Forward Looking Statements.

      Various Items in this annual report, including Item 1 and Item 6, are or contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition, anticipated future trends in business, revenues or net income, projections concerning operations and cash flow, business and growth and acquisition opportunities and strategies, management's plans and intentions for the future, competitive position and other forecasts, projections and statements of expectation. Words such as "expects," "estimates," "plans," "will," "anticipates," "contemplates," "forecasts," "predicts," "projects", "prospects", "possible," "hopeful," "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations thereof identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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


                                       (i)

      o industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers (such as Global Crossing and WorldCom), and consolidations in the telecommunications and cable industries, which may result in competitors which are larger and better financed and with greater geographic reach, allowing them to compete over broader areas and more effectively;

      o economic conditions at the national, regional and local levels, which are always somewhat uncertain given that many different tangible and intangible factors and occurrences can affect the economy;

      o political conditions and occurrences at the international, national, regional and local levels, including threats and/or acts of terrorism or war;

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

      o acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches or new third parties entering into Breda's or any of its subsidiaries' marketing or service areas;

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


                                      (ii)

      o the continued availability of financing, and on favorable terms, and the cost of financing and consequences of increased leverage; and

      o the effects of ever increasing and changing competition and relationships with other carriers and other parties, including competition or relationships which require Breda or its subsidiaries to develop new pricing for services, such as interexchange access charges and wireless access charges, or new marketing strategies or new product offerings, and the related risk that Breda or its subsidiaries will not be able to respond on a timely or profitable basis to competitive changes or pressures.


                                      (iii)

                                     PART I

Item 1. Description of Business.

      General.

      Breda Telephone Corp. is an Iowa corporation with its principal offices in Breda, Iowa. Breda was incorporated in 1964 to provide local telephone services to Breda, Iowa and the surrounding rural area.

      Breda's principal business is still providing telephone services. Telephone services are also provided by three of Breda's wholly owned subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and BTC, Inc. A total of eight Iowa towns and their surrounding rural areas currently receive telephone services from Breda, Prairie Telephone, Westside Independent or BTC, Inc.

      Prairie Telephone is an Iowa corporation that was incorporated in 1968.

      Westside Independent is an Iowa corporation that was incorporated in 1957. Breda acquired the stock of Westside Independent in June, 1998.

      BTC, Inc. is an Iowa corporation that was incorporated in 1997. BTC, Inc. has provided internet access services in the Carroll, Iowa market area since 1997, and long distance services since approximately July, 2000. BTC, Inc. began to also offer local telephone services in the Carroll, Iowa market area as a competitive local exchange carrier in October, 2003. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone.

      Tele-Services, Ltd. is also a wholly owned subsidiary of Breda. Tele-Services provides cable television services to eighteen towns in Iowa and one town in Nebraska. Tele-Services is an Iowa corporation that was incorporated in 1983.

      Breda's and its subsidiaries' telephone and cable television businesses are discussed in more detail below. Some of the other miscellaneous business operations of Breda and its subsidiaries are also discussed below.

      Local Exchange Carrier Services.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. provide telephone services to the following eight Iowa towns and their surrounding rural areas:

         o  Breda, Iowa                       o  Pacific Junction, Iowa
         o  Lidderdale, Iowa                  o  Yale, Iowa
         o  Macedonia, Iowa                   o  Westside, Iowa.
         o  Farragut, Iowa                    o  Carroll, Iowa

      All of the towns are in central and southern Iowa.

      Breda provides services to Breda, Lidderdale and Macedonia. Prairie Telephone provides services to Farragut, Pacific Junction and Yale. Westside Independent provides services to Westside, and BTC, Inc. provides services to Carroll. The surrounding rural areas that are served are those within approximately a ten mile to fifteen mile radius of each of the towns. As noted above, BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October of 2003. Prior to that time, BTC, Inc. only offered long distance services and Internet services in the Carroll, Iowa market area.

      The primary services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2003, they were serving approximately 2,882 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

      BTC, Inc.'s principal revenue sources in 2003 were from providing Internet and long distance services. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent. As noted above, BTC, Inc. did not offer local telephone services until October of 2003.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. also provide other telephone related services. For example, they sell and lease telephone equipment to their subscribers, provide inside wiring and other installation, maintenance and repair services to their subscribers, and provide custom calling services to their subscribers. They also derive revenues from providing billing and collection services for some long distance carriers for the long distance calls made by their subscribers.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. are all subject to regulation by the Iowa Utilities Board. They operate their telephone businesses pursuant to certificates and various rules and regulations promulgated by the IUB. Although not anticipated to occur, the IUB could terminate their right to provide services if they fail to comply with those rules and regulations.

      As indicated above, the IUB regulates or has the authority to regulate many aspects of Breda's, Prairie Telephone's, Westside Independent's and BTC, Inc.'s telephone businesses. The material areas of regulation are as follows:

            o Breda, Prairie Telephone, Westside Independent and BTC, Inc. are treated as "service regulated" telephone companies by the IUB, which means that they must comply with the IUB's rules and regulations regarding the quality of the services and facilities provided to subscribers. The regulations establish minimum standards of quality for the services and facilities provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. Their existing services and facilities meet those standards. The regulations also require them to maintain and repair their existing facilities as necessary in order to continue to meet at least those minimum standards. The regulations also establish time frames within which Breda, Prairie Telephone, Westside Independent and BTC, Inc. must respond to requests for services from their subscribers. The regulations can be amended to increase the minimum standards or to require that additional services be made available to subscribers. Past amendments have not, however, caused any material difficulties for Breda, Prairie Telephone or Westside Independent.

            o The IUB must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The primary factors that will be considered by the IUB in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone, Westside Independent or BTC, Inc., as the case may be. Although they do not anticipate material difficulties in the event of any proposed expansion, there is no assurance that any future proposed expansion in the service areas of Breda, Prairie Telephone, Westside Independent or BTC, Inc. will be approved by the IUB. (Federal Communications Commission approval for any proposed expansion will also be necessary, as discussed below.)

            o The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers." This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the designation because they are able to provide services defined in the Iowa Administrative Code, Utilities Division 199, Chapter 39, as services supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This designation therefore does not materially affect the operation of their businesses, and the designation was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received universal services funding of approximately $418,335 in the aggregate in 2001, $657,290 in the aggregate in 2002 and $806,146 in the aggregate in 2003. Breda anticipates receiving universal services funding in 2004 in an amount comparable to that received in 2003.

                  The IUB does not require a telecommunications carrier to be designated as an "eligible telecommunications carrier" if the carrier provides services in an area which is served by more than one eligible telecommunications carrier. BTC, Inc. provides services in the Carroll, Iowa market area, and Qwest

                  Communications is the incumbent local exchange carrier for that area. BTC, Inc. is therefore not designated as an "eligible telecommunications carrier", and does not receive any universal services funding for this market.

            o Breda, Prairie Telephone, Westside Independent and BTC, Inc. are currently treated as rural telephone companies under the Telecommunications Act of 1996. This treatment may at times exempt them from some of the interconnection and other duties which are imposed on other telephone companies that might make it easier for potential competitors to compete with those companies. The IUB may withhold this exemption, however, if it finds that a request by a potential competitor for interconnection with Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s networks is not unduly economically burdensome, is not technically unfeasible, and would not affect the provision of universal service. It is not possible to predict whether a competitor will ever request interconnection or whether the request would be granted by the IUB. If a request is made and the IUB withholds this exemption, however, Breda, Prairie Telephone, Westside Independent and BTC, Inc. would face competition in providing telephone services that they have not faced in the past.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

            o The FCC regulates the amount of the access charge rates that can be charged by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for interstate long distance calls. The National Exchange Carrier Association has been delegated some authority by the FCC regarding the regulation of access charge rates, but all changes proposed by the National Exchange Carrier Association must be approved by the FCC. The regulation of access charge rates is an area of particular concern to Breda, Prairie Telephone, Westside Independent and BTC, Inc., and is discussed below.

            o The FCC must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The primary factors that will be considered by the FCC in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone, Westside Independent or BTC, Inc., as the case may be, and the antitrust implications of the expansion. Although they do not anticipate any material difficulties in the event of any proposed expansion, there is no guarantee that any future proposed expansion in the service areas of Breda, Prairie Telephone, Westside Independent or BTC., Inc. will be approved by the FCC.

            o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. The FCC does so primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. It is not possible to predict how the FCC will allocate the support payment funding in any year, and the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, they received, in the aggregate, support payment funding of $1,310,180 in 2001, $1,373,246 in 2002 and
                  $1,421,167 in 2003. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB.

      The regulation of access charge rates is an area of particular concern to Breda because a substantial amount of Breda's total consolidated revenues are derived from access charge revenues. Breda, Prairie Telephone, Westside Independent and BTC, Inc. receive access charge revenues from long distance carriers (sometimes referred to in the telephone industry as "inter-exchange carriers" or "IXCs") for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charge revenues for originating and terminating long distance calls made and received by their subscribers. The access charge rate that can be charged for interstate long distance calls is determined by the FCC. The FCC can change those rates at any time, and the more recent changes have lowered access charge rates. There are also some studies being conducted in Iowa as to whether there should be changes regarding intra-state access rates. Breda anticipates that there may be further reductions in access charge rates over the next several years. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries. A further discussion of this issue is found in Item 6 of this annual report.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. each have agreements with Iowa Network Services. Under those agreements, Iowa Network Services provides Breda, Prairie Telephone, Westside Independent and BTC, Inc. with the lines and services necessary for them to provide their telephone subscribers with, among other things, caller ID services and what is sometimes referred to in the telephone industry as "centralized equal access." As a practical matter, that access is what allows their subscribers to choose long distance carriers. Breda's, Prairie Telephone's, Westside Independent's and BTC, Inc.'s telephone systems are tied into Iowa Network Services' fiber optic network and switches. Although it is not anticipated to occur, if their agreements with Iowa Network Services were terminated, it would be difficult for them to find a replacement for Iowa Network Services, and it would be costly for them to internalize all of those services. Prairie Telephone and Westside Independent are each shareholders of Iowa Network Services. Prairie Telephone and Westside Independent each currently own less than 1% of Iowa Network Services' outstanding stock.

      Telephone services providers like Breda, Prairie Telephone, Westside Independent and BTC, Inc. are subject to competition from other providers. As a result of the

      Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda's, Prairie Telephone's, Westside Independent's and BTC, Inc.'s subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone, Westside Independent and BTC, Inc. because they open up Breda, Prairie Telephone, Westside Independent and BTC, Inc. to competition that they were not subject to in the past.

      There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. To date, however, no company has chosen to compete in any of Breda's, Prairie Telephone's or Westside Independent's service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2004 is small. BTC, Inc. provides telephone services in the Carroll, Iowa market area. There are already other companies providing telephone services in that area, but Breda believes that the likelihood of additional local exchange carriers entering the Carroll, Iowa market area in 2004 is small. If any other telephone companies at some point determine to provide service in any of Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s service areas, there could be a reduction in revenue.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. also experience competition in providing access services and other services to long distance carriers. For example, they experience competition in providing access services for long distance when their subscribers use private line transport, switched voice and data services, microwave, or cellular or personal communications service. In those cases, the subscriber is not using Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s networks or switches, so they cannot charge access charges to the long distance carrier. Various other competitors and forms of competition are also likely to arise in the future as technological advances continue to occur in the telecommunications and cable industries.

      Another industry issue that could have future, significant ramifications for Breda and its subsidiaries is number portability requirements. Number portability provides residential and business telephone customers with the ability to retain their existing telephone numbers when switching from one telephone service provider to another. Congress enacted the Telecommunications Act of 1996 to establish a national framework that promotes competition and reduces regulation in the telecommunications markets. The Act requires that local exchange carriers, such as Breda and it's telephone-related subsidiaries, open up their networks to local competition. The Act imposed new obligations and responsibilities on telecommunications carriers, particularly incumbent local exchange carriers. Number portability was one of the obligations that the Act imposed on all local exchange carriers, and the Act required the FCC to promulgate rules to implement the number portability requirements. The number portability requirements are viewed as consistent with the purposes of the Act because consumers might be reluctant to switch local exchange carriers if they have to change their telephone number, so number portability is viewed as facilitating competition.

      The FCC's rules obligate incumbent local exchange carriers, such as Breda, Prairie Telephone and Westside Independent, to port numbers when the carrier receives a specific request from another telecommunications carrier (wireline or wireless) for number portability capability. The rules give incumbent local exchange carriers a maximum period of 180 days to implement number portability capability following receipt of a request, with the actual permissible time period dependent on the extent of the upgrades required to their switch in order to be able to provide number portability.

      An incumbent local exchange carrier's number portability obligations were initially centered on responding to porting requests from other wireline carriers. In late 2003, however, the FCC released a Memorandum Opinion and Order and Further Notice of Rulemaking which clarified the circumstances under which its number portability rules apply to requests from wireless carriers. The determination of when an incumbent local exchange carrier must comply with a request for number portability from a wireless carrier depends upon the timing of the request, the type of carrier involved and whether the carrier is located within one of the 100 largest metropolitan statistical areas. The FCC's Memorandum Opinion and Order required or clarified that: a) as of November 24, 2003, wireline carriers that have received a request to port numbers in one of the 100 largest metropolitan statistical areas must port numbers to wireless carriers where the requesting wireless carrier's "coverage area" overlaps the geographic location of the rate center in which the customer's wireline number is provisioned, thus clarifying that the requesting wireless carrier does not need to have a point of interconnection in the wireline local exchange carrier rate center; b) the porting-in (wireless) carrier must maintain the number's original rate center designation following the port so that the calls to the ported number will continue to be rated as they were prior to porting; c) defined the wireless "coverage area" as the area in which wireless service can be received from the wireless carrier; d) wireline carriers may not require wireless carriers to enter into interconnection agreements as a precondition to porting between carriers;
      e) wireline carriers operating outside the 100 largest metropolitan statistical areas are not required to port numbers to wireless carriers until May 24, 2004 or six months after receipt of a porting request from another carrier, whichever is later, which is the earliest date that wireless carriers serving these areas are required to implement number portability; f) wireline carriers (both inside and outside of the 100 largest metropolitan statistical areas) may file petitions with the FCC or the state public utility board for a waiver of their obligation to port numbers to wireless carriers if they can provide credible evidence demonstrating that porting is not technically feasible. Of the exchanges served by Breda, Prairie Telephone, Westside Independent and BTC, Inc., only the Pacific Junction exchange falls within one of the 100 largest metropolitan service areas. The area includes Omaha, Nebraska.

      The Iowa Utilities Board filed comments with the FCC in the matter of "Telephone Number Portability, CTIA's Petitions for Declaratory Ruling" on February 4, 2004. In their comments, the IUB expressed concern regarding the recovery of nonrecurring and recurring costs associated with providing wireless porting, especially for Iowa's rural exchanges where the access line counts are small. Prior to that time, various industry organizations cooperated in the filing of an "Emergency Joint Petition for Partial Stay and Clarification" with the FCC. The Petition asked the FCC not to enforce its wireless-wireline number portability order for companies that serve less than 2% of the nation's subscriber lines. On March 4, 2004, two Iowa industry associations, the Iowa Telecom Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of modification of the intermodal local number portability rules on behalf of all 2% carriers in Iowa. Breda, Prairie Telephone and Westside Independent have requested these associations to include Breda, Prairie Telephone and Westside Independent in these joint filings.

      Breda is currently unable to determine the potential number of requests Breda might receive for wireless number portability, or otherwise what impact the FCC's mandate will have on Breda's customer base. Breda has, however, already received requests for number portability from wireless carriers in Breda's wireless service areas. The most recent requests from wireless carriers do appear to meet the FCC's rules for a bona fide request. Breda is continuing to work with consultants and others within the industry to determine the needed facility upgrades and to finalize the costs associated with implementing number portability so that it will be able to comply with the regulatory directives regarding number portability as they continue to be established and clarified.

      Breda received notification from the FBI on April 15, 2003, that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2004 for certain of their remaining deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension. At the time of this filing, no further correspondence had been received from the FCC, but Breda contemplates that the FCC will approve the FBI's determination or that additional time will otherwise be granted by the FCC, if necessary. BTC, Inc. receives its switching services from Breda, and is covered under the deployment schedule extension for Breda's switch. The Communications Assistance for Law Enforcement Act was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone, Westside Independent and BTC, Inc. have been granted various extensions for compliance with the various requirements of that Act. Breda has licensed software that will allow it to become compliant with the Act within a short period of time should the FBI make a request for support. Breda also believes that it will be able to obtain an extension beyond the current June 30, 2004 compliance date, should that become necessary.

      Some of the cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested provide cellular services in the telephone exchange areas serviced by them and by BTC, Inc. Cellular services are competitive with the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc, but Breda does not believe that investments in cellular ventures are inconsistent or in conflict with Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s overall business. Breda also believes those investments are one method of attempting to diversify across the various telecommunications technologies which were available at the time of the preparation of this annual report.

      The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested continue to face ever increasing and changing competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

      Revenues are also generated from sales of cellular phones and related service packages which are made pursuant to Breda's June 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. Breda and U.S. Cellular have been attempting to negotiate a new agreement since approximately May of 2001. U.S. Cellular has provided Breda with at least two proposed new agreements, but Breda did not execute either of those agreements because Breda had serious concerns about the agreements, including that Breda would receive lower commissions under the new agreements. Although it is likely that some form of new agreement will need to be entered into with U.S. Cellular in 2004, Breda's position is that it is continuing to operate under its June 1, 1999 agency agreement with U.S. Cellular. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one year term, but subject to immediate termination if there is a material breach of the agency agreement. As indicated above, Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular in 2004. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

      Breda expanded its cellular retail activities in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa on August 1, 2002. Breda believes this location has played a key part in the increase that occurred in Breda's cellular services revenues in 2003 because the location has added the "spontaneous" or "impulse" purchase market to its cellular sales activities.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. also sell and lease telephone, cellular and related equipment. They face competition in this area because there are numerous competitors who sell and lease that equipment.

      The competition in most of the areas mentioned in the preceding paragraphs centers primarily around cost, service and experience.

      Broadcast Services.

      Tele-Services owns and operates the cable television systems in the following eighteen Iowa towns:

      o  Arcadia            o  Grand Junction           o  Riverton
      o  Auburn             o  Hamburg                  o  Sidney
      o  Bayard             o  Lohrville                o  Tabor
      o  Breda              o  Malvern                  o  Thurman
      o  Churdan            o  Neola                    o  Treynor
      o  Farragut           o  Oakland                  o  Westside

      Tele-Services also owns and operates the cable television system for the town of Beaver Lake, Nebraska.

      As of December 31, 2003, Tele-Services was providing cable television services to approximately 2,858 subscribers.

      Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

      Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

            o  Arcadia - August, 2009              o  Malvern - October, 2016
            o  Auburn - January, 2009              o  Neola - September, 2004
            o  Bayard - May, 2008                  o  Riverton - June, 2013
            o  Beaver Lake - December, 2006        o  Oakland - November, 2009
            o  Breda - Year-to-Year Basis          o  Sidney - October, 2010
            o  Churdan - June, 2008                o  Tabor - September, 2016
            o  Farragut - January, 2008            o  Thurman - December, 2015
            o  Grand Junction - May, 2008          o  Treynor - October, 2020
            o  Hamburg - Year-to-year Basis        o  Westside - June, 2009
            o  Lohrville - March, 2008

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

      The franchises or agreements with the towns require the giving of notice to the towns before Tele-Services can change their cable services rates, and some of those franchises or agreements may require the approval of the town for any increases in those rates. Although Tele-Services does not anticipate any material difficulties with any future proposed rate increases, there is no guarantee that future proposed increases can be implemented in any of the towns. Tele-Services has initiated plans to add channels and to enact rate increases in 2004 in eleven of the nineteen towns in which it provides cable services. Tele-Services anticipates that those rate increases will not be opposed or denied by any of those eleven towns.

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

      Tele-Services does face competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. The FCC began to allow satellite dish providers to provide local channels in 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could have further adverse effects on Tele-Services' business. The telecommunications and cable industry are also continually changing, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future.

      Another issue faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which results in a lower potential customer base for Tele-Services.

      Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses. The cost of Tele-Services upgrades in 2003 was approximately $30,828, and is estimated to be approximately $142,200 for 2004.

      Tele-Services is continuing to work with an engineering firm to review its systems and to work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case, and to lower maintenance costs for that equipment. There has not, however, been any economically feasible option identified from these reviews up to this point. Tele-Services is upgrading some of its cable TV systems and installing additional equipment and electronics in fourteen of the nineteen towns in which Tele-Services provides cable services in order to be able to provide more channel line-up options in those towns.

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

      Internet Service Provider.

      BTC, Inc. provides dial-up and high speed internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. was providing internet access to approximately 2,026 subscribers as of December 31, 2003. Of that amount, approximately 1,434 were subscribers from BTC, Inc.'s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high speed internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced an 18.9% decline in its dial-up customer base in this market during the calendar year 2003. BTC, Inc. had experienced a 15.5% decline in its dial-up customer base in the Carroll, Iowa market area in 2002.

      Breda is pursuing marketing approaches to attempt to retain and increase its internet customer base, but Breda believes there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

      One step that Breda had taken to lower Breda's underlying Internet costs was through Prairie Telephone's acquisition in October of 2001 of a 10% ownership interest in Desktop Media, L.L.C. Desktop Media, L.L.C. provided Internet service provider support services to Breda and Breda's subsidiaries from approximately November 1, 2001 through March 4, 2003, at which time Breda moved its end user help-desk technical support to eCi Technical Support Solutions. (Prairie Telephone retained its 10% ownership interest in Desktop Media, L.L.C.) Breda's desire to further lower its underlying Internet costs in order to compete at a lower price point for Internet services was a critical factor in the move to eCi. Two other factors were Breda's desire to offer its Internet customers 24-hour a day, 7-day a week end user help-desk technical support, and to be able to brand these services under its own name for customer service continuity. eCi Technical Support Solutions sold its interest in its technical support division to Caleris, Inc. on December 31, 2003. Breda has been satisfied with the services provided by Caleris, Inc., and contemplates continuing to obtain technical support services through Caleris, Inc.

      Breda reduced its pricing of Internet services and bundled Internet services with its long distance services in August, 2001 in order to attempt to compete at a lower price point for Internet services. Breda's reduction of its pricing has led to a decrease in Breda's overall revenue from Internet service fees. Breda has also prepared other bundled service packages which include Internet services. Those packages began to be offered by BTC, Inc. along with the start-up of BTC, Inc.'s local telephone services in October, 2003.

      Breda expects the overall potential customer base for Internet access to continue to increase, but it is becoming more difficult to predict what increases, if any, Breda or its subsidiaries might experience in their Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda and its subsidiaries might continue to experience declines in their Internet customer base. Also, as noted above, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda is successful in increasing its Internet customer base.

      Other.

      BTC, Inc. was the successful bidder at an auction on December 23, 2002, for a commercial building located at 603 N. Adams, Carroll, Iowa. The closing date for the transaction was January 20, 2003, and Breda and BTC, Inc. moved their Carroll, Iowa operations to this new location on October 4, 2003. The building has approximately 4,450 square feet, which is over two times the space of the former location in Carroll. The new building allowed BTC, Inc. and Breda to consolidate their operations in the Carroll, Iowa market. The new location is also affording Breda the opportunity to expand its service offerings in the Carroll market. Breda uses a portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda had used a portion of BTC, Inc.'s former building in Carroll since April, 2000 for the same purposes.

      Pacific Junction Telemarketing, Inc. was dissolved on April 24, 2003. Pacific Junction was a wholly owned subsidiary of Prairie Telephone. Pacific Junction operated a telemarketing business until July 26, 2001. The business was discontinued because Pacific Junction's telemarketing call number supplier (Results Telemarketing, Inc.) had notified Pacific Junction that it would no longer be able to provide calling numbers to Pacific Junction and Breda and Pacific Junction were unable to locate new sources of telemarketing calling numbers. The closing of Pacific Junction's telemarketing center resulted in the loss of telemarketing services revenue and local network services revenue. The telemarketing calls made by Pacific Junction were primarily intended to provide a source of access services revenue for Breda, and the closing of the telemarketing center also accordingly led to a decline in Breda's access services revenue.

      Miscellaneous Business.

      Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

      For example, in March of 1999 Prairie Telephone acquired spectrum for providing personal communications services in the Yale telephone exchange area. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communication. Prairie Telephone is also one of members of Guthrie Group, L.L.C. Guthrie Group, L.L.C. has acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

      Breda also acquired spectrum in 1999 for providing personal communications services in the Breda and Lidderdale exchange areas. Breda is a member of Carroll County Wireless, L.L.C., and Breda later sold that spectrum to Carroll County Wireless, L.L.C., at Breda's cost. The two other telephone companies who are members of Carroll County Wireless, L.L.C. also sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. Carroll County Wireless, L.L.C. also acquired other personal communications services licenses for various areas in Carroll County, Iowa, and Carroll County Wireless, L.L.C. currently holds personal communications services licenses for nearly all of Carroll County, Iowa.

      Although difficult to predict, personal communications services may become very important in the future and may be highly competitive with current cellular services. Breda and Prairie Telephone have not made any firm decision on whether they will ever offer any personal communications services, and, as indicated above, Breda has transferred the personal communications services licenses it held for its Breda and Lidderdale exchange areas to Carroll County Wireless, L.L.C. Breda itself will therefore likely never directly offer any personal communications services. Breda and Prairie Telephone estimate that, in any event, it will take at least one to three years for the surrounding areas to build out their personal communications systems to the point where Prairie Telephone, Guthrie Group, L.L.C. or Carroll County Wireless, L.L.C. could connect to those systems and be able to begin to provide personal communications services.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. do not currently own spectrum for all of the telephone exchange service areas serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. Also, Breda, Prairie Telephone, Westside Independent and BTC, Inc. will face competition in providing personal communications services because no exclusive rights can be acquired with respect to that technology.

      Revenues may also arise from investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures. For example, Prairie Telephone is an investor in RSA #1, Ltd. and RSA #7, Ltd. Those entities are Iowa limited partnerships which provide cellular services in rural areas in central and southern Iowa. Prairie Telephone exercised its right of first refusal and purchased its portion of Air Touch's interest in RSA #1, Ltd. on December 12, 2003. The purchase price was $125,000. The purchase resulted in Prairie Telephone obtaining an additional 1.14% interest in RSA #1, Ltd., which increased Prairie Telephone's total interest in RSA #1, Ltd. to 10.28%.

      Prairie Telephone also owns .67% of Iowa Network Services' outstanding stock. Westside Independent owns .45% of Iowa Network Services' outstanding stock.

      Breda is an investor in RSA #9, Ltd. and RSA #8, Ltd. Westside Independent is also an investor in RSA #8, Ltd. RSA #8, Ltd. and RSA #9, Ltd. provide cellular services in rural areas in southern and central Iowa.

      Breda also owns 17.4229% of the membership interests in Alpine Communications, L.C., which provides telecommunications exchange and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa. Alpine Communications sold its consulting division to Iowa Telecom during 2003, and moved its corporate headquarters from Des Moines, Iowa to its facilities in Clayton County, Iowa.

      Breda's share of the earnings or losses of some of these investments is reported on Breda's income statement on a quarterly basis. Some of the investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. Breda, Prairie Telephone and Westside Independent do not, however, control any distribution decisions for any of those entities, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

      Breda receives a nominal annual fee from Alpine Communications, L.C. in consideration for Breda's chief operations officer serving as an officer of the management committee of Alpine Communications, L.C.

      The value of Breda's, Prairie Telephone's and Westside Independent's investments in the above entities and of their other investments may vary significantly from year to year. They may also face difficulties in realizing upon some of their investments because there is no public or other active market for those investments and because some of the entities in which they have invested have agreements in place which place limitations or restrictions on their ability to transfer their ownership interests in those entities to third parties. Some of those limitations and restrictions are in the form of a right of first refusal under which the entity is given the right to match any offer received by Breda, Prairie Telephone or Westside Independent.

      Breda, Prairie Telephone and Westside Independent each own 10,000 shares of common stock in NECA Services, Inc.("NSI"), which is a for-profit corporation that was organized to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier

      Association, Inc. ("NECA"). NSI's officers are also the officers of NECA, and they have experience in the telecommunications industry. It is currently contemplated that non-regulated business opportunities will be conducted by NSI so that NECA can concentrate on its traditional core tariff and pooling services. For example, the NECA board has authorized the assignment of certain National Exchange Carrier Association contracts to NSI, which include the contract with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs.

      There is no assurance that any of Breda, Prairie Telephone or Westside Independent will ever receive any returns on or other value from their investment in NECA, whether by distributions or increases in the value of NECA's common stock. The board of directors of NECA did, however, declare a $.50 per share dividend payable on April 1, 2003 to the shareholders of record on March 1, 2003. Breda also received notification in March, 2004, that the board of directors of NECA declared a $.75 per share dividend, payable on April 1, 2004.

      There are substantial restrictions imposed upon the ability to transfer shares in NECA, all of which potentially adversely affect the value and marketability of the NECA stock.

      Breda and its subsidiaries also have various other miscellaneous investments. Some of those investments are described in the financial statements included in Item 7 of this annual report.

      Neither Breda nor any of its subsidiaries engage in any material research and development activities.

      Service Marks.

      Breda has registered the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office, and Breda and its subsidiaries have all conducted their businesses under the names "W.I.N." or "Western Iowa Networks" since the second quarter of 2001. Breda hopes the use of the mark and logos will create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and will increase awareness of those products and services.

      Employees.

      As of December 31, 2003, Breda had 36 full time employees, and 2 part time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

Item 2. Description of Property.

      Breda and some of its subsidiaries own or lease various real estate. The following paragraphs briefly describe that real estate and how the real estate is currently used.

      Breda owns or leases the following real estate:

            o Breda's corporate offices are located at 112 East Main, Breda, Iowa. The building has approximately 7,680 square feet, and is utilized by Breda, Tele-Services, Prairie Telephone, Westside Independent and BTC, Inc. Prairie Telephone, Tele-Services and BTC, Inc. each pay Breda $1,000 per month for their use of space at the corporate offices. Westside Independent pays Breda $500 per month for its use of space at the corporate offices.

            o Breda's corporate office building was constructed on real estate that was already owned by Breda. There was already a building on the real estate, and that building was attached to the corporate office building as part of constructing the corporate office building. The building is Breda's central office building and it houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as "central office equipment." The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet. As noted, Breda's corporate office building is also located on a portion of this real estate.

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

            o Breda leases a portion of the building owned by BTC, Inc. at 603 N. Adams, Carroll, Iowa. Breda utilizes its portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda pays BTC, Inc. $1,000 per month under the lease.

      Prairie Telephone owns or leases the following real estate:

            o Prairie Telephone's corporate offices are located in Breda's corporate office building at 112 East Main, Breda, Iowa. Prairie Telephone pays Breda $1,000 per month for Prairie Telephone's use of space at the building.

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

      BTC, Inc. became the owner of the real estate and building located at 603
      N. Adams, Carroll, Iowa, on January 20, 2003. BTC, Inc. and Breda moved their Carroll, Iowa operations from their former location to 603 N. Adams on October 4, 2003. The building has approximately 4,450 square feet. The building houses equipment used by BTC, Inc. in providing telephone services and internet access services. Breda leases a portion of the building for use as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda pays BTC, Inc. $1,000 per month under the lease.

      BTC, Inc. also owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building has approximately 1,804 square feet. BTC, Inc. and Breda previously used the building for their Carroll, Iowa operations, but all equipment housed in the building and all services provided out of the building were moved to 603 N. Adams, Carroll, Iowa, in October, 2003, as discussed in the preceding paragraph. BTC, Inc. has retained a realty company to attempt to sell or lease the building.

      BTC, Inc. also leased approximately 886 square feet of space in the building adjoining its building at 526 N. Carroll Street in Carroll, Iowa. The equipment housed in this space and the services provided out of this space were also moved to 603 N. Adams in Carroll, Iowa in October of 2003. The lease was terminated on October 31, 2003.

      Westside Independent owns the real estate and building located at 131 South Main Street, Westside, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Westside and the surrounding rural area. The building also houses some equipment used by Tele-Services in its cable business. The building was also previously used for Westside Independent's corporate offices. The building has approximately 1,600 square feet. The building is also now used as the city offices for Westside, Iowa. Breda does not charge any rent to the city of Westside for its use of the building.

      Tele-Services owns buildings located in twenty different towns which house some equipment used to receive, descramble and transmit television signals. This type of equipment is sometimes referred to in the cable industry as "head-end equipment." The buildings each have approximately 150 square feet. The buildings are located on real estate in each of the towns, which is generally made available to Tele-Services under its franchise or agreement with those towns. Tele-Services' use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, and in some cases is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

      Tele-Services previously owned the real estate and buildings comprising 103 East Main, Breda, Iowa. The building was utilized by Tele-Services, Breda and Prairie Telephone as their corporate offices until Breda's new corporate office building was completed on September 13, 2002. Tele-Services sold the real estate and buildings on contract, and the remaining contract balance was pre-paid in full on February 14, 2003.

      All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan which is described in the following paragraph.

      The aggregate amount outstanding as of December 31, 2003 under Breda's existing loan agreement with the Rural Telephone Finance Cooperative was $1,777,644. The loan has a fifteen year term that matures in September 2013.

      Prairie Telephone and Breda also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $500,000 and $1,500,000. Those lines of credit will currently expire on November 30, 2005 and December 1, 2005, respectively. No amounts were outstanding under either of those lines of credit on December 31, 2003.

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

      Breda believes that its and its subsidiaries' real estate, buildings and other improvements are adequate to conduct their businesses as conducted or proposed to be conducted at the time of the preparation of this annual report. Breda also believes that its and its subsidiaries' buildings and improvements have been maintained in good repair and condition, ordinary wear and tear and depreciation excepted. Breda also believes the buildings and improvements are adequately insured.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 1999. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and internet access.

      Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called "head end" equipment. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 10 years. The current equipment was purchased over the period from 1984 to 1998. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

      Breda, Prairie Telephone, Westside Independent, Tele-Services, and BTC, Inc. also hold various easements for their various telephone and cable lines and other property. Some of those easements are on or across real estate of the cities or other governmental authorities whose areas are being served, and others are on or across private property.

Item 3. Legal Proceedings.

      As of the date of this annual report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda's property was subject, other than for routine litigation, if any, that was incidental to its business. As of the date of this annual report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its property.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of Breda during the period of October 1, 2003 through December 31, 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Breda is authorized to issue 5,000,000 shares of common stock. Breda had 31,694 shares of its common stock issued and outstanding as of December 31, 2003. Those shares were held by approximately 569 different shareholders.

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

      Since approximately January 1, 1996, no person has been allowed to purchase more than thirty shares of common stock from Breda. A shareholder can own more than thirty shares, subject to the 1% limitation discussed in the following paragraph, but only thirty shares can be acquired through the issuance of the shares by Breda. Breda has not issued any shares since 1998, and Breda presently has no plans to issue any additional shares.

      No shareholder may own more than 1% of the total issued and outstanding common stock of Breda unless:

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

      The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly-issued shares and the redemption price to be $149 per share. The $149 amount was not based on Breda's book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the issuance price and redemption price given the sale of Breda's direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda's books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

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

      The board again followed Breda's historical practices on this issue by announcing a new issuance price and redemption price of $303.00 per share at the May 20, 2003 annual meeting of the shareholders. The $303.00 per share amount was based upon Breda's 2002 audited financial statements, after net book value was adjusted for undistributed earnings of the equity investments.

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

      The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to the current $303 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

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

      Since there is no public trading market or any other principal market for Breda's common stock, repurchases of common stock by Breda currently is the primary method for a shareholder to be able to sell the shareholder's shares. Breda's repurchases of its common stock are discussed below in this Item.

      As discussed below, an auction was held in October, 1999, at which shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders. There are no current plans to arrange any other auctions in the future. Breda also maintains a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

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

      No shareholder can sell or transfer any of his or her shares of Breda to any person who is not eligible to be a shareholder in Breda by reason of the fact that the person is receiving services from Breda and is residing in the Breda or Lidderdale telephone exchange areas served by Breda, with one exception. The exception is that a person who was a shareholder on July 20, 1995, may make a one time transfer of the shares held by the person on that date to a family member of the shareholder (which means a spouse, natural born or adopted child, grandchild, parent, grandparent, or sibling), even if the family member is not receiving services from Breda and is not residing in the Breda or Lidderdale telephone exchange areas served by Breda. These transfers are not subject to Breda's right of first refusal described in the following paragraph. Any family member receiving shares by this process does not have the same right, however, and can only sell or transfer the shares in accordance with the Amended and Restated Articles of Incorporation of Breda.

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

      The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of October 1, 2003 through December 31, 2003.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      -----------------------------------------------------------------------------------------
                                                                                    Maximum
                                                                Total Number       Number (or
                                                                 of Shares        Approximate
                                                                Purchased as     Dollar Value)
                                                                  Part of        of Shares that
                                                                  Publicly         May Yet Be
                          Total Number       Average Price       Announced         Purchased
                            of Shares          Paid per           Plans or      Under the Plans
         Period           Purchased(1)         Share(2)          Programs(1)     or Programs(1)
      -----------------------------------------------------------------------------------------
      Month #1
      (October 1,         27 Shares of
      2003-October        Common             $303.00 per
      31, 2003            Stock              Share                  -0-               -0-
      -----------------------------------------------------------------------------------------
      Month #2
      (November 1,        20 Shares of
      2003-November       Common             $303.00 per
      30, 2003)           Stock              Share                  -0-               -0-
      -----------------------------------------------------------------------------------------
      Month #3
      (December 1,
      2003-December
      31, 2003)                -0-               N/A                N/A               N/A
      -----------------------------------------------------------------------------------------
      Total                     47               --                 -0-               -0-
      -----------------------------------------------------------------------------------------

      (1) All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, which rights are discussed above in this Item, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

      (2) All of the shares of common stock were purchased by Breda at the $303 redemption price that was established by the board of directors at the May 20, 2003 annual meeting of Breda's shareholders.

      Given that repurchases of common stock by Breda currently are the primary method for a shareholder to be able to sell the shareholder's shares, the following paragraphs provide additional information on Breda's purchases of its common stock from its shareholders.

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

      Over the period of January 1, 2001 through June 30, 2001, Breda repurchased 220 shares of its common stock from two different shareholders, at a purchase price of $235 per share. During the quarter ended June 30, 2001, Breda repurchased 1,104 shares of its common stock from five different shareholders, at a purchase price of $258 per share. Over the period of July 1, 2001 through December 31, 2001, Breda repurchased 892 shares of its common stock from nineteen different shareholders, at a purchase price of $258 per share.

      During the period of January 1, 2002 through March 31, 2002, Breda repurchased 244 shares of its common stock from six different shareholders, at a purchase price of $258 per share. During the period of April 1, 2002 through June 30, 2002, Breda repurchased 43 shares of its common stock from one shareholder at a purchase price of $258 per share, and 720 shares of its common stock from ten different shareholders, at a purchase price of $280 per share. During the period of July 1, 2002 through December 31, 2002, Breda repurchased 1,018 shares of its common stock from 15 different shareholders, at a purchase price of $280 per share.

      During the period of January 1, 2003 through March 31, 2003, Breda repurchased 188 shares of its common stock from six different shareholders, at a purchase price of $280 per share. During the period of April 1, 2003 through September 30, 2003, Breda repurchased 1,071 shares of its common stock from thirteen different shareholders at a purchase price of $303 per share. Breda's repurchases of its shares of common stock during the last quarter of 2003 are discussed above in this Item.

      There were transfers among the shareholders of Breda during some of the above periods for which Breda did not exercise its right of first refusal. Some of those transfers are noted below.

      Breda's ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RTFC. Those restrictions are discussed below in this Item.

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

      The marketability and value of Breda's shares of common stock may also be limited or adversely affected by some of the other terms of the common stock. For example, each shareholder is entitled to only one vote on each matter presented to the shareholders, regardless of the number of shares of common stock held by the shareholder, with one exception regarding shareholders who previously held Class A stock of Breda. Those shareholders have one vote for each share of former Class A stock previously held by them on February 28, 1995, and continuing until one of the following occurs:

            o     the shareholder no longer receives service from Breda,

            o the shareholder no longer resides in the Breda or Lidderdale telephone exchange area served by Breda,

            o     the shareholder dies, or

            o the shareholder transfers the shareholder's shares to someone else.

      As of December 31, 2003, there were 22 shareholders with multiple voting rights arising from their prior ownership of Class A stock, and they have one vote for each share of the former Class A stock previously held by them. Those 22 shareholders previously had a total of 61 shares of Class A stock.

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

      The board of directors of Breda determined in late 1999 to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda's common stock to any qualified buyer, and to allow qualified buyers to advise Breda of the fact that they desire to purchase shares of Breda's common stock from other shareholders of Breda. Breda will keep a list of those shareholders and qualified buyers, and make the list available to all of the shareholders and qualified buyers on the list. A qualified buyer is a person who is a resident of the Breda or Lidderdale telephone exchange areas served by Breda who subscribes to Breda's telephone services, or an entity which has its principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribes to Breda's telephone services.

      A person or entity cannot, however, be a qualified buyer if the person or entity already owns more than 1% of the total issued and outstanding shares of common stock of Breda. Also, a qualified buyer cannot purchase shares from any shareholder of Breda to the extent that the shares purchased by the qualified buyer would cause the qualified buyer to own more than 1% of the total issued and outstanding shares of common stock of Breda. If a person owns 5% or more of the ownership interests of an entity which owns shares of Breda's common stock, the shares of Breda's common stock held by that entity and by the person will be added together for determining whether the 1% limitation is exceeded. The 1% limitation is set forth in the Amended and Restated Articles of Incorporation of Breda. The terms of any sale between a shareholder and a qualified buyer will be negotiated by them, and no one is required to sell or buy any shares because their name is on the list. Breda also retains its right to purchase any shares which are intended to be sold by any shareholder to any qualified buyer under the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation.

      During the calendar year 2000, five separate sales of shares occurred between shareholders on the list. Two sales each involved two shares, which were sold for $235 per share. One sale involved fifty-three shares, which were sold for $235 per share. One sale involved thirty-one shares, which were sold for $155 per share. One sale involved two shares, which were sold for $149 per share. Breda elected not to exercise its right of first refusal on any of these shares.

      During the calendar year 2001, three separate sales of shares occurred between shareholders on the list. Two sales each involved seven shares, which were sold for $258 per share. The other sale involved forty-three shares, which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on any of these shares.

      During the calendar year 2002, three separate sales of shares occurred between shareholders on the list. Two sales involved two shares which were sold for $258 per share. The other sale involved three shares which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on any of these shares.

      During the calendar year 2003, one separate sale occurred between shareholders on the list. The sale involved two shares, which were sold for $280 per share. Breda elected not to exercise its right of first refusal on any of these shares.

      During the calendar year 2003, five separate transfers of shares of Breda's common stock occurred with respect to which Breda did not exercise its right of first refusal to purchase those shares. Two transfers each involved twenty shares and two shareholders. Two transfers each involved two shares and two shareholders. One transfer involved two hundred twelve shares and one shareholder.

      Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

      Breda has declared and paid five dividends to its shareholders since Breda was incorporated in 1964. The dividends were declared on, respectively, March 15, 1999, March 13, 2000, March 12, 2001, April 8, 2002 and March
      10, 2003. Each of those dividends was in the amount of $3.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214 and $98,436.

      Payment of dividends is within the discretion of Breda's board of directors, and out of funds legally available therefor as provided in the Iowa Business Corporation Act. Breda's ability to declare and pay dividends is also restricted by some of the covenants in its loan agreements with the RTFC. Under those agreements, Breda may not pay any dividends without the prior written approval of the RTFC unless, after the payment, Breda is in compliance with the various ratios, net worth and margin requirements set forth in the loan agreements. Breda also may not pay any dividends if Breda is in default under the loan agreements or if the payment of the dividends would cause Breda to be in breach of the loan agreements.

      The restrictions in the RTFC loan agreements also apply to Breda's purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may also preclude Breda from being able to repurchase its shares of stock as otherwise discussed in this Item.

      Breda does not currently believe, however, that the restrictions in the RTFC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock, should Breda otherwise determine to do so.

      No shares of stock were issued by Breda in 2003. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Overview.

      This Item 6 should be read in conjunction with the financial statements and related notes included in Item 7 of this annual report.

      Breda organizes its business into three reportable segments. Those segments are local exchange carrier services, broadcast services, and Internet service provider services. Breda has organized its business into those segments because the segments are each strategic business units that are managed separately and that offer different products and services in different regulatory environments.

      The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda. Breda also began to offer local exchange carrier services in the Carroll, Iowa market area in October, 2003, through BTC, Inc. Breda also provides long distance services to its customers in the local exchanges, and has provided long distance services in the Carroll, Iowa market area through BTC, Inc. since July, 2000. The broadcast services segment provides cable television services to customers in a total of eighteen towns in Iowa and one town in Nebraska. The Internet service provider services segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone.

      The segments in which Breda and its subsidiaries operate are as follows:

         Local Exchange Carrier
                      Breda
                      Prairie Telephone
                      Westside Independent
                      BTC, Inc.

         Broadcast Services
                      Tele-Services

         Internet Service Provider
                      BTC, Inc.

      Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      Breda's primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

      o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2004, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

      o Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat or fixed rate or may depend upon usage. As discussed in Item 1 of this annual report, interstate and intrastate access charge rates are subject to regulation by various governmental authorities. Access charge revenues constitute a substantial part of Breda's consolidated revenues, and a material risk to Breda arises from the regulation of access charge rates by those authorities. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

            The access charge rate payable to telephone companies like Breda, Prairie Telephone, Westside Independent and BTC, Inc. which utilize the "average schedule" basis for receiving access charge revenues, is based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda's total access charge revenues had been increasing in recent years, but Breda's access revenue decreased in 2003. Breda believes the decrease is primarily attributable to increased wireless competitors offering calling plans with such features as unlimited nights and weekend calls. Those types of features lead customers having both wireless and wireline service to use their wireless calling plans to make long distance calls, which results in less traffic being carried over the wireline networks. Also, the Iowa Utilities Board has ruled that wireless traffic is considered local traffic, so the wireless carriers are not entering into interconnection agreements with the wireline carriers for use of their networks. The wireline carriers, such as Breda, accordingly receive less traffic over their networks, and are presently receiving no payment for the traffic that the wireless carriers route over the wireline networks. Various industry associations and their consultants are continuing their negotiations with wireless carriers to attempt to obtain some compensation for wireline carriers for the termination of the wireless traffic on the wireline networks. Breda is not able to quantify the dollars that Breda and its subsidiaries are not receiving for this wireless traffic at this time, but any access revenue that could be negotiated from the wireless carriers would have a positive effect on Breda's access revenue.

            As indicated above, Breda, Prairie Telephone, Westside Independent and BTC, Inc. utilize the "average schedule" basis for receiving access charge revenues. This is the approach taken by most smaller telephone companies. Another approach available for receiving access charge revenues is the "cost" approach. Telephone companies make filings with the FCC, which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs of a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question.

            On October 20, 2000, a comprehensive access charge rate reform and deregulation plan for non-price cap, incumbent local exchange carriers (LEC's) was submitted to the FCC by the Multi-Association Group (MAG). LECs include most of the small and mid-sized local exchange carriers that service rural and insular areas in the U.S., such as Breda, Prairie Telephone, Westside Independent and BTC, Inc. MAG was a coalition of the National Rural Telecom Association, the National Telephone Cooperative Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies and the United States Telecom Association.

            One of the purposes of MAG was to formulate a comprehensive plan to settle major proceedings pending at the FCC and complete reforms required by the Telecommunications Act of 1996. In general terms, the MAG plan was designed to, among other things, modify interstate access charge rules and universal service support for LEC's.

            The FCC's October 11, 2001 order on the MAG plan became effective on July 1, 2002. Breda and its subsidiaries did not experience any materially adverse effects on their revenues from the FCC's order during the 2003 calendar year, and Breda currently believes that the FCC's order will also not have any materially adverse effects on Breda's or its subsidiaries' revenues in 2004.

            As noted above, Breda also anticipates pressure for the lowering of state access charge rates. For example, concerns have been raised by the Iowa Legislature as well as the Iowa Utility Board regarding intra-state access rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecom Association and the Rural Iowa Independent Telephone Association has been formed to compile data from the local telephone companies, such as Breda, in order to document not only the justification of the present intra-state access rates received by local telephone companies, but also to look at other revenue alternatives. Two industry consulting firms also worked with this joint task force. The task force has completed its analysis, and is in the process of presenting its findings and report to the Iowa Telecom Association, the Rural Independent Telephone Association and various telephone companies. After receiving their responses, it is contemplated that a final report will be presented to the Iowa Utilities Board.

            Based on the preliminary report, Breda does not believe that any increase in intra-state access rates will be recommended by the task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's revenues. Breda does not believe that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's revenues.

            Another issue relevant to intra-state access revenue is the fact that Qwest has begun minute-of-use studies with the twenty companies in Iowa which have the highest number of intrastate minutes being billed to Qwest. Breda is one of those twenty companies. Based on preliminary discussions and research with Qwest and Iowa Network Services (which submits minutes of use information to Breda for billing purposes), it has been preliminarily determined that Qwest had not routed some of its traffic according to the Local Exchange Routing Guide because Qwest had routed some of its traffic to Breda's switch that should, instead, have been routed to a cellular switch. Qwest has rerouted this cellular traffic so it no longer goes through Breda's switch, and Breda estimates that it will lose approximately $200,000 per year of intrastate access revenue from Qwest because of this traffic rerouting. Breda is not currently aware of any plans to make any retroactive adjustments to Breda's intrastate access revenues from Qwest based upon the results of the Qwest study. Breda's consultant is continuing to work with Qwest on this issue and on the discounting of Breda's carrier access invoices for wireless service provider minutes. Qwest is, however, now routing its traffic in accordance with the Local Exchange Routing Guide.

      o Revenue from the sale and lease of customer premises telephone equipment and other similar items and other miscellaneous customer services, such as custom calling services. Since the completion of the upgrading of their telephone switches in 1998 and 1999, Breda, Prairie Telephone and Westside Independent have had the capability and are offering many more custom calling features to their subscribers. BTC, Inc. also offers custom calling features to its subscribers.

            Revenues from custom calling features are not, however, a material source of revenue.

      o Fees from long distance providers for billing and collection services for long distance calls made by subscribers. Breda, Prairie Telephone and Westside Independent have been experiencing increased competition in this area over the past three years. Their competitors include other third parties providing these services, and competition from the long distance providers themselves since some providers have decided to handle their own billing and collection. Breda may at some point make a determination to stop providing billing and collection services for other carriers.

      o Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda experienced a 47.5% increase in its long distance customer base from December of 2001 to December of 2002, and a 44.5% increase from December of 2002 to December of 2003.

      o Breda, Prairie Telephone, Westside Independent and BTC, Inc. each generate revenues from providing Internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. As noted in Item 1, they are experiencing intense services and pricing competition in providing Internet access.

      Breda's other primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could result in further adverse effects on Tele-Services' business. The telecommunications and cable industries are also continually changing, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Breda currently believes, however, that the cable services provided by Tele-Services will continue to be desirable in the areas served by Tele-Services for at least those subscribers who desire a lower priced product that allows local channel options.

      Tele-Services is continuing to work with an engineering firm to review its systems and to work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community as is currently the case, and to lower maintenance costs for that equipment. There has not, however, been any economically feasible option identified from these reviews up to this point. Tele-Services is installing additional equipment and electronics in order to be able to provide more channel line-up options to subscribers in fourteen of the nineteen towns served by Tele-Services. Tele-Services hopes to complete those installations by May, 2004.

      Another issue faced by Tele-Services is that the companies which provide programming licensing to cable services providers are requiring the cable services providers to include particular channels on their systems as a condition of receiving a programming license. Tele-Services anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it will continue to be able to obtain programming licenses.

      Other miscellaneous sources of revenue are discussed in the financial statements included in Section 7 of this annual report.

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue as of the close of each of the past two fiscal years which was derived from the three reportable segments of Breda which are noted above:

                                                        2002        2003
                                                       ------      ------

            Local Exchange Carrier (1)                   71.6%       75.2%
            Broadcast (2)                                16.3%       14.7%
            Internet Service Provider (3)                12.1%       10.1%
                                                       ------      ------

                          Total                           100%        100%

            (1) This segment includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers,
                  (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, (iv) per minute rates and calling plans rates for long distance services, and (v) monthly cellular commissions, advertising fees, and miscellaneous revenues.

            (2) This segment includes monthly fees charged for basic and premium cable services.

            (3) This segment includes monthly fees charged for internet services.

      Twelve-months ended December 31, 2003 Compared to Twelve-months ended December 31, 2002

      NET INCOME

      Consolidated net income for the twelve-month period ended December 31, 2003 was $1,189,506, which was a $28,915, or 2.4%, decrease when compared to the $1,218,421 of consolidated net income for the twelve-month period ended December 31, 2002.

      The $28,915 decrease in net income resulted from the following four factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment decreased $105,797, or 12.9%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002.

            2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $24,042, or 2.1%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002.

            3) Income taxes increased $17,928, or 2.6%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002.

            4) The cumulative effect of an accounting change, net of tax, of $70,768 during the twelve-month period ended December 31, 2002, reflects an impairment of goodwill from the implementation of Statement of Financial Accounting Standard 142 on January 1, 2002. There were no material accounting changes during the twelve-month period ended December 31, 2003.

      OPERATING REVENUES

      There was an increase in total operating revenues for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002, of $208,892, or 3.5%. The segments making up total operating revenues and their contributions to the $208,892 increase between the two periods are as follows: local exchange carrier services - $374,143; broadcast services - ($66,044); and Internet services - ($99,207).

      Local Exchange Carrier Services - $374,143

      Local exchange carrier services revenue accounted for 75.2% of the operating revenue in the twelve-month period ended December 31, 2003. The components of, and their contributions to, the $374,143 increase in local exchange carrier services revenue for the twelve-months ended December 31, 2003, when compared to the twelve-months ended December 31, 2002, are as follows: local network services - $17,167; network access services - ($146,469); long distance services - ($6,581); cellular services - $384,667; and miscellaneous - $125,359.

      Local network services revenue was similar for the twelve-month periods ended, respectively, December 31, 2003 and December 31, 2002, with a 3.0% increase during the twelve-month period ended December 31, 2003. The increase is mainly attributable to the start-up of BTC, Inc.'s competitive local exchange carrier operation in Carroll, Iowa, in October 2003, which resulted in the addition of new local exchange customers. Network access services revenue, however, decreased $146,469, or 5.8%, during the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002. The decrease in network access revenue is mainly volume related, as discussed previously in this annual report. Breda, Prairie Telephone and Westside Independent wrote off $46,166 in access revenue in 2003 that became uncollectible when Touch America and One Star filed for bankruptcy protection, which resulted in lower access revenues for the twelve-month period ended December 31, 2003. Breda had also written off uncollectible access revenue during 2002 from the bankruptcy filings of WorldCom and Global Crossing. Breda has also had lower access revenue in both 2002 and 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Accordingly, during the years ended December 31, 2003 and 2002, Breda has reduced its network access revenue by approximately $169,000 and $72,000 respectively related to estimated wireless terminating access, which was billed but not collectible. Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them also arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, and future reductions in access charge rates are likely.

      Breda's long distance services customer base continues to grow, and Breda believes that long distance services should be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet. Breda anticipates growth particularly in the local exchange area of Carroll, Iowa, which is served through BTC, Inc. As noted above, BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October 2003. The twelve-month period ended December 31, 2003, however, reflected a 6.0% decrease in long distance services revenues, when compared to the twelve-month period ended December 31, 2002. While Breda's overall long distance customer base increased 44.5% for the twelve-month period ended December 31, 2003, Breda is experiencing an industry-wide phenomenon of an overall decrease in minutes of use by its long distance customers. As discussed previously in this annual report, Breda believes the wide area calling rate plans offered by its wireless competitors is a big reason for the decrease in Breda's total long distance minutes.

      Breda expanded its cellular retail operations in Carroll, Iowa by taking over the management of a U.S. Cellular kiosk located in the Wal-Mart store in Carroll, Iowa, on August 1, 2002. The $384,667, or 42.2%, increase in cellular services revenue for the twelve-month period ended December 31, 2003, when compared to the twelve-month period December 31, 2002, reflects the increased sales generated through Breda's two Carroll, Iowa locations and the increased sales generated through the efforts of outside sales staff, who travel and make direct contact with potential customers.

      Miscellaneous revenue increased $125,359, or 84.5%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. Four items made up most of this increase for the twelve-month period ended December 31, 2003. The first item was the performance of fiber installation contractual work for an outside corporation, which generated $50,000 in miscellaneous revenue, before materials, equipment and labor costs. The second item was the receipt of a Qwest refund on co-location expenditures of approximately $28,229. Breda also performed boring and related services for neighboring telephone companies, which generated almost $15,000 in miscellaneous revenue. Breda received $21,250 through an Iowa Jobs Training Program for its partnership with the Des Moines Area Community College in a multi-year educational training program for its employees. The project was approved by the Iowa Department of Economic Development.

      Broadcast Services ($66,044)

      Broadcast services revenue decreased $66,044, or 6.8%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. Tele-Services continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced an 11.7% decrease in its customer base when comparing the twelve-month period ended December 31, 2003, to the twelve-month period ended December 31, 2002. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

      Internet Services ($99,207)

      Internet services revenue decreased $99,207, or 13.7%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. The decrease is directly attributable to the 14.6% decrease in BTC, Inc.'s Internet service customer base when comparing the two twelve-month periods. The decrease in BTC, Inc.'s customer base is the result of the intense competition by multiple Internet service suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2002 and 2003. The programs have, however, resulted in reduced Internet services revenue in both 2002 and 2003 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers due to the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet, as well as local telephone and other communication services.

      OPERATING EXPENSES

      There was an increase in total operating expenses of $314,689, or 6.1%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services increased $278,551, or 12.0%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. Most of the increase in cost of services was caused by increased cellular services costs of $313,943. Breda's cellular revenue increased $384,667, or 42.2%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. Cellular service costs increased 56.4%, however, as part of providing those increased services during the twelve-month period ended December 31, 2003. The cost of cable TV services and the cost of Internet services decreased 1% and 13.2%, respectively, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. The decrease in those costs was a function of a decreased customer base for the year ended December 31, 2003.

      Most of the remaining increase in cost of services for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002, was the result of costs incurred in preparing and moving Breda's and BTC, Inc.'s Carroll, Iowa operations to a new building in Carroll, Iowa and operating costs for BTC, Inc. during the final testing processes for the start-up of BTC, Inc.'s local exchange carrier services. There are no corresponding expenses for the twelve-month period ended December 31, 2002.

      Depreciation and amortization expense decreased $13,279, or 1.2%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. The decrease is attributable to the fact that some of Breda's assets have reached their maximum depreciable life, so even though the assets are still in use, there is no further depreciation expense that can be taken on the assets. Breda expended funds for facilities and equipment for BTC, Inc.'s operations, but those assets were not operational until October, 2003. The twelve-month period ended December 31, 2003 includes depreciation for only the period of time that those assets were in use during 2003.

      Selling, general and administration expenses increased $49,417, or 2.8%, for the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002. The increase was mainly the result of consulting fees generated in connection with the start-up of BTC, Inc.'s local exchange carrier services, and overall increased labor and benefit costs.

      OPERATING INCOME

      The net result of the operating revenue and operating expenses was a decrease of $105,797, or 12.9%, in operating income for the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002.

      OTHER INCOME (EXPENSE)

      Other income (expense) increased $24,042, or 2.1%, during the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002. The increase was mainly attributable to three items. The first item is interest and dividend income, which decreased $21,586, or 7.2%, when comparing the twelve-month period ended December 31, 2003, to the twelve-month period ended December 31, 2002. The decrease in interest and dividend income was mainly due to lower interest income rates available on investments during the twelve-month period ended December 31, 2003, as compared to the rates available during the twelve-month period ended December 31, 2002. The second item is income from equity investments, which increased $120,891, or 13.2%, during the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the twelve-month period ended December 31, 2003, is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships, which have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contract. The new roaming contracts have been negotiated at lower rates. As a result, the cellular investments making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future. The third item was a $84,925, or 94.1%, decrease in other net miscellaneous income during the twelve-month period ended December 31, 2003, when compared to the same twelve-month period in 2002. Tele-Services recognized a $102,986 gain on the sale of its former corporate office building at 103 East Main in Breda, Iowa on October 1, 2002. The gain was included in the twelve-month period ended December 31, 2002, and there is no corresponding entry during the twelve-month period ended December 31, 2003.

      INCOME BEFORE INCOME TAXES

      Income before income taxes decreased $81,755, or 4.1%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. The $81,755 decrease was the result of the $105,797 decrease in operating income and the $24,042 increase in other income (expense).

      NET INCOME

      Income before income taxes decreased $81,755, or 4.1%, for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended 2002. Income taxes, however, increased $17,928, or 2.6%, when comparing the two twelve-month time periods. The effective tax rate in 2003 was 37.4%, versus 34.9% in 2002. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      The cumulative effect of an accounting change, net of tax, of $70,768 during the twelve-month period ended December 31, 2002, reflects an impairment of goodwill, for which there was no corresponding entry during the twelve-month period ended December 31, 2003. The Financial Accounting Standards Board issued Financial Accounting Statement No. 142 in August, 2001 relating to the treatment of goodwill, and those new accounting principles were incorporated into Breda's financial statement beginning January 1, 2002. Under those accounting principles, Breda is no longer able to expense over a fifteen-year period the portion of the Westside purchase price which had been allocated to goodwill. The goodwill is now reviewed annually for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Financial Accounting Statement No. 142 requires that Breda recognize an impairment loss when the carrying amount of goodwill is greater than its implied fair value. These tests have been applied to the goodwill and intangible assets of Breda and its subsidiaries, and the net-of-tax impairment expense incurred at January 1, 2002 was Breda's estimate of the expense to offset earnings for the carrying amount of the Westside purchase goodwill attributable to broadcast services which was in excess of the fair value of that asset based on discounted cash flow valuation upon implementation of SFAS 142.

      Net income decreased $28,915, or 2.4%, for the twelve-month period ended December 31, 2003, when compared to the same period in 2002.

      Liquidity and Capital Resources at Twelve Months ended December 31, 2003.

      Cash Flows

      Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations for the twelve-month periods ended December 31, 2003 and December 31, 2002, was, respectively, $2,414,760 and $1,650,381. The cash flows from operations for the twelve-month period ended December 31, 2003 were primarily attributable to a positive net income of $1,189,506, plus the addition of non-cash expenses of $1,382,873 from depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits, which were then offset by $362,616 (net of cash distributions received of $676,786) of non-cash, equity income in unconsolidated affiliates. The net decrease in assets and liabilities of $204,997 was also added to net income to generate the net cash provided by operating activities of $2,414,760.

      The cash flows from operations for the twelve-month period ended December 31, 2002 were primarily attributable to a positive net income of $1,218,421, plus the addition of non-cash expenses of $1,044,249 from depreciation, amortization, note receivable discount, and deferred income taxes, the addition of the $102,611 gain on Tele-Services' sale of its former corporate office, the addition of $119,945 from the cumulative effect of an accounting change, plus the net effect of a $223,850 increase in operating assets and a $110,252 increase in operating liabilities, less the $721,247 of non-cash equity income in unconsolidated affiliates.

      Cash used in investing activities was $1,617,133 for the twelve-month period ended December 31, 2003, and $1,623,797 for the twelve-month period ended December 31, 2002. Capital expenditures relating to ongoing business were $1,008,124 for the twelve-month period ended December 31, 2003, and $754,895 for the twelve-month period ended December 31, 2002. A new corporate office building was constructed in Breda, Iowa in 2002 at a cost, including furnishings and fixtures, of $480,000. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003, which is reflected in the increased capital expenditures for the twelve-month period ended December 31, 2003, when compared to the twelve-month period ended December 31, 2002. Breda received $160,000 in February, 2003 as an early payoff of a building contract note receivable. Breda's capital expenditures in 2003 were at a similar level to those made in 2002, after exclusion of the building purchase for $246,000. Capital used in investing activities in 2002 included an additional $248,273 investment in Alpine Communications L.C. and capital used in investing activities in 2003 included an additional $125,500 investment in RSA #1, Ltd. by Prairie Telephone in November, 2003.

      Cash used in financing activities was $624,811 in 2003, and $791,265 in 2002. Breda used cash in 2003 to repay $134,981 of borrowings from the RTFC, to redeem common stock for $391,394, and to pay dividends of $98,436. Breda used cash in 2002 to repay $126,365 of long-term debt, to redeem common stock for $560,686, and to pay dividends of $104,214. Breda funds the redemption of its stock from cash flows from operations. Breda redeemed 1,306 shares and 2,025 shares in, respectively, 2003 and 2002.

      Working Capital

      Working capital was $1,839,171 as of December 31, 2003, compared to working capital of $1,950,070 as of December 31, 2002. The ratio of current assets to current liabilities was 4.0 to 1.0 as of December 31, 2003, and 3.6 to 1.0 as of December 31, 2002.

      Breda had a $228,418 decrease in current assets during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The decrease in current assets was mainly attributable to a $75,300 increase in cash and temporary investment, which was offset by a $272,126 decrease in accounts receivable. Customer accounts receivable as of December 31, 2003 were comparable to customer accounts receivable as of December 31, 2002. The $272,126 decrease in accounts receivable was mainly attributable to a $201,897 reduction in the amount of outstanding payments due to Breda from interexchange carriers, and a decrease of $65,357 in the commissions due to Breda under its agency contract with U.S. Cellular.

      Noncurrent assets, which mainly consist of longer-term investments, increased $1,107,819 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. Long term investments increased $791,778 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. On May 2, 2001, Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. The note is shown net of unamortized discounts of $16,866 and $31,208 at, respectively, December 31, 2003 and December 31, 2002. $291,134 of the note is included in long-term note receivables, and $144,000 of the note is included in short-term note receivables as of December 31, 2003. Investments in unconsolidated affiliates at equity increased $488,116 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the twelve-month period ended December 31, 2003.

      Tele-Services entered into a five-year contract with Toyne, Inc. in September, 2001, pursuant to which Tele-Services sold its corporate office building to Toyne, Inc. for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining $160,000 balance was shown as $140,000 in long-term note receivables and $20,000 in short-term note receivables on Breda's balance sheet as of December 31, 2002. The $160,000 balance was paid in full on February 14, 2003.

      Current liabilities decreased $117,519 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. Accounts payable decreased $29,077. A $3.00 per share dividend, for an aggregate amount of $98,436, was declared by Breda's board of directors to shareholders of record on March 10, 2003, and the dividend was paid on April 1, 2003. Accrued taxes decreased $60,487 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002.

      Common stock had a net increase of $363,282 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The increase resulted primarily from two items. One was the $23 per share increase in outstanding shares value on May 20, 2003, and the other was a decrease in the number of outstanding shares through the redemption of 1,306 shares of common stock by Breda during the twelve month period ended December 31, 2003. The increase in retained earnings of $336,394 during the twelve month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002, is the net effect of the stated value stock adjustment of $754,676, the dividends paid in 2003 of $98,436, and the year-to-date net income as of December 31, 2003 of $1,189,506.

      Breda anticipates that its 2004 operational, investing and financing activities will be similar to 2003, and will be funded internally through operations and temporary investments.

Item 7. Financial Statements.


                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                                    Contents

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  47

Consolidated Financial Statements:

       Consolidated Balance Sheets                                       48 - 49

       Consolidated Statements of Income                                      50

       Consolidated Statements of Stockholders' Equity                        51

       Consolidated Statements of Cash Flows                             52 - 53

       Notes to Consolidated Financial Statements                        54 - 70

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Iowa RSA No. 7 L.P., Iowa 8
- Monona Limited Partnership and RSA No. 9 L.P., limited partnerships, the investments in which, as discussed in Note Four to the consolidated financial statements, are accounted for by the equity method of accounting. The investments in these limited partnerships was $1,684,771 and $1,639,850 as of December 31, 2003 and 2002, respectively, and the equity in its net income was $496,702 and $709,614 for the years ended December 31, 2003 and 2002, respectively. The financial statements of Iowa RSA No. 7 L.P., Iowa 8 - Monona Limited Partnership and RSA No. 9 L.P. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Iowa RSA No. 7 L.P., Iowa 8 - Monona Limited Partnership and RSA No. 9.L.P., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Kiesling Associates
West Des Moines, Iowa
January 30, 2004

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                2003           2002
                                                            -----------    -----------
                                   ASSETS

CURRENT ASSETS
      Cash and cash equivalents                             $ 1,205,550    $ 1,032,734
      Temporary investments                                     361,543        459,059
      Accounts receivable                                       563,542        835,667
      Interest receivable                                        52,742         68,053
      Current portion of notes receivable                       144,000        116,000
      Inventory, at average cost                                108,007         91,114
      Other                                                      25,407         86,581
                                                            -----------    -----------
                                                              2,460,791      2,689,208
                                                            -----------    -----------

OTHER NONCURRENT ASSETS
      Marketable securities                                   3,928,354      3,136,576
      Investments in unconsolidated affiliates at equity      3,942,275      3,454,159
      Other investments at cost                                 857,147        807,564
      Goodwill                                                  896,812        896,812
      Notes receivable, less current portion                    291,134        512,792
                                                            -----------    -----------
                                                              9,915,722      8,807,903
                                                            -----------    -----------

PROPERTY, PLANT AND EQUIPMENT                                 5,141,009      5,190,176
                                                            -----------    -----------

 TOTAL ASSETS                                               $17,517,522    $16,687,287
                                                            ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                  2003           2002
                                                                              -----------    -----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                                       $   144,183    $   134,981
      Accounts payable                                                            233,802        262,879
      Accrued taxes                                                               106,592        166,744
      Other                                                                       137,042        174,534
                                                                              -----------    -----------
                                                                                  621,619        739,138
                                                                              -----------    -----------

LONG-TERM DEBT, less current portion                                            1,633,461      1,777,644
                                                                              -----------    -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                                 497,795        105,534
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
      Common stock - no par value, 5,000,000 shares authorized, 31,694 and
          33,000 shares issued and outstanding at $303 and $280
          stated values, respectively                                           9,603,282      9,240,000
      Retained earnings                                                         5,161,365      4,824,971
                                                                              -----------    -----------
                                                                               14,764,647     14,064,971
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,517,522    $16,687,287
                                                                              ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2003 and 2002

                                                        2003            2002
                                                    -----------     -----------

OPERATING REVENUES                                  $ 6,197,297     $ 5,988,405
                                                    -----------     -----------

OPERATING EXPENSES
      Cost of services                                2,604,184       2,325,632
      Depreciation and amortization                   1,057,290       1,070,569
      Selling, general, and administrative            1,821,600       1,772,184
                                                    -----------     -----------
                                                      5,483,074       5,168,385
                                                    -----------     -----------

OPERATING INCOME                                        714,223         820,020
                                                    -----------     -----------

OTHER INCOME (EXPENSES)
      Interest and dividend income                      277,690         299,276
      Interest expense                                 (136,909)       (146,571)
      Income from equity investments                  1,039,402         918,511
      Other, net                                          5,288          90,213
                                                    -----------     -----------
                                                      1,185,471       1,161,429
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                            1,899,694       1,981,449
                                                    -----------     -----------

INCOME TAXES                                            710,188         692,260
                                                    -----------     -----------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                            1,189,506       1,289,189
                                                    -----------     -----------

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
    TAX                                                      --         (70,768)
                                                    -----------     -----------

NET INCOME                                          $ 1,189,506     $ 1,218,421
                                                    ===========     ===========

NET INCOME PER COMMON SHARE BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                     $     36.89     $     37.95

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
      TAX                                                    --           (2.08)
                                                    -----------     -----------

NET INCOME PER COMMON SHARE                         $     36.89     $     35.87
                                                    ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2003 and 2002

                                           Common Stock
                                      -----------------------         Retained
                                      Shares         Amount           Earnings            Total
                                      ------      -----------       -----------       ------------
Balance at December 31, 2001          35,025      $ 9,036,450       $ 4,475,000       $ 13,511,450

   Comprehensive income:

      Net income                                                      1,218,421          1,218,421

   Dividends paid                                                      (104,214)          (104,214)

   Common stock redeemed, net         (2,025)        (560,686)                            (560,686)

   Stated value stock adjustment                      764,236          (764,236)
                                      ------      -----------       -----------       ------------

Balance at December 31, 2002          33,000        9,240,000         4,824,971         14,064,971

   Comprehensive income:

      Net income                                                      1,189,506          1,189,506

   Dividends paid                                                       (98,436)           (98,436)

   Common stock redeemed, net         (1,306)        (391,394)                            (391,394)

   Stated value stock adjustment                      754,676          (754,676)
                                      ------      -----------       -----------       ------------

Balance at December 31, 2003          31,694      $ 9,603,282       $ 5,161,365       $ 14,764,647
                                      ======      ===========       ===========       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                                  2003            2002
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $ 1,189,506     $ 1,218,421
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                         1,057,290       1,070,569
          Deferred income taxes                                                   349,694             739
          Amortization of investment tax credits                                   (9,769)         (9,769)
          Equity income in unconsolidated affiliates, net of distributions received of $676,786 and $197,264 in 2003 and 2002,
            respectively                                                         (362,616)       (721,247)
          Note receivable discount                                                (14,342)        (17,290)
          Gain on sale of building                                                     --         102,611
          Cumulative effect of accounting change                                       --         119,945
      Changes in assets and liabilities:
          (Increase) Decrease in:
              Receivables                                                         287,437        (292,284)
              Prepayments                                                          61,174          66,520
              Inventory                                                           (16,893)          1,914
          Increase (Decrease) in:
              Accounts payable                                                    (29,077)         67,869
              Accrued taxes                                                       (60,152)         25,640
              Other                                                               (37,492)         16,743
                                                                              -----------     -----------
          Net cash provided by operating activities                             2,414,760       1,650,381
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                     (1,008,124)       (754,895)
      Purchase of investments                                                  (1,747,160)     (1,464,892)
      Purchase of other investments - at equity                                  (125,500)       (248,273)
      Purchase of other investments - at cost                                      (3,566)         (3,400)
      Issuance of notes receivable                                                     --        (160,000)
      Proceeds from the sale of investments                                     1,052,898         999,499
      Proceeds from the sale of other investments - at cost                         6,319           7,333
      Repayment of notes receivable                                               208,000              --
      Cost of removing plant, net of salvage                                           --             831
                                                                              -----------     -----------
          Net cash used in investing activities                                (1,617,133)     (1,623,797)
                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of long term debt                                                (134,981)       (126,365)
      Common stock redeemed, net                                                 (391,394)       (560,686)
      Dividends paid                                                              (98,436)       (104,214)
                                                                              -----------     -----------
          Net cash used in financing activities                               $  (624,811)    $  (791,265)
                                                                              -----------     -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                          2003          2002
                                                       ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents   $  172,816    $ (764,681)

Cash and Cash Equivalents at Beginning of Year          1,032,734     1,797,415
                                                       ----------    ----------

Cash and Cash Equivalents at End of Year               $1,205,550    $1,032,734
                                                       ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business

      The Breda Telephone Corporation (herein referred to as "the Company") is a provider of telecommunications exchange and local access services, cable television services and internet services in a service area located primarily in western Iowa. The company is also involved in retail sales of cellular equipment and service plans for cellular partnerships of which it owns interests, and sales of other telecommunications equipment.

      Basis of Presentation

      The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent revenues and expenses. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the telephone company are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission (FCC) as modified by the state regulatory authority.

      The accounting records for the Company's cable television operations are maintained in accordance with the Uniform System of Accounts for CATV Companies prescribed by the National Association of Regulatory Utility Commissioners.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Prairie Telephone Company, Tele-Services, Ltd., and Westside Independent Telephone Company, (herein referred to as "the Company"). All material intercompany transactions have been eliminated in consolidation.

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT POLICIES (Continued)

      Investments, (Continued)

      Debt securities for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The Company uses the FIFO method of computing realized gains and losses.

      Nonmarketable equity investments, over which the Company has significant influence or a 20% ownership, are reflected on the equity method. Other nonmarketable equity investments are stated at cost.

      Inventory

      Inventory includes both merchandise held for resale and material and supplies. Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method. Materials and supplies, used in the construction of the Company's facilities to provide telecommunications services, are recorded at average cost.

      Goodwill

      Goodwill is deemed to have an indefinite life and is stated at the lower of cost or fair value. The asset is subject to periodic impairment tests.

      Property, Plant and Equipment

      Telephone and cable television plant are capitalized at original cost including the capitalized cost of salaries and wages, materials, certain payroll taxes and employee benefits.

      The Company provides for depreciation for financial reporting purposes on the straight-line method by the application of rates based on the estimated service lives of the various classes of depreciable property. These estimates are subject to change in the near term.

      Renewals and betterments of units of property are charged to telephone and cable television plant in service. When plant is retired, its cost is removed from the asset account and charged against accumulated depreciation together with removal cost less any salvage realized. No gains or losses are recognized in connection with routine retirements of depreciable property. Repairs and renewals of minor items of property are included in plant specific operations expense.

      Repairs of other property, as well as renewals of minor items of property are included in plant specific operations expense. A gain or loss is recognized when other property is sold or retired.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Long-Lived Assets

      The Company would provide for impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current conditions, management does not believe any of its long-lived assets are impaired.

      Income Taxes

      Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes arise from differences between the book and tax basis of property and equipment, partnership interests and goodwill. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible, when the assets and liabilities are recovered or settled.

      Investment tax credits (ITC), which were deferred prior to the Tax Reform Act of 1986, are being amortized over the regulatory life of the plant which produced the ITC.

      Revenue Recognition

      The Company recognizes revenues when earned regardless of the period in which they are billed. The Company is required to provide telephone service to subscribers within its defined service territory.

      Local network, internet and cable television service revenues are recognized over the period a subscriber is connected to the network.

      Network access and long distance service revenues are derived from charges for access to the Company's local exchange network. The interstate portion of access revenues is based on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA) which is regulated by the FCC. The intrastate portion of access revenues is billed based upon the Company's tariff for access charges filed with the Iowa Utilities Board (IUB). The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried. Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at tariffed and contracted rates.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Other revenues include contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed. Cellular sales and commission revenues are recognized at the time the customer signs up for service.

      The Company uses the reserve method to recognize uncollectible customer accounts.

      Reclassifications

      Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the 2003 presentation.

NOTE 2. TEMPORARY INVESTMENTS AND MARKETABLE SECURITIES

      The amortized cost and fair value of certificates of deposits and investments classified as held-to-maturity are as follows:

                                                                 Gross               Gross
                                           Amortized          Unrealized           Unrealized            Fair
                                              Cost               Gains               Losses              Value
                                           ----------         -----------          ----------         ----------
             December 31, 2003

      Held-to-Maturity:
             Municipal bonds               $4,070,876         $   127,532          $  (34,429)        $4,163,979
             Government securities            219,021                                  (3,830)           215,191
                                           ----------         -----------          ----------         ----------
                                           $4,289,897         $   127,532          $  (38,259)        $4,379,170
                                           ==========         ===========          ==========         ==========

             December 31, 2002

      Certificates of deposit              $  275,000         $                    $                  $  275,000

      Held-to-Maturity:
             Municipal bonds                2,971,671             134,022              (4,449)         3,101,244
             Government securities            348,964                 858              (2,436)           347,386
                                           ----------         -----------          ----------         ----------
                                           $3,595,635         $   134,880          $   (6,885)        $3,723,630
                                           ==========         ===========          ==========         ==========

                                              2003                2002
                                           ----------         -----------
      Amounts classified as:
             Current                       $  361,543         $   459,059
             Noncurrent                     3,928,354           3,136,576
                                           ----------         -----------
                 Total                     $4,289,897         $ 3,595,635
                                           ==========         ===========

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 2. TEMPORARY INVESTMENTS AND MARKETABLE SECURITIES (Continued)

      Certificates of deposit and investments classified as held-to-maturity at December 31, 2003 are summarized below by contractual maturity date:

                                                           Amortized Cost       Fair Value
                                                           --------------       ----------
            Due in one year or less                          $  361,543         $  364,441
            Due after one year through three years              815,953            858,441
            Due after three years through five years            954,994            990,420
            Due after five years                              2,157,407          2,165,868
                                                             ----------         ----------
                                                             $4,289,897         $4,379,170
                                                             ==========         ==========

NOTE 3. NOTES RECEIVABLE

      Notes receivable consist of the following:

                                                      2003          2002
                                                    --------      --------

      Desktop Media, L.L.C. - 13%                   $435,134      $468,792
      Toyne, Inc.           -  7%                         --       160,000
                                                    --------      --------
                                                     435,134       628,792
                 Less current portion                144,000       116,000
                                                    --------      --------
                                                    $291,134      $512,792
                                                    ========      ========

      The note with Desktop Media, L.L.C., has an original balance of $500,000, matures in 2006 and reflects interest at 13%. The note is shown net of unamortized discounts of $16,866 and $31,208 at December 31, 2003 and 2002, respectively. Principal payments of $12,000 plus interest are due the first of each month beginning May of 2003 and shall be due each month thereafter until paid in full. On September 17, 2003 the Company signed a principal deferral agreement with Desktop Media, L.L.C. to defer principal payments due in the months of September through December 2003.

      During September 2001, the Company entered into a contract with Toyne, Inc. to sell its corporate building for $200,000. The Company received a cash deposit of $20,000 and the contract established payment terms. On October 15, 2002, the Company received a promissory note for the $180,000 at a rate of 7%. The transaction resulted in a before tax gain of $102,611 in 2002. The note was paid in full during 2003.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 4. OTHER INVESTMENTS

      INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

      Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

                                                   2003            2002
                                                ----------      ----------

      Alpine Communications, L.C                $1,300,446      $  988,228
      RSA #1, Ltd.                                 836,306         693,328
      RSA #7, Ltd.                                 275,062         244,490
      RSA #8, Ltd.                                 704,972         534,867
      RSA #9, Ltd                                  704,737         860,493
      Quad County Communications                    86,350          98,738
      Carroll County Wireless, L.L.C                25,273          24,886
      Guthrie Group, L.L.C                           9,129           9,129
                                                ----------      ----------
                                                $3,942,275      $3,454,159
                                                ==========      ==========

      The Company continues to have a 17.42% ownership interest in Alpine Communications, L.C. (Alpine). The Alpine group operates several telephone exchanges in eastern Iowa.

      The Company's percentage ownership interests in RSA #1, Ltd., RSA #7, Ltd., RSA #8, Ltd. and RSA #9, Ltd. are 9.1%, 7.1%, 11.7% and 16.7%,
      respectively, at December 31, 2003.

      Additionally, Westside Independent Telephone Company, a wholly-owned subsidiary of Breda Telephone Corporation, has a 33.33% ownership interest in Quad County Communications (Quad County). This entity owns and operates a fiber optic network.

      The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively. Both companies have purchased the licenses to provide personal communication services
      (PCS); however, neither company has begun providing PCS services as of December 31, 2003. The operations of these entities are immaterial to the consolidated financial statements.

      Investments with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 4. OTHER INVESTMENTS (Continued)

      Condensed consolidated financial data for the twelve months ended September 30, 2003 and 2002 for Alpine, RSA #1, RSA #7, RSA #8, RSA #9, and Quad County is as follows:

                                                 2003              2002
                                             -----------       -----------

      Revenues                               $42,408,080       $41,987,013
      Expenses                                30,407,082        30,542,190
                                             -----------       -----------
      Net Income                             $12,000,998       $11,444,823
                                             ===========       ===========

      Current assets                         $13,948,541       $13,208,958
      Non-current assets                      35,863,771        35,823,617
      Current liabilities                      4,417,295         4,753,174
      Non-current liabilities                 14,693,369        16,845,194

      LONG-TERM INVESTMENTS AT COST

      Long-term investments at cost include nonmarketable equity securities and certificates as follows:

                                                              2003        2002
                                                            --------    --------

      NECA Services, Inc. - stock                           $300,000    $300,000
      Rural Telephone Finance Cooperative - certificates     189,317     192,070
      Rural Telephone Bank - stock                           165,789     165,789
      Iowa Network Services - stock                           78,705      78,705
      Desktop Media, L.L.C                                    60,000      60,000
      NRTC Patronage Capital - certificates                   52,336          --
      Other                                                   11,000      11,000
                                                            --------    --------
                                                            $857,147    $807,564
                                                            ========    ========

      The NRTC declares and Breda Telephone Corporation receives a yearly patronage dividend based on the NRTC's profitability. Of the total dividend, 30% is received in cash and 70% is distributed in the form of NRTC patronage capital certificates, which will be redeemed in cash at a future date at the discretion of the NRTC. The Company has recorded an asset and an offsetting deferred income liability for the noncash portion of the patronage dividend. The deferred income is recognized as revenue when cash distributions are declared by the NRTC. Deferred revenue included in other liabilities was $52,336 at December 31, 2003.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 5. GOODWILL

      Goodwill consists of the following:

                                                  2003            2002
                                                --------      -----------

      Balance, Beginning of Year                $896,812      $ 1,016,757
           Goodwill acquired                          --               --
           Goodwill impairment                        --         (119,945)
                                                --------      -----------
      Balance, End of Year                      $896,812      $   896,812
                                                ========      ===========

      In accordance with SFAS 142, the Company annually assesses its recorded balances of goodwill. The Company determined an impairment of $119,945, related to goodwill, existed on January 1, 2002. It was determined that the goodwill related to the purchase price of Westside Communications, Inc., which is a component of the broadcast segment, was impaired. Fair value was determined using a discounted cash flow method. The impairment loss of $70,768, net of tax, is presented in the income statement as a cumulative effect of an accounting change.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment includes the following:

                                                          2003           2002
                                                      -----------    -----------
      Telephone plant in service:
            Land                                      $    41,508    $    41,508
            Buildings                                   1,580,697      1,210,087
            Other general support assets                1,571,269      1,465,661
            Central office assets                       2,618,151      2,256,252
            Cable and wire facilities                   4,452,624      4,448,036
            Other plant and equipment                     838,091        788,148
                                                      -----------    -----------
                                                       11,102,340     10,209,692
                                                      -----------    -----------

      Cable television plant in service:
            Land                                            6,086          6,086
            Buildings                                     127,937        127,938
            Other plant and equipment                     180,098        177,445
            Towers, antennas and head end equipment     1,516,105      1,509,394
            Cable and wire facilities                   1,573,524      1,573,524
            Franchises                                     32,992         32,992
                                                      -----------    -----------
                                                        3,436,742      3,427,379
                                                      -----------    -----------

            Total property, plant and equipment        14,539,082     13,637,071
            Less accumulated depreciation               9,468,930      8,468,035
                                                      -----------    -----------
                                                        5,070,152      5,169,036
            Plant under construction                       70,857         21,140
                                                      -----------    -----------
                                                      $ 5,141,009    $ 5,190,176
                                                      ===========    ===========

      Telephone cable and wire facilities of approximately $675,000 and cable television head end equipment of approximately $525,000 was fully depreciated in 2003. Depreciation on depreciable property resulted in composite rates of 7.5% and 8.1% for 2003 and 2002, respectively.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 7. INCOME TAXES

      Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                         2003          2002
                                                      ---------     ---------
      Federal income taxes:
            Current tax expense                       $ 238,562     $ 503,880
            Deferred tax expense (benefit)              264,048          (531)
            Amortization of investment tax credits       (9,769)       (9,769)
      State income taxes:
            Current tax expense                         131,701       198,888
            Deferred tax expense (benefit)               85,646          (208)
                                                      ---------     ---------
      Total income tax expense                        $ 710,188     $ 692,260
                                                      =========     =========

                 Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                        2003        2002
                                                      --------    --------
      Deferred Tax Liabilities
           Federal                                    $426,338    $269,312
           State                                       139,907      79,530
                                                      --------    --------
               Total Deferred Tax Liabilities          566,245     348,842
                                                      --------    --------

      Deferred Tax Assets
           Federal                                      90,324     197,347
           State                                        44,934      70,202
                                                      --------    --------
               Total Deferred Tax Assets               135,258     267,549
                                                      --------    --------

           Net Deferred Tax Liability                 $430,987    $ 81,293
                                                      ========    ========

      Current Portion                                 $     --    $     --
      Long-term Portion                                430,987      81,293
                                                      --------    --------
           Net Deferred Tax Liability                 $430,987    $ 81,293
                                                      ========    ========

      The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes and the amortization of investment tax credits.

      Cash paid for income taxes and estimated income taxes for 2003 and 2002 totaled $425,260 and $566,317, respectively.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 7. INCOME TAXES (Continued)

      The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                       2003        2002
                                                      ------      ------

      Statutory federal income tax rate                 34.0%       34.0%
      State income taxes, net of federal benefit        10.1%        9.6%
      Amortization of investment tax credits            (0.1)%      (0.1)%
      Dividends received deduction                      (1.4)%      (1.5)%
      Tax exempt interest                               (3.7)%      (3.9)%
      Other                                             (1.5)%      (3.2)%
                                                      ------      ------
            Effective income tax rate                   37.4%       34.9%
                                                      ======      ======

      The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8. LONG-TERM DEBT

      Long-term debt consists of:

                                                     2003          2002
                                                  ----------    ----------
      Rural Telephone Finance Cooperative
         7.35% (Fixed Rate)                       $1,777,644    $1,912,625
            Less current portion                     144,183       134,981
                                                  ----------    ----------
                                                  $1,633,461    $1,777,644
                                                  ==========    ==========

      The annual requirements for principal payments on long-term debt for the next five years are as follows:

                     2004                                $144,183
                     2005                                 154,013
                     2006                                 164,513
                     2007                                 175,729
                     2008                                 187,710

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 8. LONG-TERM DEBT (Continued)

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

      The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until December 1, 2005 at a rate of 4.65% at December 31, 2003. No funds were advanced under the line at December 31, 2003.

      In addition, Prairie Telephone Company, Inc. a wholly-owned subsidiary of Breda Telephone Corporation, has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2005 at a rate of 4.65% at December 31, 2003. No funds were advanced under the line at December 31, 2003.

      Cash paid for interest net of amounts capitalized for 2003 and 2002 totaled $136,909 and $146,571, respectively.

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

      The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                              Local                             Internet
                                            Exchange                            Service
                   2003                      Carrier         Broadcast          Provider          Other           Total
      -------------------------------      -----------      -----------       -----------       --------       -----------
      Revenues and sales                   $ 4,661,184      $   909,292       $   626,821       $     --       $ 6,197,297
      Intersegment income and sales                 --               --                --             --                --
      Interest income                          273,486            4,052               152             --           277,690
      Interest expense                         136,909               --                --             --           136,909
      Depreciation and amortization            680,483          257,039           119,768             --         1,057,290
      Income tax expense (benefit)             919,171         (100,238)         (108,745)            --           710,188
      Segment profit (loss)                  1,490,238         (144,246)         (156,486)            --         1,189,506
      Segment assets                        14,882,852        1,267,811         1,366,859             --        17,517,522
      Expenditures for segment assets          325,645           30,828           651,651             --         1,008,124

                   2002
      -------------------------------

      Revenues and sales                   $ 4,287,041      $   975,336       $   726,028       $     --       $ 5,988,405
      Intersegment income and sales                 --               --                --             --                --
      Interest income                          291,951            7,321                 4             --           299,276
      Interest expense                         146,571               --                --             --           146,571
      Depreciation and amortization            667,403          310,214            92,952             --         1,070,569
      Income tax expense (benefit)             810,014          (29,439)          (86,273)        (2,042)          692,260
      Segment profit (loss)                  1,384,318         (114,925)          (47,807)        (3,165)        1,218,421
      Segment assets                        14,345,956        1,463,418           828,015         49,898        16,687,287
      Expenditures for segment assets          596,549           14,136           144,210             --           754,895

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

      Reconciliation of Segment Information             2003           2002
      -------------------------------------          -----------   ------------

      REVENUES:
            Total revenues for reportable segments   $ 6,197,297   $  5,988,405
            Other revenues                                    --             --
                                                     -----------   ------------
                 Consolidated Revenues               $ 6,197,297   $  5,988,405
                                                     ===========   ============

      PROFIT:
            Total Profit for reportable segments     $ 1,189,506   $  1,221,586
            Other profit (loss)                               --         (3,165)
                                                     -----------   ------------
                 Net Income                          $ 1,189,506   $  1,218,421
                                                     ===========   ============
      ASSETS:
            Total assets for reportable segments     $17,517,522   $ 16,637,389
            Other assets                                      --         49,898
            Elimination of intercompany receivables           --             --
                                                     -----------   ------------
                 Consolidated Assets                 $17,517,522   $ 16,687,287
                                                     ===========   ============

NOTE 10. NET INCOME PER COMMON SHARE

      Net income per common share for 2003 and 2002 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2003 and 2002 were 32,241 and 33,968, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

      During May 2003, the board of directors authorized a $23 increase in the stated value of each share of common stock from $280 to $303. There were 32,812 shares outstanding at the time of the value adjustment, which reduced earnings by $754,676.

      During May 2002, the board of directors authorized a $22 increase in the stated value of each share of common stock from $258 to $280. There were 34,738 shares outstanding at the time of the value adjustment, which reduced earnings by $764,236.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 12. STOCK RESTRICTIONS

      The Company as one class of common stock. Each stockholder is entitled to one vote regardless of the number of shares owned. Restrictions on the stock include the following:

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

      o Stockholders shall not sell any shares of stock owned unless the Company as been given first right of refusal.

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

      o Stock transfers require consent of the board of directors.

      The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13. EMPLOYEE BENEFITS

      The Company adopted for its employees who have met certain eligibility requirements, a defined benefit retirement and security program sponsored by the National Telephone Cooperative Association (NTCA). The plan calls for the Company to contribute 8.6 % of each enrolled employees' annual gross salary. As a condition of participation, each participating employee must also contribute a minimum 3% of their annual gross salary. Contributions made by the Company totaled $92,016 and $88,860 for the years ended December 31, 2003 and 2002, respectively.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 14. ASSET RETIREMENT OBLIGATION

      SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001, and became effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with as asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

      The Company adopted SFAS No. 143 effective January 1, 2003. The Company has determined it does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143, and accordingly, adoption of SFAS No. 143 did not have a material impact on the Company's financial statements for the year ended December 31, 2003.

NOTE 15. RELATED PARTY TRANSACTIONS

      The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2003 and 2002 were approximately $1,018,000 and $778,500, respectively. At December 31, 2003 and 2002,
      $102,754 and $111,755 were due from RSA #9 for commissions.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to local service customers, all of whom are located in the franchised service area, broadcast customers, internet customers and telecommunications intrastate and interstate long distance carriers.

      The Company received 39% of its 2003 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, along with both temporary and long-term investments. The Company places its cash, cash equivalents and investments in several financial institutions which limits the amount of credit exposure in any one financial institution.

      The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 17. WIRELESS TERMINATING ACCESS REVENUE

      The Iowa Utilities Board issued an order on November 26, 2001, which stated that Qwest Corporation would not be required to pay access charges for calls placed by a wireless customer to a wireline customer carried by Qwest. Sufficient information related to the calling party is not being provided to the Company by Qwest on the toll records. Accordingly, the Company is not able to ascertain whether the caller is a wireline or wireless customer and whether access charges are or are not due to the Company. As a result, the Company continues to bill Qwest access for all terminating minutes and has had to rely on Qwest to provide adjustments for their estimate of the wireless minutes. Qwest issued a bill to the Company asking for refunds of amounts paid to the Company during the period April 1999 through February 2002 that Qwest contends were mistakenly overpaid to the Company for access charges during that period. The Company has accrued this bill for $22,600 which is in accounts payable at December 31, 2003. During the years ended December 31, 2003 and 2002, the Company has reduced its revenues approximately $169,000 and $72,000, respectively, related to Qwest estimated wireless terminating access that the Company has billed but to which Qwest has not paid.

NOTE 18. CONTINGENCY

      Qwest Communications initiated an inquiry of twenty Iowa local exchange carriers. As a result of the inquiry, the Company found in October 2003 that Qwest had been inappropriately routing cellular phone traffic through the Company's toll facilities. Upon discovery of this, Qwest rerouted this cellular traffic so that it no longer goes through the Company's facilities. The Company has taken the position that this traffic was routed over its network and the access that Qwest has paid to them was appropriately billed. Accordingly, the Company believes that this issue will not effect prior periods. The Company has estimated that network access revenues will decrease by approximately $200,000 in 2004.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Breda has not had any change in its accountants during Breda's two most recent fiscal years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item.

Item 8A. Controls and Procedures.

      The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures as of the end of the period covered by this annual report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

      No change in Breda's internal control over financial reporting occurred during Breda's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

      Directors and Officers

      The directors and executive officers of Breda are as follows:

            Name               Age              Position(s)
            ----               ---              -----------

      Dean Schettler            51          Vice-President and
                                            Director

      Clifford Neumayer         55          President and
                                            Director

      Larry Daniel              61          Secretary and
                                            Director

      Charles Thatcher          52          Director

      Rick Anthofer             47          Director

      John Wenck                64          Director

      Dave Grabner              55          Director and
                                            Treasurer

      Dean Schettler has been a director of Breda since April, 1997. He was re-elected as a director at the May 20, 2003 annual meeting of the shareholders of Breda, and his current term as a director will end at the annual shareholders meeting which is held in 2006. He has also been a director of each of Breda's subsidiaries since April, 1997. Mr. Schettler was the President of Breda and each of Breda's subsidiaries from May 11, 1998 through June 9, 2003, and he has been the Vice-President of Breda and each of Breda's subsidiaries since June 9, 2003. Mr. Schettler has been employed by Pella Corporation, Pella, Iowa, since August, 1986. He was a moulder technician until August, 1997. Since that time he has been a production coordinator. Pella Corporation is a window and door manufacturer.

      Clifford Neumayer has been a director of Breda since April, 1996. His current term as a director will end at the annual shareholders meeting which is held in 2005. He has also been a director of each of Breda's subsidiaries since April, 1996. Mr. Neumayer was the Vice-President of Breda and each of Breda's subsidiaries from May 7, 1996 through June 9, 2003, and he has been the President of Breda and each of Breda's subsidiaries since June 9, 2003. Mr. Neumayer has been self employed as a farmer since 1970.

      Larry Daniel has been a director of Breda since April, 1995, and the Secretary since May, 1996. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also held each of those positions with each of Breda's subsidiaries since April, 1995. Mr. Daniel has been self-employed as a farmer for approximately 39 years.

      Charles (Chuck) Thatcher has been a director of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2004. He has also served as a director of each of Breda's subsidiaries since May, 2001. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 19 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

      Roger Nieland, one of Breda's directors, passed away unexpectedly on July 8, 2003. Mr. Nieland had been a director of Breda since May, 2000, and he had been elected to serve another three year term as a director at the May 20, 2003 annual meeting of the shareholders of Breda. Breda's board of directors has the authority to fill any vacancy occurring on the board of directors through death by the affirmative vote of a majority of the remaining directors, but a director elected by the board of directors to fill a vacancy can only serve as a director until the next election of directors by the shareholders, at which time the shareholders must elect a director to serve for the remainder of the three year term of the vacant directorship. The board of directors exercised that authority at its August 12, 2003 meeting by electing Rick Anthofer to fill the vacancy created by Mr. Nieland's death, and Mr. Anthofer will serve as a director until the annual shareholders meeting which is held in 2004.

      Mr. Anthofer has been the vice president of Breda Savings Bank, Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately thirteen years prior to that time. Mr. Anthofer has also been a member of the Breda, Iowa City Council since 1988. Mr. Anthofer had been a nominee for election as a director of Breda in 2001.

      John Wenck has been a director of Breda since April, 1997. He was re-elected as a director at the May 20, 2003 annual meeting of the shareholders of Breda, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2006. He has also served as a director of each of Breda's subsidiaries since May, 1997. Mr. Wenck is currently self-employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

      Dave Grabner has been a director of Breda since April, 1999, and the Treasurer of Breda since June, 2001. His current term as a director of Breda will end at the annual shareholders meeting which is held in 2005. He has also been a director of each of Breda's subsidiaries since April, 1999, and the Treasurer of each of Breda's subsidiaries since June, 2001. Mr. Grabner has been self-employed as an electrician for approximately 33 years. He was also previously self-employed as a farmer.

      The number of directors for Breda is currently fixed at seven. Each of Breda's directors is elected to a three year term and until his or her successor is elected. The terms of the directors are staggered, so that three of the directors' terms expire in one year, two expire the next year, and two expire the following year. If a person has served for three consecutive terms as a director, that person must be off the board for at least one year before the person can again be elected as a director. Each director of Breda must also be a shareholder of Breda, and a director will automatically cease to be a director if he or she sells or transfers all of his or her shares of common stock in Breda. Each director must also be at least 18 years of age.

      The officers of Breda are elected annually by the board of directors at its annual organization meeting, and hold office until the next annual organization meeting of the board of directors and until their respective successors are chosen. The annual organization meeting is the first regularly scheduled meeting of the board of directors which follows the annual shareholders meeting. Any officer may be removed by the board of directors at any time, with or without cause. Each officer must also be a director and a shareholder of Breda.

      Breda believes that two of its employees have been making and will continue to make a significant contribution to its business. Those employees are as follows:

                Name                 Age        Position
                ----                 ---        --------

         Robert J. Boeckman          42         Chief Operations Officer and
                                                Co-Chief Executive Officer

         Jane A. Morlok              50         Chief Financial Officer and
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

      Ms. Morlok became the chief financial officer of Breda on March 20, 1998. Her current titles are chief financial officer and co-chief executive officer. Ms. Morlok was the assistant administrator/CFO of Manning Regional Healthcare Center in Manning, Iowa from July of 1987 until March 20, 1998. Her responsibilities in that position included budgeting, reimbursement and rate setting for the hospital and nursing home run by the Manning Regional Healthcare Center, as well as daily general ledger operations and IRS filings. She also provided similar services to several other affiliated corporations.

      Breda does not have a separately-designated standing audit committee, and Breda's entire board of directors performs any functions that would otherwise be performed by a separately-designated standing audit committee.

      Breda's board of directors has determined that Breda does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, serving on its board of directors. There are various factors which may contribute to the fact that Breda does not have an audit committee financial expert serving on its board of directors. For example, although Breda is subject to the reporting requirements of the Securities Exchange Act of 1934, it is a relatively small company, and its corporate offices are located in a small, rural community in Iowa, both of which facts limit its ability to identify and to attract an audit committee financial expert. Also, under Breda's governing documents, an individual can only be a director of Breda if the individual is a shareholder of Breda, and an individual can only be a shareholder of Breda if the individual is a resident of the Breda or Lidderdale telephone exchange areas served by Breda and subscribes to Breda's telephone services. There is therefore a very limited pool of individuals who are even eligible to be considered for a director position with Breda. Also, no shareholder may own more than 1% of the total issued and outstanding common stock of Breda, with certain very limited exceptions, there are various restrictions on a shareholder's right to sell and assign shares of common stock in Breda, and each shareholder is generally entitled to only one vote on each matter submitted to the shareholders, regardless of the number of shares held by the shareholder. Those restrictions may limit the number of individuals who desire to be a shareholder in Breda. Further, all nominees for election as a director of Breda are nominated by the shareholders, and the shareholders may not take into consideration some of the particular issues that are raised or attempted to be addressed by the Securities Exchange Act of 1934 and its implementing regulations. Breda's board of directors believes that all of these factors make it unlikely that Breda will have an audit committee financial expert serving on its board of directors in future years.

      There were no material changes in 2003 to the procedures by which the shareholders of Breda designate the nominees for election as a director of Breda.

      Breda had not, at the time of the preparation of this annual report, adopted a code of ethics that applies to Breda's principal executive officer, principal financial officer or persons performing similar functions. Breda is, however, in the process of developing a code of ethics that will be applicable to those persons, and Breda hopes to prepare and finalize that code of ethics by the end of 2004.

Item 10. Executive Compensation.

      Summary Compensation Table.

      The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's chief operations officer, in the 2003, 2002 and 2001 fiscal years and Jane Morlok, Breda's chief financial officer in the 2003 and 2002 fiscal years. Mr. Boeckman's services as the chief operations officer of Breda are similar to those normally provided by the chief executive officer of an Iowa corporation.

                              Summary Compensation Table
                              --------------------------

      Name and                                         Other Annual      All Other
      Position             Year   Salary(1)   Bonus   Compensation(2) Compensation(3)
      --------             ----   ---------   -----   --------------- ---------------
      Robert J. Boeckman,  2003    $87,490   $11,900      $ 1,508         $21,061
      Chief Operations     2002    $84,341   $ 9,082      $ 1,795         $18,067
         Officer           2001    $81,853   $11,200      $ 2,370         $18,157

      Jane Morlok,         2003    $81,425   $ 9,600      $ 1,521         $20,246
      Chief Financial      2002    $78,602   $ 8,250      $ 1,808         $17,282
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

      (2) This amount includes payments by Breda from a fund established by Breda based upon sales of cell phones. The fund is allocated equally among the employees employed at Breda.

            All employees share in the fund even if they are not involved in the sale of cell phones. Neither Mr. Boeckman nor Ms. Morlok are involved in those sales. The amounts also include a yearly clothing allowance and the estimated yearly value of services provided to Mr. Boeckman or Ms. Morlok by Breda or its subsidiaries at no cost. Those services are local telephone service, basic cable service, internet access, and cellular phone service.

      (3) This amount represents contributions by Breda to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of a participant's annual gross salary. See also footnote 1 above regarding participants' contributions to the program. This amount also includes a long term disability contribution of 1.53% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

      Clifford Neumayer is the president of Breda. No information is provided for Mr. Neumayer in the summary compensation table because he does not receive compensation in his capacity as the president of Breda. Mr. Neumayer does receive compensation for his services as a director of Breda. The compensation payable to directors is discussed below. Dean Schettler also served as the president of Breda for a portion of 2003, but no information is provided for Mr. Schettler in the summary compensation table for the same reason as set forth for Mr. Neumayer.

      Director Compensation.

      Since June 1, 2003, all of Breda's directors have received $150 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $100 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors. Breda's directors received $125 for each regular, special and conference call meeting from June, 2001 through May, 2003. Breda's directors received $100 for each regular, special and conference call meeting in 1999 and through May, 2001. The vice president, secretary and treasurer also received an additional $25 per meeting from May, 1999 through May, 2001. The president received an additional $50 per meeting from May, 1999 through May, 2001.

      Since June, 2001, all of Breda's directors have received $150 per day for attending all day industry meetings related to Breda's or its subsidiaries' businesses. The meetings are not generally formal meetings of the board of directors, but the meetings are attended by the directors in their capacity as a director of Breda. The directors received $125 per day for such all day meetings from May, 1999 through May, 2001.

      Since June, 2001, all of Breda's directors have received $150 for each outside meeting attended by a director and which lasts over three hours. The directors received $125 for each such meeting in 1999 and through May, 2001. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the board of directors. Examples of outside meetings include conventions and city council meetings and meetings for purposes of ballot counting.

      Since October, 2001, directors who serve on a committee have received $150 for each committee meeting which does not coincide with another meeting of the board of directors.

      Breda's directors are also reimbursed for mileage and for any expenses incurred by them on account of attendance at any meeting of the board of directors or other meetings attended by them in their capacity as a director of Breda.

      Breda's directors may also receive dial-up or high speed internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300. They have been entitled to receive internet access since 1999.

      The directors also became entitled to receive local telephone service from Breda or its subsidiaries at no cost, effective as of June 1, 2003. The current estimated yearly value of local telephone service is $222.

      Employment Agreements.

      Breda entered into a new employment agreement with both Robert Boeckman and Jane Morlok on July 1, 2003, but the employment agreements were effective as of January 1, 2003 for purposes of salary and for establishing the term of the employment agreements. Breda does not believe that the employment agreements were materially different from Breda's prior employment agreements with Mr. Boeckman and Ms. Morlok, with the exceptions that the employment agreements did include compensation adjustments and longer terms.

      Mr. Boeckman. Under the terms of Mr. Boeckman's employment agreement, he is employed in the capacity of chief operations officer and co-chief executive officer of Breda. Mr. Boeckman is responsible for the day-to-day operations of Breda under his employment agreement.

      Mr. Boeckman's employment agreement is for a three year term (running from January 1, 2003) and accordingly will terminate on December 31, 2005 unless the employment agreement is earlier terminated in accordance with the employment agreement. Breda may terminate the employment agreement if Mr. Boeckman is absent from his employment by reason of illness or other incapacity for more than 26 consecutive weeks. Breda will pay Mr. Boeckman compensation during any such period of illness or incapacity in accordance with Breda's sick pay policy as then in effect. Breda may also terminate the employment agreement for cause upon five days written notice to Mr. Boeckman. The employment agreement provides that "for cause" includes, without limitation:

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

      Mr. Boeckman's yearly salary under the employment agreement is $87,500 for the calendar year 2003, and is increased to $90,000 and $92,500 for, respectively, the 2004 and 2005 calendar years. Mr. Boeckman may also receive a bonus under the employment agreement. The employment agreement includes an attachment which sets forth some methodologies and procedures which may be followed by the board of directors in determining whether a bonus will be paid to Mr. Boeckman with respect to the 2003 calendar year and the amount of the bonus, but the employment agreement provides that the final determination as to the amount of the bonus rests solely in the discretion of the board of directors. The employment agreement provides that any bonus with respect to the 2004 and 2005 calendar years will be determined by measuring cash flow generated from operations and value added calculations, and that the amount of bonus that may be received by Mr. Boeckman with respect to the 2004 and 2005 calendar years will increase by 5% to 25% of his annual salary.

      The employment agreement also provides that Mr. Boeckman shall be entitled to all employee benefits extended to all full time employees of Breda. Some of the benefits currently provided to Mr. Boeckman include health insurance, life insurance, disability insurance, cellular phone service, a clothing allowance, free local telephone service, free internet access and free basic cable service. Breda will also contribute an amount equal to 8.6% of Mr. Boeckman's annual gross salary to the defined benefit retirement and security program which is sponsored by the National Telephone Cooperative Association. Breda will also provide Mr. Boeckman with the pre-retirement death benefit that is available through the National Telephone Cooperative Association. Mr. Boeckman is also reimbursed for all reasonable and appropriate expenses incurred in carrying out his duties under the employment agreement.

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

            o Ms. Morlok's yearly salary under her employment agreement is $81,500 for the calendar year 2003, and is increased to $83,000 and $84,500 for, respectively, the 2004 and 2005 calendar years.

      Breda does not have any written employment agreements with any officers or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Breda is only authorized to issue common stock.

      The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2004 by:

            o     each of Breda's directors;

            o     each of Breda's officers;

            o     the person employed by Breda as its chief operations officer;
                  and

            o all directors and officers of Breda and the chief operations officer of Breda as a group.

                               Security Ownership Table
                               ------------------------

      Name and Address of
        Beneficial Owner                  Number of Shares  Percentage Ownership
      -------------------                 ----------------  --------------------

      Dean Schettler                             30                .0947%
      16326 120th St
      Breda, Iowa 51436

      Clifford Neumayer                         181                .5711%
      11846 Ivy Avenue
      Breda, Iowa 51436

      Larry Daniel                                4                .0126%
      15731 Robin Avenue
      Glidden, Iowa 51433

      Rick Anthofer                               3                .0095%
      301 N. 4th
      Breda, Iowa 51436

      John Wenck                                  6                .0189%
      23909 140th St
      Carroll, Iowa 51401

      Charles Thatcher                            2*               .0063%
      15053 Granite Avenue
      Breda, Iowa 51436

      Dave Grabner                               55**              .1735%
      11098 130th Street
      Breda, Iowa 51436

      Robert Boeckman                            30                .0947%
      23678 150th Street
      Carroll, Iowa 51401

      All directors and officers                311                .9813%
      and the chief operations
      officer as a group (8 persons)

      * One of these shares is held by Mr. Thatcher's spouse.

      ** One of these shares is held by Mr. Grabner's spouse.

      All of the above shares of common stock are directly owned by the listed individuals, except only as noted with respect to Mr. Thatcher and Mr. Grabner.

      Jane Morlok, Breda's chief financial officer, does not own any shares of common stock of Breda.

      To Breda's knowledge, no person or group is the beneficial owner of more than 5% of Breda's common stock and no person or group holds more than 5% of Breda's common stock under a voting trust or similar arrangement.

Item 12. Certain Relationships and Related Transactions.

      Breda has not been a party to any transaction during the last two years, or proposed transaction, of the type required to be disclosed under this Item. The transactions to which this Item applies are transactions to which Breda was or is to be a party and in which any of the following types of persons had or is to have a direct or indirect material interest:

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

      (b) Breda did not file any reports on Form 8-K during the period of October 1, 2003 through December 31, 2003.

Item 14. Principal Accountant Fees and Services.

      The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2002 and December 31, 2003.

      Audit Fees.

      Breda was billed $60,460 and $32,520 for, respectively, the fiscal years ended December 31, 2002 and December 31, 2003 for the audit of Breda's annual financial statements and review of the financial statements included in Breda's quarterly reports on Form 10-QSB or services that were normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years.

      Audit Related Fees.

      Breda was billed $29,920 and $45,875 for, respectively, the fiscal years ended December 31, 2002 and December 31, 2003 for assurance and related services that were related to the performance of the audit or review of Breda's financial statements and which are not reported under "Audit Fees" above. The nature of those services was compliance, assurance and review work in connection with SEC filings.

      Tax Fees.

      Breda was billed $2,750 and $3,225 for, respectively, the fiscal years ended December 31, 2002 and December 31, 2003 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

      All Other Fees.

      Breda was billed $14,375 and $10,180 for, respectively, the fiscal years ended December 31, 2002 and December 31, 2003 for products and services which are not described under "Audit Fees", "Audit Related Fees" and "Tax Fees" above. The nature of those products and services was consulting on industry related issues. Breda's board of directors has considered whether the provision of those services is compatible with maintaining Kiesling Associates, LLP's independence.

      Kiesling Associates, LLP did not render any professional services relating to financial information systems design and implementation during either of the fiscal years ended December 31, 2002 or December 31, 2003.

      Each specific engagement of Kiesling Associates, LLP is approved by the board of directors of Breda, and the board of directors does not have any pre-approval policies or procedures with respect to the provision of any services by Kiesling Associates, LLP. None of the services described in "Audit Related Fees," "Tax Fees" or "All Other Fees" above were approved by Breda's board of directors pursuant to 17 CFR 210.2-01(c)(7)(i)(C).

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BREDA TELEPHONE CORP.


Date: March 26, 2004                    By: /s/ Robert Boeckman
                                            ------------------------------------
                                            Robert Boeckman, Chief Operations
                                            Officer and Co-Chief Executive
                                            Officer


Date: March 26, 2004                    By: /s/ Jane Morlok
                                            ------------------------------------
                                            Jane Morlok, Chief Financial Officer
                                            and Co-Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer               By: /s/ Larry Daniel
    --------------------------------        ------------------------------------
    Clifford Neumayer, President            Larry Daniel, Secretary
    and Director                            and Director
Date: March 26, 2004                    Date: March 26, 2004


By: /s/ Rick Anthofer                   By: /s/ John Wenck
    --------------------------------        ------------------------------------
    Rick Anthofer, Director                 John Wenck, Director
Date: March 26, 2004                    Date: March 26, 2004


By: /s/ Dean Schettler                  By: /s/ Dave Grabner
    --------------------------------        ------------------------------------
    Dean Schettler, Vice-President          Dave Grabner, Treasurer
    and Director                            and Director
Date: March 26, 2004                    Date: March 26, 2004


By: /s/ Charles Thatcher                /s/ Robert J. Boeckman
    --------------------------------    ----------------------------------------
    Charles Thatcher, Director          Robert J. Boeckman, Chief Operations
Date: March 26, 2004                    Officer and Co-Chief Executive Officer
                                        Date: March 26, 2004


                                        /s/ Jane Morlok
                                        ----------------------------------------
                                        Jane Morlok, Chief Financial Officer and
                                        Co-Chief Executive Officer
                                        Date: March 26, 2004

                                  EXHIBIT INDEX
                Exhibits to Form 10-KSB of Breda Telephone Corp.
                   for the Fiscal Year Ended December 31, 2003

Description of Exhibit.

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

      10.   Material Contracts.

            (a) Employment Agreement dated July 1, 2003 between Breda and Robert Boeckman. (Filed as Exhibit 10.1 to Breda's Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

            (b) Employment Agreement dated July 1, 2003 between Breda and Jane Morlok. (Filed as Exhibit 10.2 to Breda's Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

      *21.  Subsidiaries of the Registrant.                                  E-1

      *31.  Rule 13a-14(a)/15d-14(a) Certifications

            31.1  Rule 13a-14(a) Certification of Chief Operations           E-2
                  Officer and Co-Chief Executive Officer

            31.2  Rule 13a-14(a) Certification of Chief Financial            E-3
                  Officer and Co-Chief Executive Officer

      *32.  Section 1350 Certifications

            32.1  Section 1350 Certification of Chief Operations             E-4
                  Officer and Co-Chief Executive Officer

            32.2  Section 1350 Certification of Chief Financial              E-5
                  Officer and Co-Chief Executive Officer

*     Included with this filing.