Form 10QSB
period 2004-03-31
BREDA TELEPHONE CORP
filed 2004-05-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004.

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

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,493 shares of common stock, no par value, at March 31, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Periods
                          Ended March 31, 2004 and 2003
                      and the Year Ended December 31, 2003

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                              2004            2003
                                                           (Unaudited)      (Audited)
                                                           ------------    ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                             $  1,189,813    $  1,205,550
     Temporary investments                                      319,307         361,543
     Accounts receivable                                        530,310         563,542
     Interest receivable                                         59,196          52,742
     Current portion of notes receivable                        144,000         144,000
     Inventory, at average cost                                 126,374         108,007
     Other                                                       34,724          25,407
                                                           ------------    ------------
                                                              2,403,724       2,460,791
                                                           ------------    ------------

OTHER NONCURRENT ASSETS
     Marketable securities                                    4,396,832       3,928,354
     Investments in unconsolidated affiliates at equity       4,110,556       3,942,275
     Other investments at cost                                  850,398         857,147
     Goodwill                                                   896,812         896,812
     Notes receivable, less current portion                     270,144         291,134
                                                           ------------    ------------
                                                             10,524,742       9,915,722
                                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                 4,989,328       5,141,009
                                                           ------------    ------------
TOTAL ASSETS                                               $ 17,917,794    $ 17,517,522
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      2004           2003
                                                                   (Unaudited)     (Audited)
                                                                  ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                            $    146,580    $    144,183
     Accounts payable                                                  290,208         233,802
     Dividends payable                                                  94,479              --
     Accrued taxes                                                     197,605         106,592
     Other                                                             115,682         137,042
                                                                  ------------    ------------
                                                                       844,554         621,619
                                                                  ------------    ------------

LONG-TERM DEBT, less current portion                                 1,595,905       1,633,461
                                                                  ------------    ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                      539,481         497,795
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized,
        31,493 and 31,694 shares issued and outstanding at
        $303 stated value, respectively                              9,542,379       9,603,282
     Retained earnings                                               5,395,475       5,161,365
                                                                  ------------    ------------
                                                                    14,937,854      14,764,647
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 17,917,794    $ 17,517,522
                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2004 and 2003

                                                        2004            2003
                                                    -----------     -----------

OPERATING REVENUES                                  $ 1,521,977     $ 1,690,649
                                                    -----------     -----------

OPERATING EXPENSES
     Cost of services                                   636,216         663,843
     Depreciation and amortization                      241,772         260,467
     Selling, general, and administrative               490,151         493,020
                                                    -----------     -----------
                                                      1,368,139       1,417,330
                                                    -----------     -----------

OPERATING INCOME                                        153,838         273,319
                                                    -----------     -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                        57,634          56,675
     Interest expense                                   (32,664)        (35,144)
     Income from equity investments                     315,248         287,997
     Other, net                                          (3,133)         (3,252)
                                                    -----------     -----------
                                                        337,085         306,276
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                              490,923         579,595
                                                    -----------     -----------

INCOME TAXES                                            162,334         222,168
                                                    -----------     -----------

NET INCOME                                          $   328,589     $   357,427
                                                    ===========     ===========

NET INCOME PER COMMON SHARE                         $     10.41     $     10.88
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Common Stock               Retained
                                             Shares          Amount          Earnings           Total
                                          ------------    ------------     ------------     ------------

Balance at December 31, 2002 (Audited)          33,000    $  9,240,000     $  4,824,971     $ 14,064,971

  Comprehensive Income:
    Net income                                                                1,189,506        1,189,506

  Dividends paid                                                                (98,436)         (98,436)

  Stated value stock adjustment                                754,676         (754,676)

  Common stock redeemed, net                    (1,306)       (391,394)              --         (391,394)
                                          ------------    ------------     ------------     ------------

Balance at December 31, 2003 (Audited)          31,694       9,603,282        5,161,365       14,764,647

  Comprehensive Income:
    Net income                                                                  328,589          328,589

  Dividends declared                                                            (94,479)         (94,479)

  Common stock redeemed, net                      (201)        (60,903)                          (60,903)
                                          ------------    ------------     ------------     ------------

Balance at March 31, 2004 (Unaudited)           31,493    $  9,542,379     $  5,395,475     $ 14,937,854
                                          ============    ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003

                                                                                    2004           2003
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   328,589    $   357,427
       Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               241,772        260,467
        Deferred income taxes                                                        44,129          5,117
        Amortization of investment tax credits                                       (2,443)        (2,443)
        Equity income in unconsolidated affiliates, net of distribution
          received of $146,967 in 2004                                             (168,281)      (287,997)
        Note receivable discount                                                     (3,010)        (3,905)
     Changes in assets and liabilities:
        (Increase) Decrease in assets:                                                 (906)       102,462
        Increase (Decrease) in liabilities:                                         126,059        125,350
                                                                                -----------    -----------
        Net cash provided by operating activities                                   565,909        556,478
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                           (90,091)      (409,792)
     Purchase of investments                                                       (485,884)      (357,013)
     Proceeds from the sale of investments                                           59,642        397,577
     Sale of other investments                                                        6,749          6,319
     Repayment of notes receivable                                                   24,000        160,000
                                                                                -----------    -----------
        Net cash used in investing activities                                      (485,584)      (202,909)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                                    (35,159)       (32,915)
     Common stock redeemed, net                                                     (60,903)       (52,640)
                                                                                -----------    -----------
        Net cash used in financing activities                                       (96,062)       (85,555)
                                                                                -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                (15,737)       268,014

Cash and Cash Equivalents at Beginning of Period                                  1,205,550      1,032,734
                                                                                -----------    -----------

Cash and Cash Equivalents at End of Period                                      $ 1,189,813    $ 1,300,748
                                                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                                               $    32,664    $    35,144
         Income taxes                                                           $        --    $    10,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003 and the results of operation and changes in cash flows for the three months ended March 31, 2004 and 2003.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results of the entire year.

      Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 presentations.

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

                                    Local                      Internet
         Three months ended        Exchange                    Service
           March 31, 2004          Carrier      Broadcast      Provider         Total
      ------------------------   ------------  -----------    -----------    -----------
      Revenues
         External customers      $ 1,160,763   $   207,493    $   153,721    $ 1,521,977
         Intersegment                     --            --             --             --
         Segment profit (loss)       419,217       (62,171)       (28,457)       328,589

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  OPERATING SEGMENTS (continued)

                                    Local                       Internet
         Three months ended        Exchange                     Service
           March 31, 2003          Carrier      Broadcast       Provider        Total
      ------------------------   ------------  -----------    -----------    -----------
      Revenues
         External customers      $ 1,290,803   $   238,664    $   161,182    $ 1,690,649
         Intersegment                     --            --             --             --
         Segment profit (loss)       443,039       (46,384)       (39,228)       357,427

      Reconciliation of Segment Information               Three months ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                      -----------    -----------
      REVENUES:
         Total revenues for reportable segments       $ 1,521,977    $ 1,690,649
         Other revenues                                        --             --
                                                      -----------    -----------
             Consolidated Revenues                    $ 1,521,977    $ 1,690,649
                                                      ===========    ===========

      PROFIT:
         Total Profit for reportable segments         $   328,589    $   357,427
         Other profit (loss)                                   --             --
                                                      -----------    -----------
             Net Income                               $   328,589    $   357,427
                                                      ===========    ===========

NOTE 3. NET INCOME PER COMMON SHARE

      Net income per common share for March 31, 2004 and 2003 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2004 and 2003 were 31,564 and 32,848, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

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

      The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda has offered local exchange carrier services in the Carroll, Iowa market area since October, 2003, through BTC, Inc. Breda also provides long distance services to its customers in the local exchanges served by Breda and its telephone subsidiaries. The broadcast services segment provides cable television services to customers in a total of eighteen towns in Iowa and one town in Nebraska. The Internet service provider services segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc.

      The segments in which Breda and its subsidiaries operate are as follows:

            Local Exchange Carrier
                  Breda
                  Prairie Telephone Co., Inc.
                  Westside Independent Telephone Company
                  BTC, Inc.

            Broadcast Services
                  Tele-Services, Ltd.

            Internet Service Provider
                  BTC, Inc.

      BTC, Inc. is a subsidiary of Prairie Telephone. BTC, Inc. provides Internet services to its customers and to the customers of Breda, Prairie Telephone and Westside Independent.

      Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of, respectively, the first quarter of 2003 and the first quarter of 2004:

                                                           January-     January-
                                                           March        March
                                                           2003         2004

               Local Exchange Carrier(1)                    76.4%        76.3%
               Broadcast(2)                                 14.1%        13.6%
               Internet Service Provider(3)                  9.5%        10.1%
                                                           -----        -----
                        Total                              100.0%       100.0%

(1) This segment includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers,
      (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, (iv) per minute rates and calling plans rates for long distance services, and (v) monthly cellular commissions, advertising fees, and miscellaneous revenues. BTC, Inc. began providing local telephone services in October, 2003. Prior to that time, BTC, Inc. only provided long distance services and Internet services.

(2) This segment includes monthly fees charged for basic and premium cable services.

(3)   This segment includes monthly fees charged for Internet services.

Three-months ended March 31, 2004 Compared to Three-months ended March 31, 2003

NET INCOME

Consolidated net income for the three-month period ended March 31, 2004 was $328,589, which was a $28,838, or 8.1%, decrease when compared to the $357,427 of consolidated net income for the three-month period ended March 31, 2003.

The $28,838 decrease in net income resulted from the following three factors:

      1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier services segment, the broadcast services segment, and the Internet service provider segment decreased $119,481, or 43.7%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003.

      2) Other income (expense), which includes such items as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $30,809, or 10.1%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003.

      3) Income taxes decreased $59,834, or 26.9%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003.

      OPERATING REVENUES

      There was a decrease in total operating revenues of $168,672, or 10.0%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The segments making up total operating revenues and their contributions to the $168,672 decrease between the two periods are as follows: local exchange carrier services - ($130,040); broadcast services - ($31,171); and Internet service provider services - ($7,461).

      Local Exchange Carrier Services - ($130,040)

      Local exchange carrier services revenue accounted for 76.3% of the operating revenue in the three-month period ended March 31, 2004. The components of, and their contributions to, the $130,040 decrease in local exchange carrier services revenue for the three-months ended March 31, 2004, when compared to the three-months ended March 31, 2003, are as follows: local network services - $27,370; network access services - $35,306; long distance services - $6,624; billing and collection services
      - ($659); cellular services - ($142,794); and miscellaneous - ($55,887).

      Local network services revenues increased 19.2% and network access services revenues increased 5.8% for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. Both of those revenue increases were the result of new customers in the Carroll, Iowa market area which were generated by BTC, Inc. after BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October 2003. There was no corresponding customer base in the three-month period ended March 31, 2003.

      Breda has not experienced an adverse effect from the implementation in 2003 of different methodologies for the support payment funding regulated by the FCC.

      Breda has lost access revenues in both 2003 and 2004 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services.

      Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely.

      Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 22.3% increase in long distance services revenue for the three-month period ended March 31, 2004 when compared to the three-month period ended March 31, 2003. The increase is a direct reflection of the 50.1% increase in Breda's long distance customer base, which has mainly resulted from new customers taking this service as part of a bundled service package which includes local exchange carrier services and Internet service provider services.

      There was a $142,794, or 36.2%, decrease in cellular services revenue for the three-month period ended March 31, 2004, when compared to the three-month period March 31, 2003. The decrease reflects the decreased sales from all of Breda's cellular service locations during the first three months of 2004. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two year term. Breda will accordingly experience a time gap between when customers would normally be entering new contracts if they had one year contracts versus when they would enter into new contracts if they had two year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so Breda anticipates that the first customers obtaining two year contracts in 2002 will be eligible for new contracts beginning in May and June of 2004. Breda expects its retention commissions to go back to their customary levels at that time. Other factors contributing to the decrease in cellular services revenue during the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003, were the down time caused by the hiring and training of a new outside cellular sales person, and the change in focus to the new services offered by Breda's local exchange services entry into the Carroll, Iowa market by two outside sales people, who had originally spent sales efforts on cellular services.

      Miscellaneous revenue decreased $55,887, or 52.0%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. Breda performed fiber installation contractual work for an outside corporation in the first quarter of 2003, which generated approximately $50,000 in miscellaneous revenue, before materials, equipment and labor costs. There was no corresponding work or revenue during the three-month period ended March 31, 2004.

      Broadcast Services ($31,171)

      Broadcast services revenue decreased $31,171, or 13.1%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite dish providers that include local channels in their package offerings. Tele-Services experienced an 11.5% decrease in its customer base when comparing the three-month period ended March 31, 2004, to the three-month period ended March 31, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the remaining sixteen communities which are served by Tele-Services. Tele-Services added channels during the latter part of the first quarter of 2004 in many of the nineteen communities served by Tele-Services. Breda anticipates finalizing and implementing most of those channel additions, and corresponding rate increases, by May 1, 2004. Local channels have been added to six additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have local channels.

      Internet Services ($7,461)

      Internet services revenue decreased $7,461, or 4.6%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition among the multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003 and 2004. The programs have, however, resulted in reduced Internet revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers due to the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. The new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue that Breda had experienced in 2003.

      OPERATING EXPENSES

      There was a decrease in total operating expenses of $49,191, or 3.5%, for the three-month period ended March 31, 2004, when compared to the three-month period ended

      March 31, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services decreased $27,627, or 4.2%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. Most of the decrease in cost of services resulted from decreased Internet provision costs of $71,915 and decreased cellular services costs of $46,028. As noted previously, cellular services revenue decreased $142,794, or 36.2%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. Cellular service costs decreased 19.4%, however, due to the decrease in the amount of cellular services and the corresponding decrease in cellular equipment sales during the three-month period ended March 31, 2004. Internet costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet provider services in the Carroll, Iowa market. As noted previously, Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary BTC, Inc. in October 2003. In order to provide local exchange carrier services in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet provider services to the Carroll, Iowa market over the same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet provider services.

      Depreciation and amortization expense decreased $18,695, or 7.2%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The decrease is attributable to the fact that some of Breda's assets have reached their maximum depreciable life, so even though the assets are still in use, there is no further depreciation expense that can be taken on the assets.

      Selling, general and administration expenses decreased $2,869, or 0.6%, for the three-month period ended March 31, 2004, when compared to the same three-month period in 2003. The referenced expenses were almost identical when comparing the two three-month periods.

      OPERATING INCOME

      The net result of the operating revenue and operating expenses was a decrease of $119,481, or 43.7%, in operating income for the three-month period ended March 31, 2004, when compared to the same three-month period in 2003.

      OTHER INCOME (EXPENSE)

      Other income (expense) increased $30,809, or 10.1%, during the three-month period ended March 31, 2004, when compared to the same three-month period in 2003. The increase was mainly attributable to two items. The first item is interest expense, which decreased $2,480, or 7.1%, when comparing the three-month period ended March 31, 2004, to the three-month period ended March 31, 2003. The decrease in interest expense was due to a decrease in Breda's long-term debt during the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The second item is income from equity investments, which increased $27,251, or 9.5%, during the three-month period ended March 31, 2004, when compared to the same three-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the three-month period ended March 31, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have, due to market pressure from carriers such as AT&T, Sprint and Verizon, had to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, but which has been more than offset by the increase in the number of customers and the minutes of use. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

      INCOME BEFORE INCOME TAXES

      Income before income taxes decreased $88,672, or 15.3%, for the three-month period ended March 31, 2004, when compared to the three-month period ended March 31, 2003. The $88,672 decrease was the result of the $119,481 decrease in operating income and the $30,809 increase in other income (expense).

      NET INCOME

      Income taxes decreased $59,834, or 26.9%, for the three-month period ended March 31, 2004, when compared to the same period in 2003. The decrease is a direct reflection of the decreased income generated in the three-month period ended March 31, 2004. The effective tax rate in 2004 was 33.1%, versus 38.3% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      Net income decreased $28,838, or 8.1%, for the three-month period ended March 31, 2004, when compared to the same period in 2003.

      Liquidity and Capital Resources at Twelve-months ended December 31, 2003

      Cash Flows

      Cash flows from operations were a steady source of funds for Breda in 2003. Cash provided from operations was $2,414,760 in 2003. The cash flows from operations in 2003 were primarily attributable to a positive net income of $1,189,506, plus the addition of non-cash expenses of $1,382,873 from depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits, which were then offset by $362,616 (net of cash distributions received of $676,786) of non-cash, equity income in unconsolidated affiliates. The net decrease in assets and liabilities of $204,997 was also added to net income to generate the net cash provided by operating activities of $2,414,760.

      Cash used in investing activities was $1,617,133 in 2003, and capital expenditures relating to ongoing business were $1,008,124 in 2003. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003. Breda received $160,000 in February 2003 as an early payoff of a building contract note receivable. Breda's capital expenditures in 2003 were at a similar level to those made in 2002, after exclusion of the building purchase of $246,000. Capital used in investing activities in 2003 included an additional $125,500 investment in RSA #1, Ltd. by Prairie Telephone in November 2003.

      Cash used in financing activities was $624,811 in 2003. Breda used cash in 2003 to repay $134,981 of borrowings from the RTFC, to redeem common stock for $391,394, and to pay dividends of $98,436. Breda funds the redemption of its stock from cash flows from operations. Breda redeemed 1,306 shares during 2003.

      Working Capital

      Working capital was $1,839,171 as of December 31, 2003, compared to working capital of $1,950,070 as of December 31, 2002. The ratio of current assets to current liabilities was 4.0 to 1.0 as of December 31, 2003, as compared to 3.6 to 1.0 as of December 31, 2002.

      Breda had a $228,418 decrease in current assets during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The decrease in current assets was mainly attributable to a $75,300 increase in cash and temporary investments, which was offset by a $272,126 decrease in accounts receivable. Customer accounts receivable as of December 31, 2003 were comparable to customer accounts receivable as of December 31, 2002. The $272,126 decrease in accounts receivable was mainly attributable to a $201,897 reduction in the amount of outstanding payments due to Breda from interexchange carriers, and a decrease of $65,357 in the commissions due to Breda under its agency contract with U.S. Cellular.

      Noncurrent assets, which mainly consist of longer-term investments, increased $1,107,819 during the twelve-month period ended December 31, 2003, when compared to the year ended December 31, 2002. Long term investments increased $791,778 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. The note is shown net of unamortized discounts of $16,866 and $31,208 at, respectively, December 31, 2003 and December 31, 2002. $291,134 is included in long-term note receivables, and $144,000 of the note is included in short-term note receivables as of December 31, 2003. Investments in unconsolidated affiliates at equity increased $488,116 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the twelve-month period ended December 31, 2003.

      Tele-Services entered into a five-year contract with Toyne, Inc. in September 2001, pursuant to which for Tele-Services sold its corporate building to Toyne, Inc. for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining $160,000 balance was shown as $140,000 in long-term note receivables and $20,000 in short-term note receivables on Breda's balance sheet as of December 31, 2002. The $160,000 balance was paid in full on February 14, 2003.

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

      Liquidity and Capital Resources at Three-months ended March 31, 2004

      Cash Flows

      Cash provided from operations for the three-month periods ended March 31, 2004 and March 31, 2003, was, respectively, $565,909 and $556,478. The cash flows from operations for the three-month period ended March 31, 2004 were primarily attributable to a positive net income of $328,589, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $280,448, which were then offset by $168,281 of non-cash, equity income in unconsolidated affiliates. The net positive changes in assets and liabilities of $125,153 were also added to net income. The cash flows from operations for the three-month period ended March 31, 2003 were primarily attributable to a positive net income of $357,427, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $259,236, which were then offset by $287,997 of non-cash, equity income in unconsolidated affiliates. The net positive changes in assets and liabilities of $227,812 were also added to net income.

      Cash used in investing activities was $485,584 for the three-month period ended March 31, 2004, and $202,909 for the three-month period ended March 31, 2003. Capital expenditures relating to ongoing business were $90,091 for the three-month period ended March 31, 2004, and $409,792 for the three-month period ended March 31, 2003. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects capital expenditures for the remainder of 2004 to be at similar levels to those made in 2003.

      Cash used in financing activities was $96,062 for the three-month period ended March 31, 2004, and $85,555 for the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004, cash was used to repay $35,159 of long-term debt, and to redeem common stock for $60,903. During the three-month period ended March 31, 2003, cash was used to repay $32,915 of long-term debt, and to redeem common stock for $52,640. Breda funds the redemption of its stock from cash flows from operations.

      Working Capital

      Working capital was $1,559,170 as of March 31, 2004, compared to working capital of $1,839,172 as of December 31, 2003. The ratio of current assets to current liabilities was 2.8 to 1.0 as of March 31, 2004, and 4.0 to 1.0 as of December 31, 2003.

      Breda had a $57,067 decrease in current assets during the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003. The decrease in current assets was mainly attributable to a $57,973 decrease in cash and temporary investments and a $33,232 decrease in accounts receivable. There was a corresponding $468,478 increase in long-term investments. Customer accounts receivable as of March 31, 2004 were comparable to customer accounts receivable as of December 31, 2003. The $33,232 decrease in accounts receivable was mainly attributable to the decreased cellular commissions receivable as of March 31, 2004 because of the corresponding decrease in retention contract sales during the three-month period ended March 31, 2004, as noted previously in this filing, when compared to the year ended December 31, 2003.

      Noncurrent assets, which mainly consist of longer-term investments, increased $609,020 during the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. This note is shown net of unamortized discounts of $13,856 and $16,866, respectively, on March 31, 2004 and December 31, 2003. $270,144 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of March 31, 2004. Desktop Media, L.L.C., Prairie Telephone and the other two investors in Desktop Media, L.L.C. signed a Principal Deferral Agreement on September 17, 2003, which allowed Desktop Media, L.L.C. to defer principal payments of $12,000 per month on its note with Prairie Telephone for a four-month period, starting with the September 2003 payment and ending with the December 2003 payment, for a total deferral of $48,000 of principal payments on the note. Under this agreement, Desktop Media, L.L.C. was to obtain a sustainable monthly profit of $36,000 beginning no later than December 2003, and was to resume monthly principal payments beginning in January 2004. Prairie Telephone did receive principal payments for January and February 2004. However, preliminary 2003 audit results indicated that Desktop Media, L.L.C. had not obtained a sustainable monthly profit of $36,000, so documentation is being prepared pursuant to the agreement for Desktop Media, L.L.C. to issue an additional 7% of Desktop Media, L.L.C. units to each of Prairie Telephone and the other two investors in Desktop Media, L.L.C. Prairie Telephone will then have a 17% ownership interest in Desktop Media, L.L.C., instead of its current 10% ownership interest. Breda continues to believe that the cash flow shortfall experienced by Desktop Media, L.L.C. is a temporary situation. Investments in unconsolidated affiliates at equity increased $168,281 for the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the three-month period ended March 31, 2004.

      Current liabilities increased $222,935 for the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003. Accounts payable increased $56,406. A $3.00 per share dividend was declared by Breda's Board of Directors on March 16, 2004 to shareholders of record on March 17, 2004, and payable on April 1, 2004. The dividend is recorded as a $94,479 dividend payable for the three-month period ended March 31, 2004. Accrued taxes increased $91,013 for the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003.

      Common stock had a net decrease of $60,903 during the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003. The decrease resulted from the redemption of 201 shares of common stock at a redemption price of $303 per share during the three-month period ended March 31, 2004. The increase in retained earnings during the three-month period ended March 31, 2004, when compared to the year ended December 31, 2003, is the net effect of the $94,479 in dividends declared on March 17, 2004, and paid on April 1, 2004, and the year-to-date net income as of March 31, 2004 of $328,589.

      Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2004 will be similar to 2003, and will be funded internally through operations and temporary investments.

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

      Another industry issue that could have future, significant ramifications for Breda and its subsidiaries is number portability requirements. Number portability provides residential and business telephone customers with the ability to retain their existing telephone numbers when switching from one telephone service provider to another. Congress enacted the Telecommunications Act of 1996 to establish a national framework that promotes competition and reduces regulation in the telecommunications markets. The Act requires that local exchange carriers, such as Breda and Breda's telephone-related subsidiaries, open up their networks to local competition. The Act imposed new obligations and responsibilities on telecommunications carriers, particularly incumbent local exchange carriers. Number portability was one of the obligations that the Act imposed on all local exchange carriers, and the Act required the FCC to promulgate rules to implement the number portability requirements. The number portability requirements are viewed as consistent with the purposes of the Act because consumers might be reluctant to switch local exchange carriers if they have to change their telephone number, so number portability is viewed as facilitating competition.

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

      On March 4, 2004, two Iowa industry associations, the Iowa Telecom Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of modification of the intermodal local number portability rules on behalf of all 2% carriers in Iowa. Breda, Prairie Telephone and Westside Independent had requested these associations to include Breda, Prairie Telephone and Westside Independent in these joint filings. On April 23, 2004, the IUB issued a temporary suspension of local number portability compliance for participants in the joint petition filed by the Iowa Telecom Association and the Rural Iowa Independent Telephone Association until a final decision is reached by the IUB in early October 2004. While Breda, Prairie Telephone, Westside Independent and the other independent telephone companies that opted to participate in the Iowa Telecom Association and the Rural Iowa Independent Telephone Association petition have received a 180-day temporary suspension from the number portability requirements originally mandated by May 24, 2004, Breda and the other participating companies will need to provide company-specific information on number portability costs regarding the number of customers, the cost of number portability implementation, and expected cost per customer. Also, the IUB will consider lifting the stay on a company-by-company basis, so if one of the wireless carriers who has intervened and participated in the petition can demonstrate circumstances that support lifting of the temporary stay of the number portability requirements for Breda, Prairie Telephone or Westside Independent, the IUB would remove the stay with respect to Breda, Prairie Telephone and/or Westside Independent.

      Breda has already received requests for number portability from wireless carriers in Breda's wireless service areas. The most recent requests from wireless carriers do appear to meet the FCC's rules for a bona fide request. Breda is continuing to work with consultants and others within the industry to determine the needed facility upgrades and to finalize the costs associated with implementing number portability so that it will be able to comply with the regulatory directives regarding number portability as they continue to be established and clarified.

      In 2003, Qwest began minute-of-use studies with the twenty companies in Iowa which had the highest number of intrastate minutes being billed to Qwest. Breda was one of those twenty companies. Based on discussions and research with Qwest and INS (which submits minutes of use information to Breda for billing purposes), it was determined in October 2003 that Qwest had not routed some of its traffic according to the Local Exchange Routing Guide because Qwest had routed some of its traffic to Breda's switch that should, instead, have been routed to a cellular switch. Qwest is now routing that traffic to the appropriate cellular switches. Breda estimates that it will lose approximately $200,000 per year of intrastate access revenue from Qwest in future years because of this routing change. Breda is not currently aware of any plans to make any retroactive adjustments to Breda's intrastate access revenues from Qwest based upon the results of the Qwest study.

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

      Concerns had also been raised at the state level by the Iowa Legislature and the Iowa Utility Board regarding intra-state rates and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecom Association and the Rural Iowa Independent Telephone Association was formed in the spring of 2003 to compile data from the local telephone companies, such as Breda, in order to document and study the cost of access and make recommendations regarding Iowa access rates. Two industry consulting firms joined this task force and the committee looked at not only the justification of the present intra-state access rates received by local telephone companies, but also at other revenue recovery alternatives.

      The joint task force had completed its initial study in May 2004 and found that the overall results showed costs both higher and lower than the current intra-state access rates, and that the cost/minute for the intrastate access fell within a range of 2 cents to 16 cents. The task force is continuing to study specific results and impacts from not having data from 38 Iowa companies, and the fact that declining minutes of use will increase the average cost. The joint task force is now arranging for regional meetings and conferences to educate and present its information to the Iowa Telecom Association and the Rural Iowa Independent Telephone Association members on the issues and elements of their recommendation, and then plans to develop a final recommendation. Access charge revenues constitute a substantial portion of Breda's total consolidated revenues, so this is an area of material risk to Breda and its subsidiaries.

      Breda does not believe that any increase in intra-state access rates will be recommended by this task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's operating income. Breda does not believe that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income. Breda does, however, expect continuing pressure in any event for the lowering of both state and federal access charge rates.

      Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers have not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecom Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers - U.S. Cellular, Verizon Wireless, Sprint and Midwest Wireless. Breda is presently reviewing this model agreement to determine if it is beneficial to use part of or all of the agreement in Breda's negotiations with these carriers. The model agreement would provide compensation only on a going forward basis, but past compensation is still under negotiation.

      A primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues arise primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition is from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base for Tele-Services, and with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses.

      Tele-Services has worked with an engineering firm to look at and work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community, resulting in lower maintenance costs for that equipment. Tele-Services did combine the head-ends on two systems into one head-end during first quarter 2004, which has allowed three communities to be served by one head-end and for these three communities to receive local channel services. Tele-Services is also upgrading some of its cable TV systems and installing additional equipment and electronics to be able to provide more channel line-up options. Channel additions were completed in ten of the communities served by Tele-Services by May 1, 2004, and Tele-Services will be adding channels in May 2004 in two other communities served by Tele-Services. Rate increases were implemented in the communities receiving the additional channels as of May 1, 2004. The cost of upgrades in 2004, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

      Breda expanded its core business of providing local telephone services by beginning to offer those services in the Carroll, Iowa market area in October of 2003 through BTC, Inc. Prior to that time, BTC, Inc. only offered long distance services and Internet services in the Carroll, Iowa market area.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 17.0% decline in its dial-up customer base in this market since March 31, 2002.

      Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to the already-existing product. Breda has determined to begin offering a dial-up accelerator product during the second quarter of 2004, which will allow Breda to deliver data services over its existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dialup, but not a replacement for the high speed Internet service. Breda anticipates that there will be considerable demand for this product from its dial-up customers.

      Breda continues to anticipate that it may need to enter into a new agency agreement with U.S. Cellular some time in 2004. Breda continues to be hopeful, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

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

      Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. Capital expenditures for 2003 were $1,008,124, and are currently expected to be approximately $692,637 in 2004.

      Breda believes that its present cash position along with its anticipated normal operating revenues will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

      Cautionary Statement on Forward Looking Statements

      Various discussions and statements in this quarterly report are or contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations and cash flow; business, growth and acquisition opportunities and strategies; management's plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as "expects," "estimates," "plans," "will," "anticipates," "contemplates," "forecasts," "predicts," "projects," "prospects," "possible," "hopeful," "intends," "believes," "seeks," "should," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

            o political conditions and occurrences at the international, national, regional and local levels, including rumors about, or threats and/or acts of, terrorism or war;

            o the general emotions and psychology of the economy, the markets and consumers, which can at times seem to be totally unrelated to actual economic or market conditions or other more tangible factors;

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

            o the continued availability of financing, and on favorable terms, and the cost of financing and consequences of leverage; and

            o the effects of ever increasing and changing competition and relationships with other carriers and other parties, including competition or relationships which result in Breda or its subsidiaries having to develop new pricing for services, such as interexchange access charges and wireless access charges, or new marketing strategies or new product offerings, and the related risk that Breda or its subsidiaries will not be able to respond on a timely or profitable basis to competitive changes or pressures.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      No material modifications, limitations or qualifications of the type required to be reported under this Item occurred with respect to Breda's shares of common stock during the period of January 1, 2004 through March 31, 2004.

      Breda did not issue any shares of its common stock during the period of January 1, 2004 through March 31, 2004.

      The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of January 1, 2004 through March 31, 2004.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------

                                                                      Total Number of      Maximum Number (or
                                                                      Shares Purchased     Approximate Dollar
                                                                         as Part of         Value) of Shares
                                                                          Publicly          that May Yet Be
                            Total Number of       Average Price       Announced Plans     Purchased Under the
        Period            Shares Purchased(1)   Paid per Share(2)      or Programs(1)     Plans or Programs(1)
---------------------------------------------------------------------------------------------------------------
Month #1 (January 1,         95 Shares of
2004-January 31, 2004        Common Stock       $303.00 per Share            -0-                   -0-
---------------------------------------------------------------------------------------------------------------
Month #2 (February 1,        -0- Shares of
2004-February 29, 2004)      Common Stock              N/A                  N/A                   N/A
---------------------------------------------------------------------------------------------------------------
Month #3 (March 1,           106 Shares of
2004-March 31, 2004)         Common Stock       $303.00 per Share            -0-                   -0-
---------------------------------------------------------------------------------------------------------------
Total                               201                 --                   -0-                   -0-
---------------------------------------------------------------------------------------------------------------

(1) All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

(2) All of the shares of common stock were purchased by Breda at the $303 per share redemption price that was announced by the board of directors at, and which became effective at, the May 20, 2003 annual meeting of Breda's shareholders.

Item 3. Defaults Upon Senior Securities.

      There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2004 through March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of Breda during the period of January 1, 2004 through March 31, 2004.

Item 5. Other Information.

      The board of directors declared a dividend of $3.00 per share on March 16, 2004, payable to shareholders of record on March 17, 2004. The aggregate amount of the dividend was $94,479. The dividend was paid to the shareholders on April 1, 2004.

Item 6. Exhibits and Reports on Form 8-K.

      (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) Breda did not file any reports on Form 8-K during the period of January 1, 2004 through March 31, 2004.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BREDA TELEPHONE CORP.


Date:  May 13, 2004.                  By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date:  May 13, 2004.                  By: /s/ Jane Morlok
                                          --------------------------------------
                                          Jane Morlok, Chief Financial Officer
                                          and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2004
                              BREDA TELEPHONE CORP.

Description of Exhibit                                                      Page
----------------------                                                      ----

3.    Articles of Incorporation and Bylaws

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

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief Operations Officer        E-1
            and Co-Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer
            and Co-Chief Executive Officer                                  E-2

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations Officer and      E-3
            Co-Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial Officer and       E-4
            Co-Chief Executive Officer

*Included with this filing.