Form 10KSB/A
period 2003-12-31
BREDA TELEPHONE CORP
filed 2004-06-28
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

      This Form 10-KSB/A is being filed by Breda Telephone Corp. (the "Company") to amend the Form 10-KSB filed by the Company on or about March 26, 2004 (the "Original Filing") by substituting the following "Item 7 Financial Statements" for the material contained under Item 7 in the Original Filing and, more specifically, to amend the report of the Company's independent auditors, Kiesling Associates LLP, and to include the reports of PricewaterhouseCoopers LLP with respect to its audits of the financial statements of Iowa RSA No. 9 Limited Partnership on which Kiesling Associates LLP relied in expressing its opinion on the Company's financial statements as described in the report of Kiesling Associates LLP.

      This Form 10-KSB/A does not attempt to modify or update other disclosures set forth in the Original Filing and this Form 10-KSB/A does not purport to provide a general update for discussion of any other developments at the Company subsequent to the Original Filing.

Item 7. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2003 and 2002

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                                    Contents

                                                                                     Page
                                                                                     ----
Report of Independent Registered Public Accounting Firm                                  4

Consolidated Financial Statements:

      Consolidated Balance Sheets                                                    5 - 6

      Consolidated Statements of Income                                                  7

      Consolidated Statements of Stockholders' Equity                                    8

      Consolidated Statements of Cash Flows                                         9 - 10

      Notes to Consolidated Financial Statements                                   11 - 27

Report of Independent Auditors--2003 Iowa RSA No. 9 Limited Partnership                 28

Report of Independent Accountants--2002 Iowa RSA No. 9 Limited Partnership              29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of RSA No. 9 L.P. limited partnership, the investment in which, as discussed in Note Four to the consolidated financial statements, is accounted for by the equity method of accounting. The investment in this limited partnership was $704,737 and $860,493 as of December 31, 2003 and 2002, respectively, and the equity in its net income was $185,918 and $374,110 for the years ended December 31, 2003 and 2002, respectively. The financial statements of RSA No. 9 L.P. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for RSA No. 9. L.P., is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

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


                                              /s/ Kiesling Associates LLP

West Des Moines, Iowa
January 30, 2004

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                  2003               2002
                                                             -------------      -------------
                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $   1,205,550      $   1,032,734
     Temporary investments                                         361,543            459,059
     Accounts receivable                                           563,542            835,667
     Interest receivable                                            52,742             68,053
     Current portion of notes receivable                           144,000            116,000
     Inventory, at average cost                                    108,007             91,114
     Other                                                          25,407             86,581
                                                             -------------      -------------
                                                                 2,460,791          2,689,208
                                                             -------------      -------------

OTHER NONCURRENT ASSETS
     Marketable securities                                       3,928,354          3,136,576
     Investments in unconsolidated affiliates at equity          3,942,275          3,454,159
     Other investments at cost                                     857,147            807,564
     Goodwill                                                      896,812            896,812
     Notes receivable, less current portion                        291,134            512,792
                                                             -------------      -------------
                                                                 9,915,722          8,807,903
                                                             -------------      -------------

PROPERTY, PLANT AND EQUIPMENT                                    5,141,009          5,190,176
                                                             -------------      -------------

TOTAL ASSETS                                                 $  17,517,522      $  16,687,287
                                                             =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                               2003               2002
                                                                           ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                     $    144,183      $    134,981
     Accounts payable                                                           233,802           262,879
     Accrued taxes                                                              106,592           166,744
     Other                                                                      137,042           174,534
                                                                           ------------      ------------
                                                                                621,619           739,138
                                                                           ------------      ------------

LONG-TERM DEBT, less current portion                                          1,633,461         1,777,644
                                                                           ------------      ------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                               497,795           105,534
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized, 31,694 and 33,000 shares issued and outstanding at $303 and $280
        stated values, respectively                                           9,603,282         9,240,000
     Retained earnings                                                        5,161,365         4,824,971
                                                                           ------------      ------------
                                                                             14,764,647        14,064,971
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 17,517,522      $ 16,687,287
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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2003 and 2002

                                            Common Stock
                                     ----------------------------         Retained
                                       Shares            Amount           Earnings           Total
                                     ----------       -----------       -----------       -----------
Balance at December 31, 2001             35,025       $ 9,036,450       $ 4,475,000       $13,511,450

  Comprehensive income:

     Net income                                                           1,218,421         1,218,421

  Dividends paid                                                           (104,214)         (104,214)

  Common stock redeemed, net             (2,025)         (560,686)                           (560,686)

  Stated value stock adjustment                           764,236          (764,236)
                                     ----------       -----------       -----------       -----------

Balance at December 31, 2002             33,000         9,240,000         4,824,971        14,064,971

  Comprehensive income:

     Net income                                                           1,189,506         1,189,506

  Dividends paid                                                            (98,436)          (98,436)

  Common stock redeemed, net             (1,306)         (391,394)                           (391,394)

  Stated value stock adjustment                           754,676          (754,676)
                                     ----------       -----------       -----------       -----------

Balance at December 31, 2003             31,694       $ 9,603,282       $ 5,161,365       $14,764,647
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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                              2003             2002
                                                          -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents      $   172,816      $  (764,681)

Cash and Cash Equivalents at Beginning of Year              1,032,734        1,797,415
                                                          -----------      -----------

Cash and Cash Equivalents at End of Year                  $ 1,205,550      $ 1,032,734
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

NOTE 2.     TEMPORARY INVESTMENTS AND MARKETABLE SECURITIES

            The amortized cost and fair value of certificates of deposits and investments classified as held-to-maturity are as follows:

                                                            Gross            Gross
                                        Amortized        Unrealized        Unrealized          Fair
                                           Cost             Gains            Losses            Value
                                       -----------      -----------       -----------       -----------
           December 31, 2003

      Held-to-Maturity:
            Municipal bonds            $ 4,070,876      $   127,532       $   (34,429)      $ 4,163,979
            Government securities          219,021                             (3,830)          215,191
                                       -----------      -----------       -----------       -----------
                                       $ 4,289,897      $   127,532       $   (38,259)      $ 4,379,170
                                       ===========      ===========       ===========       ===========

           December 31, 2002

      Certificates of deposit          $   275,000      $                 $                 $   275,000

      Held-to-Maturity:
            Municipal bonds              2,971,671          134,022            (4,449)        3,101,244
            Government securities          348,964              858            (2,436)          347,386
                                       -----------      -----------       -----------       -----------
                                       $ 3,595,635      $   134,880       $    (6,885)      $ 3,723,630
                                       ===========      ===========       ===========       ===========

                                           2003             2002
                                       -----------      -----------
      Amounts classified as:
            Current                    $   361,543      $   459,059
            Noncurrent                   3,928,354        3,136,576
                                       -----------      -----------
               Total                   $ 4,289,897      $ 3,595,635
                                       ===========      ===========

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

            Certificates of deposit and investments classified as held-to-maturity at December 31, 2003 are summarized below by contractual maturity date:

                                                            Amortized Cost      Fair Value
                                                            --------------     ------------
               Due in one year or less                       $    361,543      $    364,441
               Due after one year through three years             815,953           858,441
               Due after three years through five years           954,994           990,420
               Due after five years                             2,157,407         2,165,868
                                                             ------------      ------------
                                                             $  4,289,897      $  4,379,170
                                                             ============      ============

NOTE 3.     NOTES RECEIVABLE

            Notes receivable consist of the following:

                                                        2003              2002
                                                    ------------      ------------
            Desktop Media, L.L.C  -  13%            $    435,134      $    468,792
            Toyne, Inc.           -   7%                      --           160,000
                                                    ------------      ------------
                                                         435,134           628,792
                Less current portion                     144,000           116,000
                                                    ------------      ------------
                                                    $    291,134      $    512,792
                                                    ============      ============

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 4.     OTHER INVESTMENTS

            INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

            Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

                                                        2003             2002
                                                    -----------      -----------

            Alpine Communications, L.C              $ 1,300,446      $   988,228
            RSA #1, Ltd.                                836,306          693,328
            RSA #7, Ltd.                                275,062          244,490
            RSA #8, Ltd.                                704,972          534,867
            RSA #9, Ltd                                 704,737          860,493
            Quad County Communications                   86,350           98,738
            Carroll County Wireless, L.L.C               25,273           24,886
            Guthrie Group, L.L.C                          9,129            9,129
                                                    -----------      -----------
                                                    $ 3,942,275      $ 3,454,159
                                                    ===========      ===========

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

            Condensed consolidated financial data for the twelve months ended September 30, 2003 and 2002 for Alpine, RSA #1, RSA #7, RSA #8, RSA #9, and Quad County is as follows:

                                                                        2003               2002
                                                                    ------------      ------------
            Revenues                                                $ 42,408,080      $ 41,987,013
            Expenses                                                  30,407,082        30,542,190
                                                                    ------------      ------------
            Net Income                                              $ 12,000,998      $ 11,444,823
                                                                    ============      ============

            Current assets                                          $ 13,948,541      $ 13,208,958
            Non-current assets                                        35,863,771        35,823,617
            Current liabilities                                        4,417,295         4,753,174
            Non-current liabilities                                   14,693,369        16,845,194

            LONG-TERM INVESTMENTS AT COST

            Long-term investments at cost include nonmarketable equity securities and certificates as follows:

                                                                        2003               2002
                                                                    ------------      ------------
            NECA Services, Inc. - stock                             $    300,000      $    300,000
            Rural Telephone Finance Cooperative - certificates           189,317           192,070
            Rural Telephone Bank - stock                                 165,789           165,789
            Iowa Network Services - stock                                 78,705            78,705
            Desktop Media, L.L.C                                          60,000            60,000
            NRTC Patronage Capital - certificates                         52,336                --
            Other                                                         11,000            11,000
                                                                    ------------      ------------
                                                                    $    857,147      $    807,564
                                                                    ============      ============

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 5.     GOODWILL

            Goodwill consists of the following:

                                                       2003             2002
                                                   -----------      -----------

            Balance, Beginning of Year             $   896,812      $ 1,016,757
                Goodwill acquired                           --               --
                Goodwill impairment                         --         (119,945)
                                                   -----------      -----------
            Balance, End of Year                   $   896,812      $   896,812
                                                   ===========      ===========

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 7.     INCOME TAXES

            Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                                2003            2002
                                                             -------------------------
            Federal income taxes:
                 Current tax expense                         $ 238,562       $ 503,880
                 Deferred tax expense (benefit)                264,048            (531)
                 Amortization of investment tax credits         (9,769)         (9,769)
            State income taxes:
                 Current tax expense                           131,701         198,888
                 Deferred tax expense (benefit)                 85,646            (208)
                                                             ---------       ---------
            Total income tax expense                         $ 710,188       $ 692,260
                                                             =========       =========

            Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                                2003            2002
                                                             ---------       ---------
            Deferred Tax Liabilities
                Federal                                      $ 426,338       $ 269,312
                State                                          139,907          79,530
                                                             ---------       ---------
                    Total Deferred Tax Liabilities             566,245         348,842
                                                             ---------       ---------

            Deferred Tax Assets
                Federal                                         90,324         197,347
                State                                           44,934          70,202
                                                             ---------       ---------
                    Total Deferred Tax Assets                  135,258         267,549
                                                             ---------       ---------

                Net Deferred Tax Liability                   $ 430,987       $  81,293
                                                             =========       =========

            Current Portion                                  $      --       $      --
            Long-term Portion                                  430,987          81,293
                                                             ---------       ---------
                Net Deferred Tax Liability                   $ 430,987       $  81,293
                                                             =========       =========

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

            The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                             2003       2002
                                                           -------     -------

            Statutory federal income tax rate                 34.0%       34.0%
            State income taxes, net of federal benefit        10.1%        9.6%
            Amortization of investment tax credits            (0.1)%      (0.1)%
            Dividends received deduction                      (1.4)%      (1.5)%
            Tax exempt interest                               (3.7)%      (3.9)%
            Other                                             (1.5)%      (3.2)%
                                                           -------     -------
                 Effective income tax rate                    37.4%       34.9%
                                                           =======     =======

            The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8.     LONG-TERM DEBT

            Long-term debt consists of:

                                                         2003            2002
                                                     -----------     -----------
            Rural Telephone Finance Cooperative
               7.35% (Fixed Rate)                    $ 1,777,644     $ 1,912,625
                 Less current portion                    144,183         134,981
                                                     -----------     -----------
                                                     $ 1,633,461     $ 1,777,644
                                                     ===========     ===========

            The annual requirements for principal payments on long-term debt for the next five years are as follows:

                         2004                          $144,183
                         2005                           154,013
                         2006                           164,513
                         2007                           175,729
                         2008                           187,710

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

                                                    Local                             Internet
                                                  Exchange                            Service
                        2003                       Carrier         Broadcast          Provider           Other             Total
            -------------------------------      -----------      -----------       -----------       -----------       -----------
            Revenues and sales                   $ 4,661,184      $   909,292       $   626,821       $        --       $ 6,197,297
            Intersegment income and sales                 --               --                --                --                --
            Interest income                          273,486            4,052               152                --           277,690
            Interest expense                         136,909               --                --                --           136,909
            Depreciation and amortization            680,483          257,039           119,768                --         1,057,290
            Income tax expense (benefit)             919,171         (100,238)         (108,745)               --           710,188
            Segment profit (loss)                  1,490,238         (144,246)         (156,486)               --         1,189,506
            Segment assets                        14,882,852        1,267,811         1,366,859                --        17,517,522
            Expenditures for segment assets          325,645           30,828           651,651                --         1,008,124

                        2002
            ------------------------------

            Revenues and sales                   $ 4,287,041      $   975,336       $   726,028       $        --       $ 5,988,405
            Intersegment income and sales                 --               --                --                --                --
            Interest income                          291,951            7,321                 4                --           299,276
            Interest expense                         146,571               --                --                --           146,571
            Depreciation and amortization            667,403          310,214            92,952                --         1,070,569
            Income tax expense (benefit)             810,014          (29,439)          (86,273)           (2,042)          692,260
            Segment profit (loss)                  1,384,318         (114,925)          (47,807)           (3,165)        1,218,421
            Segment assets                        14,345,956        1,463,418           828,015            49,898        16,687,287
            Expenditures for segment assets          596,549           14,136           144,210                --           754,895

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

            Reconciliation of Segment Information

                                                                  2003              2002
                                                              ------------      ------------
            REVENUES:
                 Total revenues for reportable segments       $  6,197,297      $  5,988,405
                 Other revenues                                         --                --
                                                              ------------      ------------
                     Consolidated Revenues                    $  6,197,297      $  5,988,405
                                                              ============      ============

            PROFIT:
                 Total Profit for reportable segments         $  1,189,506      $  1,221,586
                 Other profit (loss)                                    --            (3,165)
                                                              ------------      ------------
                     Net Income                               $  1,189,506      $  1,218,421
                                                              ============      ============
            ASSETS:
                 Total assets for reportable segments         $ 17,517,522      $ 16,637,389
                 Other assets                                           --            49,898
                 Elimination of intercompany receivables                --                --
                                                              ------------      ------------
                     Consolidated Assets                      $ 17,517,522      $ 16,687,287
                                                              ============      ============

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 14.    ASSET RETIREMENT OBLIGATION

            SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001, and became effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

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

                         Report of Independent Auditors

To the Partners of
Iowa RSA No. 9 Limited Partnership

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in partners' capital (not presented separately herein) present fairly, in all material respects, the financial position of Iowa RSA No. 9 Limited Partnership (the "Partnership") (an Iowa limited partnership), at December 31, 2003, and the results of its operations, cash flows and changes in partners' capital for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2, the Partnership changed the manner in which it accounts for asset retirement costs as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003.


                                               /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 5, 2004

                        Report of Independent Accountants

To the Partners of
Iowa RSA No. 9 Limited Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in partners' capital (not presented separately herein) present fairly, in all material respects, the financial position of Iowa RSA No. 9 Limited Partnership (the "Partnership") (an Iowa limited partnership) at December 31, 2002, and the results of its operations, cash flows and changes in partners' capital for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2, the Partnership changed the method by which it accounts for direct incremental costs related to wireless customer activations on January 1, 2002. Also as discussed in Note 2, the Partnership changed the method by which it accounts for activation fees charged with the sale of equipment and service as a result of the adoption of Emerging Issues Task Force statement No. 00-21 "Accounting for Multiple Element Arrangements", on January 1, 2002.


                                            /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 2003

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BREDA TELEPHONE CORP.


Date: June 28, 2004             By: /s/ Robert Boeckman
                                    --------------------------------------------
                                        Robert Boeckman, Chief Operations
                                        Officer and Co-Chief Executive Officer


Date: June 28, 2004             By: /s/ Jane Morlok
                                    --------------------------------------------
                                        Jane Morlok, Chief Financial Officer and
                                        Co-Chief Executive Officer

                                  EXHIBIT INDEX
               Exhibits to Form 10-KSB/A of Breda Telephone Corp.
                   for the Fiscal Year Ended December 31, 2003

Description of Exhibit.

      *31.  Rule 13a-14(a)/15d-14(a) Certifications

            31.1  Rule 13a-14(a) Certification of                   E-1
                  Chief Operations Officer and
                  Co-Chief Executive Officer

            31.2  Rule 13a-14(a) Certification of                   E-2
                  Chief Financial Officer and
                  Co-Chief Executive Officer

*Included with this filing.