Form 10QSB
period 2004-06-30
BREDA TELEPHONE CORP
filed 2004-08-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________________ to
      ______________________

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

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,204 shares of common stock, no par value, at June 30, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Periods
                          Ended June 30, 2004 and 2003
                      and the Year Ended December 31, 2003

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,         December 31,
                                                                  2004               2003
                                                               (Unaudited)         (Audited)
                                                               -----------        ------------
                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $   962,635        $ 1,205,550
     Temporary investments                                         436,209            361,543
     Accounts receivable                                           512,783            563,542
     Interest receivable                                            58,123             52,742
     Current portion of notes receivable                            69,000            144,000
         Less allowance of $75,000 in 2004
     Inventory, at average cost                                    133,848            108,007
     Other                                                          41,039             25,407
                                                               -----------        -----------
                                                                 2,213,637          2,460,791
                                                               -----------        -----------

OTHER NONCURRENT ASSETS
     Marketable securities                                       4,339,181          3,928,354
     Investments in unconsolidated affiliates at equity          4,373,907          3,942,275
     Other investments at cost                                     850,441            857,147
     Goodwill                                                      896,812            896,812
     Notes receivable, less current portion                        318,205            291,134
                                                               -----------        -----------
                                                                10,778,546          9,915,722
                                                               -----------        -----------

PROPERTY, PLANT AND EQUIPMENT                                    4,970,473          5,141,009
                                                               -----------        -----------

 TOTAL ASSETS                                                  $17,962,656        $17,517,522
                                                               ===========        ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,         December 31,
                                                                          2004               2003
                                                                      (Unaudited)         (Audited)
                                                                      -----------        ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                $   149,017        $   144,183
     Accounts payable                                                     249,842            233,802
     Accrued taxes                                                        152,168            106,592
     Other                                                                 78,221            137,042
                                                                      -----------        -----------
                                                                          629,248            621,619
                                                                      -----------        -----------

LONG-TERM DEBT, less current portion                                    1,557,724          1,633,461
                                                                      -----------        -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                         525,991            497,795
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized,
         31,204 and 31,694 shares issued and outstanding at
         $326 and $303 stated value, respectively                      10,172,504          9,603,282
     Retained earnings                                                  5,077,189          5,161,365
                                                                      -----------        -----------
                                                                       15,249,693         14,764,647
                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $17,962,656        $17,517,522
                                                                      ===========        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 2004 and 2003

                                               For the Three Months Ended         For the Six Months Ended
                                                  2004             2003             2004             2003
                                              -----------      -----------      -----------      -----------
OPERATING REVENUES                            $ 1,711,473      $ 1,517,356      $ 3,233,450      $ 3,207,999
                                              -----------      -----------      -----------      -----------

OPERATING EXPENSES
     Cost of services                             670,959          655,647        1,307,176        1,319,488
     Depreciation and amortization                258,658          244,690          500,430          505,157
     Selling, general, and administrative         432,701          430,369          922,851          923,389
                                              -----------      -----------      -----------      -----------
                                                1,362,318        1,330,706        2,730,457        2,748,034
                                              -----------      -----------      -----------      -----------

OPERATING INCOME                                  349,155          186,650          502,993          459,965
                                              -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                 103,242           59,083          160,876          115,761
     Interest expense                             (32,018)         (34,540)         (64,682)         (69,684)
     Loss on note receivable                      (75,000)              --          (75,000)              --
     Income from equity investments               315,371          118,927          630,619          406,924
     Other, net                                    (7,432)          (2,809)         (10,565)          (6,061)
                                              -----------      -----------      -----------      -----------
                                                  304,163          140,661          641,248          446,940
                                              -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                        653,318          327,311        1,144,241          906,905
                                              -----------      -----------      -----------      -----------

INCOME TAXES                                      247,313          122,217          409,645          344,384
                                              -----------      -----------      -----------      -----------

NET INCOME                                    $   406,005      $   205,094      $   734,596      $   562,521
                                              ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE                   $     12.93      $      6.30      $     23.34      $     17.20
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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                             -------------------------          Retained
                                             Shares          Amount             Earnings             Total
                                             ------       ------------        -----------        ------------
Balance at December 31, 2002 (Audited)       33,000       $  9,240,000        $ 4,824,971        $ 14,064,971

  Comprehensive Income:
    Net income                                                                  1,189,506           1,189,506

  Dividends paid                                                                  (98,436)            (98,436)

  Stated value stock adjustment                                754,676           (754,676)

  Common stock redeemed, net                 (1,306)          (391,394)                              (391,394)
                                             ------       ------------        -----------        ------------

Balance at December 31, 2003 (Audited)       31,694          9,603,282          5,161,365          14,764,647

  Comprehensive Income:
    Net income                                                                    734,596             734,596

  Dividends paid                                                                  (94,479)            (94,479)

  Stated value stock adjustment                                724,293           (724,293)

  Common stock redeemed, net                   (490)          (155,071)                              (155,071)
                                             ------       ------------        -----------        ------------

Balance at June 30, 2004 (Unaudited)         31,204       $ 10,172,504        $ 5,077,189        $ 15,249,693
                                             ======       ============        ===========        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003

                                                                                  2004            2003
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $   734,596     $   562,521
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization                                             500,430         505,157
        Deferred income taxes                                                      59,249          63,626
        Amortization of investment tax credits                                     (4,884)         (4,884)
        Equity income in unconsolidated affiliates, net of distribution
          received of $198,987 and $245,564 in 2004 and 2003, respectively       (431,632)       (161,360)
        Note receivable discount                                                   (5,764)         (7,606)
        Allowance on note receivable                                               75,000              --
     Changes in assets and liabilities:
        (Increase) Decrease in assets:                                              3,905         246,206
        Increase (Decrease) in liabilities:                                       (23,374)       (153,947)
                                                                              -----------     -----------
        Net cash provided by operating activities                                 907,526       1,049,713
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                        (329,894)       (753,916)
     Purchase of investments                                                     (699,361)       (380,012)
     Purchase of equity investments                                                    --            (500)
     Purchase of other investments - at cost                                          (43)             --
     Issuance of notes receivable                                                 (45,307)             --
     Proceeds from the sale of investments                                        213,868         461,575
     Sale of other investments                                                      6,749           6,319
     Repayment of notes receivable                                                 24,000          24,000
                                                                              -----------     -----------
        Net cash used in investing activities                                    (829,988)       (642,534)
                                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                                  (70,903)        (66,378)
     Common stock redeemed, net                                                  (155,071)       (270,497)
     Dividends paid                                                               (94,479)        (98,436)
                                                                              -----------     -----------
        Net cash used in financing activities                                    (320,453)       (435,311)
                                                                              -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                             (242,915)        (28,132)

Cash and Cash Equivalents at Beginning of Period                                1,205,550       1,032,734
                                                                              -----------     -----------

Cash and Cash Equivalents at End of Period                                    $   962,635     $ 1,004,602
                                                                              ===========     ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                                             $    64,682     $    69,684
         Income taxes                                                         $   310,375     $   406,500

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003 and the results of operation and changes in cash flows for the three and six months ended June 30, 2004 and 2003.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three and six month period ended June 30, 2004 are not necessarily indicative of the operating results of the entire year.

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

                                         Local                           Internet
            Six months ended            Exchange                         Service
             June 30, 2004               Carrier        Broadcast        Provider            Total
      --------------------------       ----------       ---------        ---------        ----------
      Revenues
           External customers          $2,503,223       $ 420,779        $ 309,448        $3,233,450
           Intersegment                        --              --               --                --
           Segment profit (loss)          873,399        (113,740)         (25,063)          734,596

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS (Continued)

      --------------------------         Local                           Internet
            Six months ended            Exchange                         Service
             June 30, 2003               Carrier        Broadcast        Provider            Total
      --------------------------       ----------       ---------        ---------        ----------
      Revenues
           External customers          $2,421,605       $ 466,318        $ 320,076        $3,207,999
           Intersegment                        --              --               --                --
           Segment profit (loss)          705,245         (84,010)         (58,714)          562,521

      --------------------------         Local                           Internet
          Three months ended            Exchange                         Service
             June 30, 2004               Carrier        Broadcast        Provider            Total
      --------------------------       ----------       ---------        ---------        ----------
      Revenues
           External customers          $1,342,460       $ 213,286        $ 155,727        $1,711,473
           Intersegment                        --              --               --                --
           Segment profit (loss)          454,180         (51,569)           3,394           406,005

      --------------------------         Local                           Internet
          Three months ended            Exchange                         Service
             June 30, 2003               Carrier        Broadcast        Provider            Total
      --------------------------       ----------       ---------        ---------        ----------
      Revenues
           External customers          $1,130,808       $ 227,654        $ 158,894        $1,517,356
           Intersegment                        --              --               --                --
           Segment profit (loss)          262,206         (37,626)         (19,486)          205,094

           Reconciliation of               Three Months Ended                 Six Months Ended
          Segment Information           June 30,        June 30,         June 30,          June 30,
          -------------------             2004            2003             2004              2003
      --------------------------       ----------       ---------        ---------        ----------
      REVENUES:
        Total revenues for
          reportable segments          $1,711,473       $1,517,356       $3,233,450       $3,207,999
        Other revenues                         --              --               --                --
                                       ----------       ---------        ---------        ----------
               Consolidated Revenues   $1,711,473       $1,517,356       $3,233,450       $3,207,999
                                       ==========       =========        =========        ==========

      PROFIT:
        Total profit for
          reportable segments          $  406,005       $ 205,094        $ 734,596        $  562,521
        Other profit (loss)                    --              --               --                --
                                       ----------       ---------        ---------        ----------
        Net Income                     $  406,005       $ 205,094        $ 734,596        $  562,521
                                       ==========       =========        =========        ==========

NOTE 3. NET INCOME PER COMMON SHARE

      Net income per common share for the three and six months ended June 30, 2004 and 2003 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2004 and 2003 were 31,395 and 32,572 and 31,480 and 32,710, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

      During May 2003, the board of directors authorized a $23 increase in the stated value of each share of common stock from $280 to $303. There were 32,812 shares outstanding at the time of the value adjustment, which reduced earnings by $754,676.

      During May 2004, the board of directors authorized a $23 increase in the stated value of each share of common stock from $303 to $326. There were 31,491 shares outstanding at the time of the value adjustment, which reduced earnings by $724,293.

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

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of, respectively, the second quarter of 2003 and the second quarter of 2004:

                                                            April-     April-
                                                             June       June
                                                             2003       2004

                     Local Exchange Carrier(1)               74.5%      78.4%
                     Broadcast(2)                            15.0%      12.5%
                     Internet Service Provider(3)            10.5%       9.1%
                                                            -----      -----
                                 Total                      100.0%     100.0%

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

      Six-months ended June 30, 2004 Compared to Six-months ended June 30, 2003

      NET INCOME

      Consolidated net income for the six-month period ended June 30, 2004 was $734,596, which was a $172,075, or 30.6%, increase when compared to the $562,521 of consolidated net income for the six-month period ended June 30, 2003.

      The $172,075 increase in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $43,028, or 9.4%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003.

            2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $194,308, or 43.5%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003.

            3) Income taxes increased $65,261, or 19.0%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003.

      OPERATING REVENUES

      There was an increase in total operating revenues for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003, of $25,451, or .8%. The segments making up total operating revenues and their contributions to the $25,451 increase between the two periods are as follows: local exchange carrier services - $81,618; broadcast services - ($45,539); and Internet service provider services - ($10,628).

      Local Exchange Carrier Services - $81,618

      Local exchange carrier services revenue accounted for 77.4% of the operating revenue in the six-month period ended June 30, 2004. The components of and their contributions to the $81,618 increase in local exchange carrier services revenue for the six-months ended June 30, 2004, when compared to the six-months ended June 30, 2003, are as follows: local network services - $65,538; network access services - $192,241; long distance services - $26,427; billing and collection services - ($228); cellular services - ($138,525); and miscellaneous - ($63,835).

      Local network services increased 22.9% and network access services revenues increased 15.9% in the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. The increase in local network services revenues and a portion of the increase in network access services revenues were the result of new customers in the Carroll, Iowa market area which were generated by BTC, Inc. after BTC, Inc. began offering local exchange carrier services in October 2003. There was no corresponding customer base in the six-month period ended June 30, 2003.

      Breda also received a 24-month true-up adjustment in the amount of $148,362 from the NECA pool for the time period April 2002 through April 2004 to incorporate a line haul lease agreement that Breda had in place with another independent telephone provider during that time period. The $148,362 adjustment was received in May 2004. Breda anticipates receiving additional monthly line haul compensation from the NECA pool of approximately $6,000 per month on a going forward basis.

      Breda has not experienced an adverse effect from the implementation in 2003 of different methodologies for the support payment funding regulated by the FCC.

      Breda has had lower access revenues in both 2003 and 2004 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services.

      Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely, along with the potential restructuring of universal service funding.

      Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 46.0% increase in long distance services revenues for the six month period ended June 30, 2004 when compared to the six-month period ended June 30, 2003. The increase is a direct reflection of the 58.8% increase in Breda's long distance customer base, which has mainly resulted from new customers taking this service as part of a bundled service package which includes local exchange service and Internet service provider services in the Carroll, Iowa exchange area.

      The $138,525, or 20.4%, decrease in cellular sales revenue for the six-month period ended June 30, 2004, when compared to the six-month period June 30, 2003, reflects the decreased sales from all of Breda's service locations during the first six months of 2004. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two year term. Breda will accordingly experience a time gap between when customers would normally be entering new contracts if they had one year contracts versus when they would enter into new contracts if they had two year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two year contracts in 2002 will be eligible for new contracts beginning in May and June of 2004. Breda saw some increase in retention contracts during the months of May and June of 2004, and expects its retention commissions to go back to their customary levels in the coming months.

      Other factors contributing to the decrease in cellular sales revenue during the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003, were the down time caused by the hiring and training of a new outside cellular sales person, and the change in focus to the new services offered by Breda's local exchange services entry into the Carroll, Iowa market by two outside sales people, who had originally spent sales efforts on cellular services.

      Miscellaneous revenue decreased $63,835, or 36.7%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. Breda performed fiber installation contractual work for an outside corporation in the first quarter of 2003, which generated approximately $50,000 in miscellaneous revenue, before materials, equipment and labor costs. There was no corresponding work or revenue in the six-month period ending June 30, 2004. Breda also received a Qwest refund on co-location expenditures of approximately $28,229 during the second quarter of 2003. There was no corresponding entry in the six-month period ended June 30, 2004.

      Broadcast Services ($45,539)

      Broadcast services revenue decreased $45,539, or 9.8%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services, Ltd experienced a 9.9% decrease in its customer base when comparing the six-month period ended June 30, 2004, to the six-month period ended June 30, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other 16 communities which are served by Tele-Services.

      Tele-Services added channels in the latter part of the first quarter of 2004 in many of the 19 communities which are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by May 1, 2004. Local channels have been added to six additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather, and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

      Internet Services ($10,628)

      Internet services revenue decreased $10,628, or 3.3%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. The decrease is directly attributable to the decrease in BTC Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003 and 2004. The programs have, however, resulted in reduced Internet revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. The new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue that Breda had experienced in 2003.

      OPERATING EXPENSES

      There was a decrease in total operating expenses of $17,577, or .6%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services decreased $12,313, or .9%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. Most of the decrease in cost of services resulted from decreased Internet provision costs of $115,572 and decreased cellular services costs of $50,634. Internet provision costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. As noted previously, Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide local exchange carrier services in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet provider service to the Carroll, Iowa market over those same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet services. The cost of utilities, payroll expenses, long distance costs, cable TV programming, and key system costs, did, however, all increase to net against the decreases in Internet provision costs and cellular services cost, resulting in an overall $12,313 decrease in cost of services for the six-month period ended June 30, 2004.

      Depreciation and amortization expense decreased $4,727, or .9%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. The decrease is attributable to the fact that some of Breda's assets have reached their maximum depreciable life, so even though the assets are still in use, there is no further depreciation expense that can be taken on the assets.

      Selling, general and administration expenses decreased $537, or 0.1%, for the six-month period ended June 30, 2004, when compared to the same six-month period in 2003. The referenced expenses were almost identical when comparing the two six-month periods, although wage and benefit costs did increase during the six-month period ended June 30, 2004. Some of the decrease in corporate expenses resulted from the timing of consulting and professional work, and it is anticipated that these expenses will be incurred in the remaining six months of the year.

      OPERATING INCOME

      The net result of the operating revenue and operating expenses was a increase of $43,028, or 9.4%, in operating income for the six-month period ended June 30, 2004, when compared to the same six-month period in 2003.

      OTHER INCOME (EXPENSE)

      Other income (expense) increased $194,308, or 43.5%, during the six-month period ended June 30, 2004, when compared to the same six-month period in 2003. The increase was mainly attributable to three items. The first item is interest and dividend income, which increased $45,115, or 39.0%, when comparing the six-month period ended June 30, 2004, to the six-month period ended June 30, 2003. The increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income. Breda also reported $26,168 of National Rural Telecommunications Cooperative patronage capital as interest and dividend income during the six-month period ended June 30, 2004. There was no corresponding entry during the six-month period ended June 30, 2003.

      The second item is income from equity investments, which increased $223,695, or 55.0%, during the six-month period ended June 30, 2004, when compared to the same six-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the six-month period ended June 30, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

      The third item is a $75,000 loss on a note receivable, which was recorded during the six-month period ended June 30, 2004, and for which there was no corresponding loss during the six-month period ended June 30, 2003. Breda determined that its investment in Desktop Media, LLC, which is evidenced by a note receivable on Breda's balance sheet, should be reviewed, and subsequently recorded an allowance and loss on this note receivable in the approximate amount of the principal payments that Breda has not received during the twelve-month period of 2003 and the first six months of 2004.

      INCOME BEFORE INCOME TAXES

      Income before income taxes increased $237,336, or 26.2%, for the six-month period ended June 30, 2004, when compared to the six-month period ended June 30, 2003. The $237,336 increase was the result of a $43,028 increase in operating income and a $194,308 increase in other income (expense).

      NET INCOME

      Income taxes increased $65,261, or 19.0%, for the six-month period ended June 30, 2004, when compared to the same period in 2003. The increase is a direct reflection of the increased income generated in the six-month period ended June 30, 2004. The effective tax rate in 2004 was 35.8%, versus 38.0% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      Net income increased $172,075, or 30.6%, for the six-month period ended June 30, 2004, when compared to the same period in 2003.

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

      Working Capital

      Working capital was $1,839,172 as of December 31, 2003, compared to working capital of $1,950,070 as of December 31, 2002. The ratio of current assets to current liabilities was 4.0 to 1.0 as of December 31, 2003, as compared to 3.6 to 1.0 as of December 31, 2002.

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

      Noncurrent assets, which mainly consist of longer-term investments, increased $1,107,819 during the twelve-month period ended December 31, 2003, when compared to the year ended December 31, 2002. Long term investments increased $791,778 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. The note is shown net of unamortized discounts of $16,866 and $31,208 at, respectively, December 31, 2003 and December 31, 2002. $291,134 is included in long-term note receivables, and $144,000 of the note is included in short-term note receivables as of December 31, 2003. (As previously noted, Breda recorded an allowance and loss of $75,000 on this note receivable during the six month period ended June 30, 2004.) Investments in unconsolidated affiliates at equity increased $488,116 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the twelve-month period ended December 31, 2003.

      Tele-Services entered into a five-year contract with Toyne, Inc. in September 2001, pursuant to which Tele-Services sold its corporate building to Toyne, Inc. for $200,000. Tele-Services received a cash payment on October 1, 2002, and the remaining $160,000 balance was shown as $140,000 in long-term note receivables and $20,000 in short-term note receivables on Breda's balance sheet as of December 31, 2002. The $160,000 balance was paid in full on February 14, 2003.

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

      Liquidity and Capital Resources at Six-months ended June 30, 2004

      Cash Flows

      Cash provided from operations for the six-month periods ended June 30, 2004 and June 30, 2003, was, respectively, $907,526 and $1,049,713. The cash flows from operations for the six-month period ended June 30, 2004 were primarily attributable to a positive net income of $734,596, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, loss on note receivable, and amortization of investment tax credits totaling $624,031, which were then offset by $431,632 of non-cash, equity income in unconsolidated affiliates. The net negative change in assets and liabilities of $19,469 was also added to net income. The cash flows from operations for the six-month period ended June 30, 2003 were primarily attributable to a positive net income of $562,521, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $556,293, which were then offset by $161,360 of non-cash, equity income in unconsolidated affiliates. The net positive changes in assets and liabilities of $92,259 were also added to net income.

      Cash used in investing activities was $829,988 for the six-month period ended June 30, 2004, and $642,534 for the six-month period ended June 30, 2003. Capital expenditures relating to ongoing business were $329,894 for the six-month period ended June 30, 2004, and $753,916 for the six-month period ended June 30, 2003. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects capital expenditures in 2004 to be at similar levels to those made in 2003.

      Breda advanced an additional $45,307 on its notes receivable to Desktop Media, LLC during the six-month period ended June 30, 2004. Breda also received payment on the outstanding note receivable of $24,000 during the six-month period ended June 30, 2004. Principal payments on the note receivable of $24,000 had also been made during the six-month period ended June 30, 2003.

      Cash used in financing activities was $320,453 for the six-month period ended June 30, 2004, and $435,311 for the six-month period ended June 30, 2003. During the six-month period ended June 30, 2004, cash was used to repay $70,903 of long term debt, to pay dividends to the shareholders of $94,479, and to redeem common stock for $155,071. During the six-month period ended June 30, 2003, cash was used to repay $66,378 of long-term debt, to pay dividends to the shareholders of $98,436, and to redeem common stock for $270,497. Breda funds the redemption of its stock from cash flows from operations.

      Working Capital

      Working capital was $1,584,389 as of June 30, 2004, compared to working capital of $1,839,172 as of December 31, 2003. The ratio of current assets to current liabilities was 3.5 to 1.0 as of June 30, 2004, and 4.0 to 1.0 as of December 31, 2003.

      Breda had a $247,154 decrease in current assets during the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. The decrease in current assets was mainly attributable to a $168,249 decrease in cash and temporary investments and a $50,759 decrease in accounts receivable. There was a corresponding $410,827 increase in long-term investments. Customer accounts receivable as of June 30, 2004 were comparable to customer accounts receivable as of December 31, 2003. The $50,759 decrease in accounts receivable was mainly attributable to the decreased amounts owed to Breda and its subsidiaries from interexchange carriers for the use of Breda's networks to carry the interexchange carrier traffic to Breda's end users.

      Noncurrent assets, which mainly consist of longer-term investments, increased $862,824 during the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. This note is shown net of unamortized discounts of $11,102 and $16,866, respectively, June 30, 2004 and December 31, 2003, and an allowance of $75,000 as of June 30, 2004. $318,205 is included in long-term note receivables, and $69,000 is included in short-term note receivables as of June 30, 2004.

      Investments in unconsolidated affiliates at equity increased $431,632 for the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the six-month period ended June 30, 2004.

      Current liabilities increased $7,629 for the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. Accounts payable increased $16,040. A $3.00 per share dividend, for an aggregate amount of $94,479, was declared by Breda's board of directors to shareholders of record on March 17, 2004, and the dividend was paid on April 1, 2004. Accrued taxes increased $45,576 for the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. The increase was caused by the increase in accruals for federal and state income taxes as of June 30, 2004. Breda had federal and state income tax overpayments recorded as of June 30, 2003, which reduced Breda's overall accrued taxes liability as of June 30, 2003.

      Common stock had a net increase of $569,222 during the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003. The increase resulted from the decrease in the number of outstanding shares through the redemption of 490 shares of common stock at an aggregate redemption price of $155,071, and the restatement of the outstanding shares of stock on May 18, 2004 to a per share price of $326, or a total adjustment of $724,293. The prior redemption value had been $303 per share. The decrease of $84,176 in retained earnings during the six-month period ended June 30, 2004, when compared to the year ended December 31, 2003, is the net effect of the $94,479 in dividends paid on April 1, 2004, the year-to-date net income as of June 30, 2004 of $734,596, and the $724,293 stated value stock adjustment for the outstanding shares on May 18, 2004.

      Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2004 will be similar to 2003, and will be funded internally through operations and temporary investments.

      Three-months ended June 30, 2004 Compared to Three-months ended June 30, 2003

      NET INCOME

      Consolidated net income for the three-month period ended June 30, 2004 was $406,005, which was a $200,911, or 98.0%, increase when compared to the $205,094 of consolidated net income for the three-month period ended June 30, 2003.

      The $200,911 increase in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment, increased $162,505, or 87.1%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003.

            2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $163,502, or 116.2%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003.

            3) Income taxes increased $125,096, or 102.4%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003.

      OPERATING REVENUES

      There was an increase in total operating revenues for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003, of $194,117, or 12.8%. The segments making up total operating revenues and their contributions to the $194,117 increase between the two periods are as follows: local exchange carrier services - $211,652; broadcast services - ($14,368); and Internet service provider services - ($3,167).

      Local Exchange Carrier Services - $211,652

      Local exchange carrier services revenue accounted for 78.4% of the operating revenue in the three-month period ended June 30, 2004. The components of and their contributions to the $211,652 increase in local exchange carrier services revenue for the three-months ended June 30, 2004, when compared to the three-months ended June 30, 2003 are as follows: local network services - $38,168; network access services - $156,935; long distance services - $19,803; billing and collection services - $431; cellular services - $4,269; and miscellaneous - ($7,954).

      Local network services increased 26.6% and network access services revenues increased 26.0% in the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. The increase in local network services revenue and a portion of the increase in network access services revenue were the result of new customers in the Carroll, Iowa market area which were generated by BTC, Inc. after BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October 2003. Breda also received a one-time, 24-month, line haul adjustment in the amount of $148,362 from the National Exchange Carrier Association in May 2004. NECA administers the FCC mandated pooling processes, and this adjustment was to incorporate a lease agreement that Breda had in place with another independent telephone company to haul traffic during that time period. Breda anticipates continuing to receive additional NECA pooling compensation because of this lease on a monthly basis. Breda estimates the increased compensation will be approximately $6,000 per month.

      Breda has not experienced an adverse effect from the implementation in 2003 of different methodologies for the support payment funding regulated by the FCC.

      Breda has had lower access revenues in both 2003 and 2004 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services.

      Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely, along with the potential restructuring of universal service funding.

      Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. The three-month period ended June 30, 2004 reflected a $19,803, or 71.2%, increase in long distance services revenues when compared to the three-month period ended June 30, 2003. The increase is a direct reflection of the 67.3% increase in Breda's long distance customer base, which has mainly resulted from new customers taking this service as part of a bundled service package which includes local exchange carrier services and Internet service provider services in the Carroll, Iowa exchange area.

      The $4,269, or 1.5%, increase in cellular sales revenue for the three-month period ended June 30, 2004, when compared to the three-month period June 30, 2003, reflects increased equipment and services being purchased from the roll-out of new data and video options on the cellular equipment and service offerings. Breda's overall customer volume for new contracts and retention contracts was less than during the three-month period ended June 30, 2003. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda will accordingly experience a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 will be eligible for new contracts beginning in May and June of 2004. Breda is beginning to see its retention commissions increasing back to its customary level.

      Miscellaneous revenue decreased $7,954, or 12.0%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. The decrease in miscellaneous revenue mainly arose from the fact that BTC, Inc. received a Qwest refund on co-location expenditures of approximately $28,229 during the second quarter of 2003. There was no corresponding entry for the three-month period ended June 30, 2004.

      Broadcast Services ($14,368)

      Broadcast services revenue decreased $14,368, or 6.3%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services, Ltd experienced a 8.2% decrease in its customer base when comparing the three-month period ended June 30, 2004, to the three-month period ended June 30, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other 16 communities which are served by Tele-Services. Tele-Services finalized the addition of channels in many of the 19 communities served by Tele-Services during the three-month period ended June 30, 2004, and has also implemented the corresponding rate increases during the three-month period ended June 30, 2004. Local channels have been added to six additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather, and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

      Internet Services ($3,167)

      Internet services revenue decreased $3,167, or 2.0%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. The decrease in revenue is directly attributable to the decrease in BTC Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing of the Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003 and 2004. The programs have, however, resulted in reduced Internet services revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers due to the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. The new customers taking bundled services in the Carroll, Iowa market area have helped stem the decrease in Internet services revenue that Breda had experienced in 2003.

      OPERATING EXPENSES

      There was a increase in total operating expenses of $31,612, or 2.4%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services increased $15,312, or 2.3%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. While Internet provisioning costs decreased as noted below, all other costs, such as utilities, vehicle fuel, payroll, long distance provisioning and employee benefits all increased. The long distance provisioning costs were volume related since both the customer count and long distance services revenue had also increased. Internet costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. As noted previously Breda began offering local exchange services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide local exchange service in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch, to allow the completion of calls between these parties. Breda is able to provide Internet service to the Carroll, Iowa market over these same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet service.

      Depreciation and amortization expense increased $13,968, or 5.7%, for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003. The increase is attributable to the capital investments in plant to provide the new service offerings in the Carroll, Iowa market, which are now being depreciated. There were no corresponding expenses for the three-month period ended June 30, 2003, because Breda commenced these operations in October 2003.

      Selling, general and administration expenses increased $2,332, or 0.5%, for the three-month period ended June 30, 2004, when compared to the same three-month period in 2003. While individual components of these expenses such as professional fees, and advertising fees showed timing and new services variations, the overall expenses were almost identical when comparing the two three-month periods.

      OPERATING INCOME

      The net result of the operating revenue and operating expenses was a increase of $162,505, or 87.1%, in operating income for the three-month period ended June 30, 2004, when compared to the same three-month period in 2003.

      OTHER INCOME (EXPENSE)

      Other income (expense) increased $163,502, or 116.2%, during the three-month period ended June 30, 2004, when compared to the same three-month period in 2003. The increase was mainly attributable to three items. The first item is interest and dividend income, which increased $44,159, or 74.7%, when comparing the three-month period ended June 30, 2004, to the three-month period ended June 30, 2003. The increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda is able to generate interest income. Breda also reported $26,168 of National Rural Telecommunications Cooperative patronage capital as interest and dividend income during the three-month period ended June 30, 2004. There was no corresponding entry during the three-month period ended June 30, 2003.

      The second item is income from equity investments, which increased $196,444, or 165.2%, during the three-month period ended June 30, 2004, when compared to the same three-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the three-month period ended June 30, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships, which have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the partnership investments making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

      The third item is a $75,000 loss on a note receivable, which was recorded during the three-month period ended June 30, 2004, and for which there was no corresponding loss during the three-month period ended June 30, 2003. Breda reviewed its investment in Desktop Media, LLC, which is evidenced by a note receivable on Breda's balance sheet, and recorded an allowance and loss on this note receivable in the approximate amount of the principal payments that Breda has not received during the twelve-month period ended December 31, 2004, and the six-month period ended June 30, 2004.

      INCOME BEFORE INCOME TAXES

      Income before income taxes increased $326,007, or 99.6% for the three-month period ended June 30, 2004, when compared to the three-month period ended June 30, 2003.

      The $326,007 increase was the result of the $162,505 increase in operating income and the $163,502 increase in other income (expense).

      NET INCOME

      Income taxes increased $125,096, or 102.4%, for the three-month period ended June 30, 2004, when compared to the same period in 2003. The increase is a direct reflection of the increased income generated in the three-month period ended June 30, 2004. The effective tax rate in 2004 was 37.9%, versus 37.3% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      Net income increased $200,911, or 98.0%, for the three-month period ended June 30, 2004, when compared to the same three-month period in 2003.

      Other Activities and Issues

      Breda received notification from the FBI on April 15, 2003 that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2004 for certain of their remaining deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension. In response to the FBI's Fourth Edition of the Flexible Deployment Assistance Guide on June 15, 2004, Breda, Prairie and Westside Independent each submitted a Fourth Edition template for deployment and a request for extension until June 30, 2006 for the J Standard and Punch List. Breda, Prairie and Westside Independent each also filed a copy of their Fourth Edition Flexible Assistance Deployment Guide filing, made with the FBI, with the FCC. While the FBI has acknowledged receipt of the Fourth Edition Template and the request for extension until June 30, 2006, no other response has been received from the FBI as of the date of this filing. Breda contemplates that the FCC will approve the FBI's determination or that additional time will otherwise be granted by the FCC, if necessary. BTC, Inc. receives its switching services from Breda, and is covered under the deployment schedule extension for Breda's switch. The Communications Assistance for Law Enforcement Act was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone, Westside Independent and BTC, Inc. have been granted various extensions for compliance with the various requirements of that Act. Breda has licensed software that will allow it to become compliant with the Act within a short period of time should the FBI make a request for support.

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

      An incumbent local exchange carrier's number portability obligations were initially centered on responding to porting requests from other wireline carriers. In late 2003, however, the FCC released a Memorandum Opinion and Order and Further Notice of Rulemaking, which clarified the circumstances under which its number portability rules apply to requests from wireless carriers. The determination of when an incumbent local exchange carrier must comply with a request for number portability from a wireless carrier depends upon the timing of the request, the type of carrier involved and whether the carrier is located within one of the 100 largest metropolitan statistical areas. The FCC's Memorandum Opinion and Order required or clarified that: a) as of November 24, 2003, wireline carriers that have received a request to port numbers in one of the 100 largest metropolitan statistical areas must port numbers to wireless carriers where the requesting wireless carrier's "coverage area" overlaps the geographic location of the rate center in which the customer's wireline number is provisioned, thus clarifying that the requesting wireless carrier does not need to have a point of interconnection in the wireline local exchange carrier rate center; b) the porting-in (wireless) carrier must maintain the number's original rate center designation following the port so that the calls to the ported number will continue to be rated as they were prior to porting; c) defined the wireless "coverage area" as the area in which wireless service can be received from the wireless carrier; d) wireline carriers may not require wireless carriers to enter into interconnection agreements as a precondition to porting between carriers;
      e) wireline carriers operating outside the 100 largest metropolitan statistical areas are not required to port numbers to wireless carriers until May 24, 2004 or six months after receipt of a porting request from another carrier, whichever is later, which is the earliest date that wireless carriers serving these areas are required to implement number portability; f) wireline carriers (both inside and outside of the 100 largest metropolitan statistical areas) may file petitions with the FCC or the state public utility board for a waiver of their obligation to port numbers to wireless carriers if they can provide credible evidence demonstrating that porting is not technically feasible.

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

      On February 18, 2004, two Iowa industry associations, the Iowa Telecom Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of modification of the intermodal local number portability rules on behalf of all 2% carriers in Iowa. Generally speaking, "intermodal number portability" is the ability to port telephone numbers between wireline and wireless telecommunications service providers. Breda, Prairie Telephone and Westside Independent had requested these associations to include Breda, Prairie Telephone and Westside Independent in these joint filings. On April 23, 2004, the IUB issued a temporary suspension of local number portability compliance for participants in the joint petition filed by the Iowa Telecom Association and the Rural Iowa Independent Telephone Association until a final decision is reached by the IUB in early October 2004. While Breda, Prairie Telephone, Westside Independent and the other independent telephone companies that opted to participate in the ITA-RIITA docket have received a 180-day temporary suspension from the LNP requirements originally mandated by May 24, 2004, the IUB issued an order on July 23, 2004 requiring all participating companies to provide company-specific information on LNP costs regarding the number of customers, the cost of LNP implementation, and expected cost per customer that would be reflected in the local number portability cost-recovery charge authorized by the FCC. The independent telephone companies participating in the ITA-RIITA docket, which includes Breda, Prairie Telephone and Westside Independent, were required to submit their individualized data to the ITA and RIITA by July 30, 2004, for filing with the IUB in advance of the August 10, 2004, hearing on the matter. The IUB could grant a suspension or modification of the LNP requirements on a company by company basis based on a) avoiding a significant adverse economic impact on users of telecommunications services generally, b) avoiding imposing a requirement that is unduly economically burdensome; c) avoiding imposing a requirement that is technically infeasible; or d) avoiding imposing a requirement that is inconsistent with the public interest, convenience, and necessity.

      If one of the wireless carriers who has intervened and participated in this docket can demonstrate circumstances that support lifting of the temporary stay of these requirements for an individual company, the IUB would consider removing the stay on a company-by-company basis.

      Breda has already received requests for number portability from wireless carriers in Breda's wireline service areas. The most recent requests from wireless carriers do appear to meet the FCC's rules for a bona fide request. Breda is continuing to work with consultants and others within the industry to determine the needed facility upgrades and to finalize the costs associated with implementing number portability so that it will be able to comply with the regulatory directives regarding number portability as they continue to be established and clarified.

      In 2003, Qwest began minute-of-use studies with the twenty companies in Iowa which had the highest number of intrastate minutes being billed to Qwest. Breda was one of those twenty companies. Based on discussions and research in October 2003 with Qwest and INS (which submits minutes of use information to Breda for billing purposes), it was determined that Qwest had not routed some of its traffic according to the Local Exchange Routing Guide because Qwest had routed some of its traffic to Breda's switch that should, instead, have been routed to a cellular switch. Qwest is now routing that traffic to the appropriate cellular switches. Breda estimates that it will lose approximately $200,000 per year of intrastate access revenue from Qwest in future years because of this routing change. Breda is not currently aware of any plans to make any retroactive adjustments to Breda's intrastate access revenues from Qwest based upon the results of the Qwest study.

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

      Concerns had also been raised on the state level by the Iowa Legislature as well as the Iowa Utility Board regarding intra-state rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecom Association and the Rural Iowa Independent Telephone Association, was formed in the spring of 2003 to compile data from the local telephone companies, such as Breda, in order to document and study the cost of access and make recommendations regarding Iowa access rates. Two industry, consulting firms joined this task force and the committee looked at not only the justification of the present intra-state access rates received by local telephone companies, but also looked at other revenue recovery alternatives.

      As of May 2004, the joint task force had completed its initial study and found that the overall results showed costs both higher and lower than the current intra-state access rates, and that the cost per minute for the intrastate access fell within a range of 2 cents to 16 cents. The task force is continuing to study specific results and impacts from not having data from 38 Iowa companies, and the fact that declining minutes of use will increase the average cost. The joint task force has been holding regional meetings and conferences to educate and present its information to the ITA and RIITA members on the issues and elements of their recommendation, and then plans to develop a final recommendation. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

      Breda does not believe that any increase in intra-state access rates will be recommended by the task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income. Breda anticipates continuing pressure for the lowering of both state and federal access charge rates.

      Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers have not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecom Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers - U.S. Cellular, Verizon Wireless, Spring PCA and Midwest Wireless. The intent of the joint task force had been that any independent telephone company who wished to participate in the negotiated wireless termination agreements with one of these carriers could "opt in" to one of the wireless termination agreements already on file at the IUB. In July 2004, the joint negotiating team learned that the wireless carriers had rejected the idea of allowing independent phone companies to "opt in" to one of the wireless termination agreements already on file at the IUB. Breda is presently reviewing the agreements negotiated with the wireless carriers to determine if it is beneficial to use part of or all of these agreements in Breda's negotiations with these carriers. The model agreement would provide compensation on a going forward basis, but past compensation is still under negotiation. The contracts provide for significantly less revenue per minute, and are reciprocal compensation agreements, which are arrangements between the parties in which each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier's network facilities of IntraMTA telecommunications traffic that originates on the network facilities of the other carrier.

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

      Tele-Services has worked with an engineering firm to look at and work on consolidating its head-end equipment with the goal being that the equipment will then be able to serve two or more communities, instead of just one community, resulting in lower maintenance costs for that equipment. Tele-Services did combine the head-ends on two systems into one head-end during first quarter 2004, which has allowed three communities to be served by one head-end and for these three communities to receive local channel services. During the second quarter of 2004, Tele-Services completed the upgrading of some of its cable TV systems and the installing of additional equipment and electronics to be able to provide more channel line-up options. Channel additions were completed in eleven of its nineteen communities by May 1, 2004, and Tele-Services completed adding channels to three additional communities during the months of May and June 2004. Rate increases were implemented May 1, 2004 in the communities receiving the additional channels by May 1, 2004. Rates increases were implemented in the remaining three communities receiving channel additions in May and June 2004 on July 1, 2004. The cost of upgrades in 2004, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

      Breda expanded its core business of providing local telephone services by beginning to offer those services in the Carroll, Iowa market area in October of 2003 through BTC, Inc. Prior to that time, BTC, Inc. only offered long distance services and Internet services in the Carroll, Iowa market area.

      BTC, Inc. is providing local telephone services in the Carroll, Iowa market by leasing local loops from the incumbent local exchange carrier in that market. The Telecommunications Act of 1996 fundamentally restructured local telephone markets by ending the monopolies that States historically could grant to local exchange carriers and by specifying that local telephone carriers must share their networks with competitors. States typically granted an exclusive franchise in each local service area to a local exchange carrier, which owned, among other things, the local loops (wires connecting telephones to switches), the switches (equipment directing calls to their destinations), and the transport trunks (wires carrying calls between switches) that constitute a local exchange network. A requesting carrier can now obtain such shared access by purchasing local telephone services at wholesale rates for resale to end-users, by leasing elements of the incumbent's network "on an unbundled basis," and by interconnecting its own facilities with the incumbent's network. Issues regarding the pricing of the unbundled network elements and the determination of which elements had to be made available to requesting competitors have provided many legal and regulatory challenges since the Telecommunications Act of 1996.

      In September 1999, the FCC's adopted rules that specified the portions of the nation's local telephone networks that incumbent local telephone companies had to make available to competitors seeking to provide local telephone service. The FCC's decision removed major uncertainty surrounding the unbundling obligations of the Telecommunications Act of 1996 and was intended to accelerate the development of competitive choices in local services for consumers. The cost model that the FCC invented to determine what network "costs" and investments would be compensated to the incumbent local exchange carriers by the local telephone companies for the sharing of the network elements was based on estimated costs to construct and operate a hypothetical, efficiently designed network from scratch and was called TELRIC (total element long-run incremental cost). This was a forward looking rather than a historic measure.

      The FCC had determined to do a triennial review of its unbundled network elements policies, and on August 21, 2003 the FCC released its final 576-page unbundled network element triennial review order. The purpose of reviewing unbundled network elements every three years was to recognize local telephone companies' progress in deploying their own infrastructure and to eliminate elements that incumbent local exchange carriers must unbundle as those elements become available from alternative sources. The six out of original seven network elements that are required to be unbundled are:

            l) loops, including loops used to provide high-capacity and advanced telecommunications services;

            2)    network interface devices;

            3) local circuit switching (except for larger customers in major urban markets);

            4)    dedicated and shared transport;

            5)    signaling and call-related databases; and

            6)    operations support systems.

      Due to a recent decision by the FCC not to appeal a circuit court's findings, Breda has been notified by Qwest that Qwest is seeking to renegotiate its interconnection agreement with Breda, and Breda believes that its costs for the unbundled network elements that Breda receives from Qwest will most likely increase due to those negotiations. Qwest has notified Breda that it is in the process of negotiating rates with MCI and Covad, and Qwest would extend those same terms and conditions to Breda upon the completion of those negotiations. Breda believes these rate increases will most likely not take effect until 2005, but there is nothing precluding any increases from happening earlier. The total monetary impact to Breda's operations is unknown at this time, but there will most likely be an increase in Breda's cost to provide service in the communities served by Breda and its telephone subsidiaries. Breda has not yet determined whether Breda will seek a rate increase from customers to offset this added expense.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 12.8% decline in its dial-up customer base in this market since June 30, 2003.

      Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to the already-existing product. For example, Breda began offering a dial-up accelerator product in June 2004 which allows internet service providers, such as Breda, to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dialup, but not a replacement for the high speed Internet service. Based on the initial customer demand for this service, Breda anticipates that there will be good future demand for this product from its dial-up customers.

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

      As discussed earlier, Breda's subsidiary, Prairie Telephone, has a note receivable with Desktop Media, L.L.C. The note with Desktop Media, L.L.C had an original balance of $500,000 and matured in 2006. Principal payments of $12,000 per month were to commence on May 1, 2003. Breda received four monthly principal payments of $12,000, totaling $48,000, in 2003. On September 17, 2003 Prairie signed a principal deferral agreement with Desktop Media, L.L.C. to defer principal payments due in the months of September through December 2003. Prairie's ownership percentage in Desktop Media, L.L.C. was 10%. The principal deferral agreement increased Prairie's ownership to 17% in 2004, if at any time in the year 2004, Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000 or was unable to make a regularly scheduled principal payment. Both of these agreement stipulations were not met in the first quarter of 2004, and Prairie acquired 17% ownership of Desktop Media, L.L.C. Prairie advanced $45,307.23 to Desktop Media, L.L.C. on June 9, 2004, to fund operational expenses until revenues were collected for services provided. In the second quarter of 2004, Prairie Telephone recorded an allowance and a corresponding expense of $75,000 in this note receivable.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      No material modifications, limitations or qualifications of the type required to be reported under this Item occurred with respect to Breda's shares of common stock during the period of April 1, 2004 through June 30, 2004.

      Breda did not issue any shares of its common stock during the period of April 1, 2004 through June 30, 2004.

      The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of April 1, 2004 through June 30, 2004.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      -------------------------------------------------------------------------------------------------------
                                                                                             Maximum Number
                                                                       Total Number of      (or Approximate
                                                                      Shares Purchased     Dollar Value) of
                                                                         as Part of        Shares that May
                                Total Number                              Publicly         Yet Be Purchased
                                 of Shares          Average Price      Announced Plans     Under the Plans or
            Period              Purchased(1)        Paid per Share      or Programs(1)        Programs(1)
      -------------------------------------------------------------------------------------------------------
      Month #1 (April 1,       2 Shares of
      2004-April 30, 2004      Common Stock       $303 per Share(2)
                                                                             -0-                  -0-
      -------------------------------------------------------------------------------------------------------
      Month #2 (May 1,         -0- Shares of
      2004-May 31, 2004)       Common Stock              N/A
                                                                             -0-                  -0-
      -------------------------------------------------------------------------------------------------------
      Month #3 (June 1,        287 Shares of
      2004-June 30, 2004)      Common Stock       $326 per Share(3)
                                                                             -0-                  -0-
      -------------------------------------------------------------------------------------------------------
      Total                         289                   --                 -0-                  -0-
      -------------------------------------------------------------------------------------------------------

      (1) All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

      (2) The $303 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 20, 2003 annual meeting of Breda's shareholders.

      (3) The $326 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 18, 2004 annual meeting of Breda's shareholders.

      There were no transfers of shares of Breda's common stock during the period of April 1, 2004 through June 30, 2004 with respect to which Breda did not exercise its right of first refusal to purchase those shares.

Item 3. Defaults Upon Senior Securities.

      There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2004 through June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

      The annual meeting of the shareholders of Breda was held on May 18, 2004. The only matters voted upon by the shareholders at the annual meeting were the election of three directors for Breda and the ratification of the appointment of Breda's auditors for the year 2004.

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

      As indicated, one of the purposes of the annual meeting was to elect three directors. Two of those directors needed to be elected because the term of two directors expired at the annual meeting. The third director needed to be elected to serve the remaining two years of the three year term of Roger Nieland, who was a director of Breda who passed away unexpectedly on July 8, 2003.

      The two directors whose term expired at the annual meeting were Charles Thatcher and Larry Daniel. Mr. Daniel had served three consecutive terms as a director, and under Breda's policies Mr. Daniel must be off the board of directors for at least one year.

      There were two nominees for those two director positions. The nominees were Charles Thatcher and Neil Kanne, and they were both elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2007.

      As noted above, Roger Nieland, one of Breda's directors, passed away unexpectedly on July 8, 2003. Mr. Nieland had been a director of Breda since May, 2000, and he had been elected to serve another three year term as a director at the May 20, 2003 annual meeting of the shareholders of Breda. Breda's board of directors has the authority to fill any vacancy occurring on the board of directors through death by the affirmative vote of a majority of the remaining directors, but a director elected by the board of directors to fill a vacancy can only serve as a director until the next election of directors by the shareholders, at which time the shareholders must elect a director to serve for the remainder of the three year term of the vacant directorship. The board of directors exercised that authority at its August 12, 2003 meeting by electing Rick Anthofer to fill the vacancy created by Mr. Nieland's death until the 2004 annual meeting of the shareholders.

      The shareholders accordingly needed to elect a director to serve the remaining two years of the three year term of Roger Nieland. Rick Anthofer was nominated to fill that director position, and he was elected to serve as a director for the remainder of the three year term of Mr. Nieland. Mr. Anthofer will accordingly serve as a director until the annual meeting of the shareholders which is held in 2006.

      The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the three nominees for election as a director of Breda was as follows:

                                           Against                      Broker
            Name                 For     or Withheld    Abstentions    Non-Votes
            ----                 ---     -----------    -----------    ---------

            Rick Anthofer        157          --             --           --
            Neil Kanne           174          --             --           --
            Charles Thatcher     153          --             --           --

      The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

                    David Grabner        Clifford Neumayer
                    Dean Schettler       John Wenck

      The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2004. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

            For         Against or Withheld     Abstentions     Broker Non-Votes
            ---         -------------------     -----------     ----------------

            158                  8                  42                 --

Item 5. Other Information.

      Breda's board of directors amended the Amended and Restated Bylaws of Breda on April 13, 2004, and again on June 8, 2004.

      The April 13, 2004 amendment amended Section 4.3 of the Amended and Restated Bylaws to read as follows:

            Section 4.3 Tenure; Staggered Terms. Each director shall hold office for a period of three (3) years and until his or her successor shall have been elected and qualifies, or until his or her death, resignation, or removal. The terms of the directors shall be staggered, with approximately one-third of the directors' terms expiring each year.

            No member of the Board of Directors may serve more than three terms consecutively without being off the Board for at least one year.

      The amendments to Section 4.3 were clarifying in nature only, and did not materially change any matters with respect to Breda's directors or otherwise.

      The June 8, 2004 amendment amended Section 7.4 of the Amended and Restated Bylaws by adding the following subparagraph (c) to Section 7.4:

            (c) Any shareholder desiring to send communications to the Board of Directors may do so in writing by either delivering the writing to Breda's corporate office at 112 East Main, P.O. Box 190, Breda, Iowa 51436, or by mailing the writing to that address, in either case, to the attention of the President of Breda. Breda will send a copy of each such writing directly to each director.

Item 6. Exhibits and Reports on Form 8-K.

      (a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

      (b) Breda did not file any reports on Form 8-K during the period of April 1, 2004 through June 30, 2004.

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BREDA TELEPHONE CORP.


Date: August 13, 2004.                  By: /s/ Robert Boeckman
                                            ------------------------------------
                                            Robert Boeckman, Chief Operations
                                            Officer and Co-Chief Executive
                                            Officer


Date: August 13, 2004.                  By: /s/ Jane Morlok
                                            ------------------------------------
                                            Jane Morlok, Chief Financial Officer
                                            and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended June 30, 2004
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

      *3.2  Amended and Restated Bylaws of Breda Telephone Corp.             E-1

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

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief Operations                E-16
            Officer and Co-Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial                 E-17
            Officer and Co-Chief Executive Officer

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations                  E-18
            Officer and Co-Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial                   E-19
            Officer and Co-Chief Executive Officer

*Included with this filing.