Form 10QSB
period 2004-09-30
BREDA TELEPHONE CORP
filed 2004-11-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to _____________________

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,202 shares of common stock, no par value, at September 30, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 For the Periods
                        Ended September 30, 2004 and 2003
                      and the Year Ended December 31, 2003

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 30,       December 31,
                                                                  2004               2003
                                                              (Unaudited)         (Audited)
                                                             -------------      -------------
                                  ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $   1,156,784      $   1,205,550
     Temporary investments                                         484,284            361,543
     Accounts receivable                                           489,693            563,542
     Interest receivable                                            57,984             52,742
     Current portion of notes receivable                            69,000            144,000
         Less allowance of $75,000 in 2004
     Inventory, at average cost                                    184,639            108,007
     Other                                                          41,464             25,407
                                                             -------------      -------------
                                                                 2,483,848          2,460,791

OTHER NONCURRENT ASSETS
     Marketable securities                                       4,441,398          3,928,354
     Investments in unconsolidated affiliates at equity          4,636,004          3,942,275
     Other investments at cost                                     850,441            857,147
     Goodwill                                                      896,812            896,812
     Notes receivable, less current portion                        307,354            291,134
                                                             -------------      -------------
                                                                11,132,009          9,915,722

PROPERTY, PLANT AND EQUIPMENT                                    4,885,803          5,141,009
                                                             -------------      -------------

 TOTAL ASSETS                                                $  18,501,660      $  17,517,522
                                                             =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,       December 31,
                                                                         2004              2003
                                                                     (Unaudited)         (Audited)
                                                                    -------------      -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                              $     151,495      $     144,183
     Accounts payable                                                     409,556            233,802
     Accrued taxes                                                         76,347            106,592
     Other                                                                 94,241            137,042
                                                                    -------------      -------------
                                                                          731,639            621,619
                                                                    -------------      -------------

LONG-TERM DEBT, less current portion                                    1,518,909          1,633,461
                                                                    -------------      -------------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                         740,142            497,795
                                                                    -------------      -------------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized,
         31,202 and 31,694 shares issued and outstanding at
         $326 and $303 stated value, respectively                      10,171,852          9,603,282
     Retained earnings                                                  5,339,118          5,161,365
                                                                    -------------      -------------
                                                                       15,510,970         14,764,647
                                                                    -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  18,501,660      $  17,517,522
                                                                    =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 2004 and 2003

                                                For the Three Months Ended           For the Nine Months Ended
                                                   2004              2003              2004              2003
                                               -----------       -----------       -----------       -----------
OPERATING REVENUES                             $ 1,623,410       $ 1,576,678       $ 4,856,861       $ 4,784,677
                                               -----------       -----------       -----------       -----------

OPERATING EXPENSES
     Cost of services                              740,293           628,321         2,047,469         1,948,683
     Depreciation and amortization                 265,088           256,143           765,518           761,300
     Selling, general, and administrative          555,410           426,930         1,478,262         1,349,445
                                               -----------       -----------       -----------       -----------
                                                 1,560,791         1,311,394         4,291,249         4,059,428
                                               -----------       -----------       -----------       -----------

OPERATING INCOME                                    62,619           265,284           565,612           725,249
                                               -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                   51,802            50,003           212,678           165,764
     Interest expense                              (31,362)          (33,925)          (96,044)         (103,609)
     Loss on note receivable                            --                --           (75,000)               --
     Income from equity investments                346,954           313,763           977,573           720,687
     Other, net                                    (13,975)           16,591           (24,540)           10,530
                                               -----------       -----------       -----------       -----------
                                                   353,419           346,432           994,667           793,372
                                               -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                         416,038           611,716         1,560,279         1,518,621
                                               -----------       -----------       -----------       -----------

INCOME TAXES                                       154,109           216,196           563,754           560,580
                                               -----------       -----------       -----------       -----------

NET INCOME                                     $   261,929       $   395,520       $   996,525       $   958,041
                                               ===========       ===========       ===========       ===========

NET INCOME PER COMMON SHARE                    $      8.39       $     12.42       $     31.75       $     29.55
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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock
                                               -----------------------------        Retained
                                                  Shares           Amount           Earnings             Total
                                               ----------       ------------       -----------       ------------
Balance at December 31, 2002 (Audited)             33,000       $  9,240,000       $ 4,824,971       $ 14,064,971

  Comprehensive Income:
    Net income                                                                       1,189,506          1,189,506

  Dividends paid                                                                       (98,436)           (98,436)

  Stated value stock adjustment                                      754,676          (754,676)
  Common stock redeemed, net                       (1,306)          (391,394)                            (391,394)
                                               ----------       ------------       -----------       ------------

Balance at December 31, 2003 (Audited)             31,694          9,603,282         5,161,365         14,764,647

  Comprehensive Income:
    Net income                                                                         996,525            996,525

  Dividends paid                                                                       (94,479)           (94,479)

  Stated value stock adjustment                                      724,293          (724,293)
  Common stock redeemed, net                         (492)          (155,723)                            (155,723)
                                               ----------       ------------       -----------       ------------

Balance at September 30, 2004 (Unaudited)          31,202       $ 10,171,852       $ 5,339,118       $ 15,510,970
                                               ==========       ============       ===========       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003

                                                                                    2004              2003
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   996,525       $   958,041
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization                                               765,518           761,300
        Deferred income taxes                                                       275,842           350,684
        Amortization of investment tax credits                                       (7,327)           (7,327)
        Equity income in unconsolidated affiliates, net of distribution
          received of $283,844 and $328,899 in 2004 and 2003, respectively         (693,729)         (391,788)
        Note receivable discount                                                     (8,246)          (11,088)
        Loss on impairment of note receivable                                        75,000                --
     Changes in assets and liabilities:
        (Increase) Decrease in assets:                                              (24,082)          100,539
        Increase (Decrease) in liabilities:                                          76,540          (180,298)
                                                                                -----------       -----------
        Net cash provided by operating activities                                 1,456,041         1,580,063
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (510,312)         (878,470)
     Purchase of investments                                                     (1,132,131)       (1,014,648)
     Purchase of other investments - at cost                                            (43)             (500)
     Issuance of notes receivable                                                   (45,307)               --
     Proceeds from the sale of investments                                          496,346           749,842
     Sale of other investments                                                        6,749             6,319
     Repayment of notes receivable                                                   37,333           208,000
                                                                                -----------       -----------
        Net cash used in investing activities                                    (1,147,365)         (929,457)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                                   (107,240)         (100,397)
     Common stock redeemed, net                                                    (155,723)         (377,153)
     Dividends paid                                                                 (94,479)          (98,436)
                                                                                -----------       -----------
        Net cash used in financing activities                                      (357,442)         (575,986)
                                                                                -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                (48,766)           74,620

Cash and Cash Equivalents at Beginning of Period                                  1,205,550         1,032,734
                                                                                -----------       -----------

Cash and Cash Equivalents at End of Period                                      $ 1,156,784       $ 1,107,354
                                                                                ===========       ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                                               $    96,044       $   103,609
         Income taxes                                                           $   310,375       $   406,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     CONSOLIDATED FINANCIAL STATEMENTS

            In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2004 and 2003.

            Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three and nine month period ended September 30, 2004 are not necessarily indicative of the operating results of the entire year.

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

            Certain reclassifications have been made to the operating segment information being reported. Prior to September 30, 2004, CLEC operations which commenced in October 2003 were included with internet services. CLEC operations have been reclassed for the three and nine months ended September 30, 2004 to the LEC segment.

            The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                              Local                         Internet
                 Nine months ended           Exchange                       Service
                September 30, 2004            Carrier       Broadcast       Provider         Total
            --------------------------      ----------      ---------       --------      ----------
            Revenues
                 External customers         $3,757,988      $ 638,915       $459,958      $4,856,861
                 Intersegment                       --             --             --              --
                 Segment profit (loss)       1,088,589       (166,723)        74,659         996,525

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     OPERATING SEGMENTS (Continued)

            ------------------------           Local                          Internet
                 Nine months ended           Exchange                         Service
                September 30, 2003            Carrier        Broadcast        Provider          Total
            ------------------------        ----------      ----------       ----------       ----------
            Revenues
                 External customers         $3,622,442      $  685,426       $  476,809       $4,784,677
                 Intersegment                       --              --               --               --
                 Segment profit (loss)       1,173,865        (115,296)        (100,528)         958,041

            ------------------------           Local                          Internet
                Three months ended           Exchange                         Service
                September 30, 2004            Carrier        Broadcast        Provider          Total
            ------------------------        ----------      ----------       ----------       ----------
            Revenues
                 External customers         $1,254,764      $  218,136       $  150,510       $1,623,410
                 Intersegment                       --              --               --               --
                 Segment profit (loss)         286,824         (52,983)          28,088          261,929

            ------------------------           Local                          Internet
                Three months ended           Exchange                         Service
                September 30, 2003            Carrier        Broadcast        Provider          Total
            ------------------------        ----------      ----------       ----------       ----------
            Revenues
                 External customers         $1,201,575      $  218,370       $  156,733       $1,576,678
                 Intersegment                       --              --               --               --
                 Segment profit (loss)         468,620         (31,286)         (41,814)         395,520

                                                      Three Months Ended                   Nine Months Ended
                  Reconciliation of             September 30,     September 30,     September 30,     September 30,
                Segment Information                  2004              2003              2004              2003
                -------------------             -------------     ------------      -------------     -------------
            REVENUES:
                 Total revenues for
                   reportable segments          $  1,623,410      $  1,576,678      $  4,856,861      $  4,784,677
                 Other revenues                           --                --                --                --
                                                ------------      ------------      ------------      ------------
                     Consolidated Revenues      $  1,623,410      $  1,576,678      $  4,856,861      $  4,784,677
                                                ============      ============      ============      ============

            PROFIT:
                 Total profit for
                   reportable segments          $    261,929      $    395,520      $    996,525      $    958,041
                 Other profit (loss)                      --                --                --                --
                                                ------------      ------------      ------------      ------------
                     Net Income                 $    261,929      $    395,520      $    996,525      $    958,041
                                                ============      ============      ============      ============

NOTE 3.     NET INCOME PER COMMON SHARE

            Net income per common share for the three and nine months ended September 30, 2004 and 2003 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2004 and 2003 were 31,203 and 31,841 and 31,387 and 32,421, respectively.

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

            The segments in which Breda and its subsidiaries operate are as follows:

                  Local Exchange Carrier
                           Breda
                           Prairie Telephone Co., Inc.
                           Westside Independent Telephone Company
                           BTC, Inc.

                  Broadcast Services
                           Tele-Services, Ltd.

                  Internet Service Provider
                           BTC, Inc.

            BTC, Inc. is a subsidiary of Prairie Telephone. BTC, Inc. provides Internet services to its customers and to the customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. is also a competitive, local exchange carrier providing local telephone service to urban and rural customers in the Carroll, Iowa exchange, where Qwest is the incumbent local exchange carrier.

            Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

            The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of the third quarter of 2004 and the third quarter of 2003, respectively:

                                                       July-          July-
                                                       September      September
                                                       2003           2004

                   Local Exchange Carrier(1)           75.7%           77.4%
                   Broadcast(2)                        14.3%           13.1%
                   Internet Service Provider(3)        10.0%            9.5%
                                                      -----           -----
                             Total                    100.0%          100.0%

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

      Nine-months ended September 30, 2004 Compared to Nine-months ended September 30, 2003

            NET INCOME

            Consolidated net income for the nine-month period ended September 30, 2004 was $996,525, which was a $38,484, or 4.0%, increase when compared to the $958,041 of consolidated net income for the nine-month period ended September 30, 2003.

            The increase in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment decreased $159,637, or 22.0%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003.

            2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $201,295, or 25.4%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003.

            3) Income taxes increased $3,174, or 0.6%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003.

            OPERATING REVENUES

            There was an increase in total operating revenues for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003, of $72,184, or 1.5%. The segments making up total operating revenues and their contributions to the $72,184 increase between the two periods are as follows: local exchange carrier services - $135,546; broadcast services - ($46,511); and Internet service provider services - ($16,851).

            Local Exchange Carrier Services - $135,546

            Local exchange carrier services revenue accounted for 77.4% of the operating revenue in the nine-month period ended September 30, 2004. The components of, and their contributions to, the $135,546 increase in local exchange carrier services revenue for the nine-months ended September 30, 2004, when compared to the nine-months ended September 30, 2003, are as follows: local network services - $111,192; network access services - $180,822; long distance services - $66,599; billing and collection services - ($1,953); cellular services - ($141,640); and miscellaneous - ($79,474).

            Local network services revenues increased 25.7% and network access services revenues increased 9.8% in the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The increase in local network services revenues and a portion of the increase in network access services revenues were the result of new customers in the Carroll, Iowa market area which were generated after BTC, Inc. began offering local exchange carrier services in October 2003. There was no corresponding customer base in the nine-month period ended September 30, 2003.

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

            Access charges and universal service funding constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely, along with the potential restructuring of universal service funding.

            Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 81.8% increase in long distance services revenues for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The increase is a direct reflection of the 65.9% increase in Breda's long distance customer base, which has mainly resulted from new customers taking this service as part of a bundled service package which includes local exchange service and Internet service provider services in the Carroll, Iowa exchange area.

            The $141,640, or 14.4%, decrease in cellular sales revenue for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003, reflects the decreased sales from all of Breda's service locations during the first nine months of 2004. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda has accordingly experienced a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda has seen some increase in retention contracts during the months since May 2004, and expects its retention commissions to go back to their customary levels in the coming months. Breda has also experienced some saturation in its cellular markets and has seen a small decrease in first-time customer contracts.

            Other factors contributing to the decrease in cellular sales revenue during the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003, were the down time caused by the hiring and training of a new outside cellular sales person, and the change in focus to the new local exchange services offered by BTC, Inc. in the Carroll, Iowa market by two outside sales people, who had originally spent sales efforts on cellular services.

            Miscellaneous revenue decreased $79,474, or 32.2%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. Breda performed fiber installation contractual work for an outside corporation in the first quarter of 2003, which generated approximately $50,000 in miscellaneous revenue, before materials, equipment and labor costs. There was no corresponding work or revenue in the nine-month period ending September 30, 2004. Breda also received a Qwest refund on co-location expenditures of approximately $28,229 during the second quarter of 2003. There was no corresponding entry in the nine-month period ended September 30, 2004.

            Broadcast Services ($46,511)

            Broadcast services revenue decreased $46,511, or 6.8%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services, Ltd experienced an 8.9% decrease in its customer base when comparing the nine-month period ended September 30, 2004, to the nine-month period ended September 30, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other sixteen communities that are served by Tele-Services.

            Tele-Services added channels in the latter part of the first quarter of 2004 in many of the nineteen communities that are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by May 1, 2004. Local channels have been added to six additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

            Internet Services ($16,851)

            Internet services revenue decreased $16,851, or 3.5%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2003 and 2004. The programs have, however, resulted in reduced Internet revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll, Iowa area, where BTC, Inc. is offering bundled services packages that include Internet services, local telephone and other communication services. While new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue occurring in 2003 and 2004, Breda was forced by competitive pressures to reduce its pricing for its high speed Internet services as of October 1, 2004. The price decrease will begin to lower Internet services revenue during the last quarter of 2004.

            OPERATING EXPENSES

            There was an increase in total operating expenses of $231,821, or 5.7%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenses.

            Cost of services increased $99,809, or 5.1%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The major components of the increase in cost of services resulted from increased cable TV programming costs of $10,782, decreased Internet provision costs of $153,041, increased long distance provisioning costs of $52,156 and increased plant related costs of $190,118.

            Internet provision costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. As noted previously, Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide those services, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet service to the Carroll, Iowa market over those same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet services. As also noted previously, Breda experienced an 81.8% increase in its long distance services revenue for the nine month period ended September 30, 2004, when compared to the nine month period ended September 30, 2003. Since Breda is a reseller of long distance services, Breda's corresponding cost of purchasing those services for resale directly correlates to the increased customer base and usage for those services. The increase in plant specific costs also includes the installation charges that Breda pays to Qwest for the provisioning of the underlying loop so that BTC, Inc. can offer local exchange carrier services in the Carroll, Iowa market area. These charges are paid to Qwest for each new customer of BTC, Inc.

            The cost of utilities, payroll expenses, long distance costs, cable TV programming, and key system costs all increased to net against the decrease in Internet provision costs, resulting in an overall $99,809 increase in cost of services for the nine-month period ended September 30, 2004.

            Depreciation and amortization expense increased $4,218, or 0.6%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003, and is attributable to the capital investments in plant to provide the new service offerings in the Carroll, Iowa market, which are now being depreciated.

            Selling, general and administration expenses increased $127,794, or 9.5%, for the nine-month period ended September 30, 2004, when compared to the same nine-month period in 2003. Customer operations increased $116,596, or 21.3%, for the nine-month period ended September 30, 2004, when compared to the same nine-month period in 2003. The increased costs were mainly attributable to the increased labor, benefits, and advertising costs arising from BTC, Inc.'s roll-out of its local exchange carrier services in the Carroll, Iowa market. Property taxes also increased $31,763, or 32.6%, in the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003.

            OPERATING INCOME

            The net result of the operating revenue and operating expenses was a decrease of $159,637, or 22.0%, in operating income for the nine-month period ended September 30, 2004, when compared to the same nine-month period in 2003.

            OTHER INCOME (EXPENSE)

            Other income (expense) increased $201,295, or 25.4%, during the nine-month period ended September 30, 2004, when compared to the same nine-month period in 2003. The increase was mainly attributable to three items.

            The first item is interest and dividend income, which increased $46,914, or 28.3%, when comparing the nine-month period ended September 30, 2004, to the nine-month period ended September 30, 2003. The increase in interest and dividend income was due to the increase in both temporary investments and investments in marketable securities on which Breda generates interest income. Breda also reported $26,168 of National Rural Telecommunications Cooperative patronage capital as interest and dividend income during the nine-month period ended September 30, 2004. There was no corresponding entry during the nine-month period ended September 30, 2003.

            The second item is income from equity investments, which increased $256,886, or 35.6%, during the nine-month period ended September 30, 2004, when compared to the same nine-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the nine-month period ended September 30, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

            The third item is a $75,000 loss on a note receivable, which was recorded during the nine-month period ended September 30, 2004, and for which there was no corresponding loss during the nine-month period ended September 30, 2003. Breda determined that Prairie Telephone's investment in Desktop Media, LLC, which is evidenced by a note receivable on Breda's balance sheet, should be reviewed, and subsequently recorded an allowance and loss on this note receivable in the approximate amount of the principal payments that Breda has not received during the twelve-month period of 2003 and the first six months of 2004.

            INCOME BEFORE INCOME TAXES

            Income before income taxes increased $41,658, or 2.7%, for the nine-month period ended September 30, 2004, when compared to the nine-month period ended September 30, 2003. The $41,658 increase was the result of a $159,637 decrease in operating income and a $201,295 increase in other income (expense).

            NET INCOME

            Income taxes increased $3,174, or 0.6%, for the nine-month period ended September 30, 2004, when compared to the same period in 2003. The increase is a direct reflection of the increased income generated in the nine-month period ended September 30, 2004. The effective tax rate in 2004 was 36.1%, versus 36.9% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

            Net income increased $38,484, or 4.0%, for the nine-month period ended September 30, 2004, when compared to the same period in 2003.

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

            Noncurrent assets, which mainly consist of longer-term investments, increased $1,107,819 during the twelve-month period ended December 31, 2003, when compared to the year ended December 31, 2002. Long term investments increased $791,778 during the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. The note is shown net of unamortized discounts of $16,866 and $31,208 at, respectively, December 31, 2003 and December 31, 2002. $291,134 is included in long-term note receivables, and $144,000 of the note is included in short-term note receivables as of December 31, 2003. Breda recorded an allowance and loss of $75,000 on this note receivable during the six-month period ended June 30, 2004. Investments in unconsolidated affiliates at equity increased $488,116 for the twelve-month period ended December 31, 2003, when compared to the twelve months ended December 31, 2002. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the twelve-month period ended December 31, 2003.

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

            Liquidity and Capital Resources at Nine-months ended September 30, 2004

            Cash Flows

            Cash provided from operations for the nine-month periods ended September 30, 2004 and September 30, 2003 was, respectively, $1,456,041 and $1,580,063. The cash flows from operations for the nine-month period ended September 30, 2004 were primarily attributable to a positive net income of $996,525, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, loss on note receivable, and amortization of investment tax credits totaling $1,100,787, which were then offset by $693,729 of non-cash, equity income in unconsolidated affiliates. The net change in assets and liabilities of $52,458 was also added to net income. The cash flows from operations for the nine-month period ended September 30, 2003 were primarily attributable to a positive net income of $958,041, plus the addition of non-cash expenses such as depreciation, amortization, deferred income taxes, note receivable discount, and amortization of investment tax credits totaling $1,093,569, which were then offset by $391,788 of non-cash, equity income in unconsolidated affiliates. The net change in assets and liabilities of ($79,759) was also included in net income.

            Cash used in investing activities was $1,147,365 for the nine-month period ended September 30, 2004, and was $929,457 for the nine-month period ended September 30, 2003. Capital expenditures relating to ongoing business were $510,312 for the nine-month period ended September 30, 2004, and $878,470 for the nine-month period ended September 30, 2003. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003. As noted previously, Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Breda expects capital expenditures for non-building expenditures in 2004 to be at similar levels to those made in 2003.

            Prairie Telephone advanced an additional $45,307 on its notes receivable to Desktop Media, L.L.C. during the nine-month period ended September 30, 2004. Prairie Telephone also received payment on the outstanding note receivable of $37,333 during the nine-month period ended September 30, 2004. Principal payments on the note receivable of $208,000 had also been made during the nine-month period ended September 30, 2003.

            Cash used in financing activities was $357,442 for the nine-month period ended September 30, 2004, and $575,986 for the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, cash was used to repay $107,240 of long term debt, to pay dividends to the shareholders of $94,479, and to redeem common stock for $155,723. During the nine-month period ended September 30, 2003, cash was used to repay $100,397 of long-term debt, to pay dividends to the shareholders of $98,436, and to redeem common stock for $377,153. Breda funds the redemption of its stock from cash flows from operations.

            Working Capital

            Working capital was $1,752,209 as of September 30, 2004, compared to working capital of $1,839,172 as of December 31, 2003. The ratio of current assets to current liabilities was 3.4 to 1.0 as of September 30, 2004, and 4.0 to 1.0 as of December 31, 2003.

            Breda had a $23,057 increase in current assets during the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. The increase in current assets was mainly attributable to a $73,975 increase in cash and temporary investments and a $73,849 decrease in accounts receivable. There was a corresponding $513,044 increase in long-term investments. Customer accounts receivable as of September 30, 2004 were comparable to customer accounts receivable as of December 31, 2003. The $73,849 decrease in accounts receivable was mainly attributable to the decreased amounts owed to Breda and its subsidiaries from interexchange carriers for the use of Breda's networks to carry the interexchange carrier traffic to Breda's end users.

            Noncurrent assets, which mainly consist of longer-term investments, increased $1,216,287 during the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001. The note is shown net of unamortized discounts of $8,620 and $16,866 as of, respectively, September 30, 2004 and December 31, 2003, and an allowance of $75,000 as of September 30, 2004. $307,354 is included in long-term note receivables, and $69,000 is included in short-term note receivables as of September 30, 2004.

            Investments in unconsolidated affiliates at equity increased $693,729 for the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. The increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the nine-month period ended September 30, 2004.

            Current liabilities increased $110,020 for the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. Accounts payable increased $175,754. Invoices received but not paid as of September 30, 2004, included $114,213 in engineering fees and supplies for a fiber project, and $23,434 of retail cellular inventory items. Accrued taxes decreased $30,245 for the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. The decrease was caused by the decrease in accruals for federal and state income taxes as of September 30, 2004. Breda had federal and state income tax overpayments recorded as of September 30, 2004, which reduced Breda's overall accrued taxes liability as of September 30, 2004.

            Common stock had a net increase of $568,570 during the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003. The increase resulted from the decrease in the number of outstanding shares through the redemption of 492 shares of common stock at an aggregate redemption price of

            $155,723, and the restatement of the outstanding shares of stock on May 18, 2004 to a per share price of $326, or a total adjustment of $724,293. The prior redemption value had been $303 per share. The increase of $177,753 in retained earnings during the nine-month period ended September 30, 2004, when compared to the year ended December 31, 2003, is the net effect of the $94,479 in dividends paid on April 1, 2004, the year-to-date net income as of September 30, 2004 of $996,525, and the $724,293 stated value stock adjustment for the outstanding shares on May 18, 2004.

            Breda anticipates that Breda's operational, investing and financing activities during the remainder of 2004 will be similar to 2003, and will be funded internally through operations and temporary investments.

            Three-months ended September 30, 2004 Compared to Three-months ended September 30, 2003

            NET INCOME

            Consolidated net income for the three-month period ended September 30, 2004 was $261,929, which was a $133,591, or 33.8%, decrease when compared to the $395,520 of consolidated net income for the three-month period ended September 30, 2003.

            The decrease in net income resulted from the following three factors:

                  1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment, decreased $202,665, or 76.4%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003.

                  2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $6,987, or 2.0%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003.

                  3) Income taxes decreased $62,087, or 28.7%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003.

            OPERATING REVENUES

            There was an increase in total operating revenues for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003, of $46,733, or 3.0%. The segments making up total operating revenues and their contributions to the $46,733 increase between the two periods are as follows: local exchange carrier services - $53,190; broadcast services - ($234); and Internet service provider services - ($6,223).

            Local Exchange Carrier Services - $53,190

            Local exchange carrier services revenue accounted for 77.3% of the operating revenue in the three-month period ended September 30, 2004. The components of, and their contributions to, the $53,190 increase in local exchange carrier services revenue for the three-months ended September 30, 2004, when compared to the three-months ended September 30, 2003 are as follows: local network services - $45,654; network access services - ($12,125); long distance services - $40,172; billing and collection services - ($1,725); cellular services - ($3,115); and miscellaneous - ($15,671).

            Local network services revenue increased 31.2% and network access services revenue decreased 1.9% in the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The increase in local network services revenue was the result of new customers in the Carroll, Iowa market area which were generated by BTC, Inc. after BTC, Inc. began offering local exchange carrier services in the Carroll, Iowa market area in October 2003.

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

            Access charges and universal service funding constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates are likely, along with the potential restructuring of universal service funding.

            Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2004 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a $40,172, or 167.6%, increase in long distance services revenues during the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The increase is a direct reflection of the 79.3% increase in Breda's long distance customer base, which has mainly resulted from new customers in the Carroll, Iowa market area taking this service as part of a bundled service package which includes local exchange carrier services and Internet service provider services.

            The $3,115, or 1.0%, decrease in cellular sales revenue for the three-month period ended September 30, 2004, when compared to the three-month period September 30, 2003, reflects the decreased sales from all of Breda's service locations during the three months ended September 30, 2004. Breda's overall customer volume for new contracts and retention contracts during the three months ended September 30, 2004 was less than during the three-month period ended September 30, 2003. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda will accordingly experience a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda is beginning to see its retention commissions increasing back to its customary level.

            Miscellaneous revenue decreased $15,671, or 21.4%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The decrease in miscellaneous revenue mainly arose from the fact that Breda received funds for educational expenses from Des Moines Area Community College of approximately $21,250 during the third quarter of 2003. There was no corresponding entry for the three-month period ended September 30, 2004.

            Broadcast Services ($234)

            Broadcast services revenue decreased $234, or 0.1%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 6.9% decrease in its customer base when comparing the three-month period ended September 30, 2004, to the three-month period ended September 30, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the sixteen other communities that are served by

            Tele-Services. Tele-Services finalized the addition of channels in many of the nineteen communities served by Tele-Services during the three-month period ended September 30, 2004, and also implemented the corresponding rate increases during the three-month period ended September 30, 2004. Local channels have been added to six additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

            Internet Services ($6,223)

            Internet services revenue decreased $6,223, or 4.0%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The decrease in revenue is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing of the Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2003 and 2004. The programs have, however, resulted in reduced Internet services revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers due to the October, 2003 start-up of BTC, Inc.'s local exchange carrier services in the Carroll, Iowa area, where BTC, Inc. is offering bundled services packages that include Internet services, local telephone and other communication services. The new customers taking bundled services in the Carroll, Iowa market area have helped stem the decrease in Internet services revenue that Breda had experienced in 2003 and 2004, but, due to the competitive environment for Internet services, Breda reduced its pricing for high speed Internet services effective October 1, 2004. The decrease will have an adverse effect on Breda's future Internet services revenues because although Breda feels that this action will help maintain its existing customer base, Breda does not believe that it will draw significant new customers to its high speed Internet services. Breda does not, therefore, anticipate that the decrease in revenue which will be caused by the downward price adjustment will be offset by increased numbers of high speed Internet customers.

            OPERATING EXPENSES

            There was an increase in total operating expenses of $249,398, or 19.0%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenses.

            Cost of services increased $112,123, or 17.8%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. While Internet provisioning costs decreased as noted below, all other costs, such as utilities, vehicle fuel, payroll, long distance provisioning and employee benefits all increased. The long distance provisioning costs were volume related since both the customer count and long distance services revenue had also increased. Internet costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide those services, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet service to the Carroll, Iowa market over these same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet service.

            Depreciation and amortization expense increased $8,944, or 3.5%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The increase is attributable to the capital investments in plant which were made to provide the new service offerings in the Carroll, Iowa market, which are now being depreciated. There were no corresponding expenses for the three-month period ended September 30, 2003, because Breda commenced the new service offerings in October 2003.

            Selling, general and administration expenses increased $128,331, or 30.0%, for the three-month period ended September 30, 2004, when compared to the same three-month period in 2003. Property taxes increased $33,457, or 116.4%, for the three month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. Customer operations increased $42,322, or 21.7%, when comparing the same three-month periods, while corporation operations increased $52,552, or 25.8%, when comparing the three-month periods. The increases in labor and benefit costs and the timing of payments for legal, accounting and consulting fee expenditures were the main reasons for these increases when comparing the three month period ended September 30, 2004 to the three-month period ended September 30, 2003.

            OPERATING INCOME

            The net result of the operating revenue and operating expenses was a decrease of $202,665, or 76.4%, in operating income for the three-month period ended September 30, 2004, when compared to the same three-month period in 2003.

            OTHER INCOME (EXPENSE)

            Other income (expense) increased $6,987, or 2.0%, during the three-month period ended September 30, 2004, when compared to the same three-month period in 2003. The increase was mainly attributable to four items.

            The first item is interest and dividend income, which increased $1,799, or 3.6%, when comparing the three-month period ended September 30, 2004, to the three-month period ended September 30, 2003. The increase in interest and dividend income was due to the increase in both temporary investments and investments in marketable securities on which Breda is able to generate interest income. There was no corresponding entry during the three-month period ended September 30, 2003.

            The second item is income from equity investments, which increased $33,191, or 10.6%, during the three-month period ended September 30, 2004, when compared to the same three-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the three-month period ended September 30, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships, which have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnership investments making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

            The remaining two items factoring into the $6,987 increase in Other Income were the $2,563 decrease in interest expense on Breda's long term debt and the $30,566 decrease in other income for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The decrease in other income resulted from the loss on the early redemption of some temporary investments and the reduction in miscellaneous non-regulatory income.

            INCOME BEFORE INCOME TAXES

            Income before income taxes decreased $195,678, or 32.0%, for the three-month period ended September 30, 2004, when compared to the three-month period ended September 30, 2003. The decrease was the result of the $202,665 decrease in operating income and the $6,987 increase in other income (expense).

            NET INCOME

            Income taxes decreased $62,087, or 28.7%, for the three-month period ended September 30, 2004, when compared to the same period in 2003. The decrease is a direct reflection of the decreased income generated in the three-month period ended September 30, 2004. The effective tax rate for the three month period ended September 30, 2004 was 37.0%, versus 35.3% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

            Net income decreased $133,591, or 33.8%, for the three-month period ended September 30, 2004, when compared to the same three-month period in 2003.

            Other Activities and Issues

            Breda received notification from the FBI on September 16, 2004 that the FBI would grant Breda, Prairie Telephone and Westside Independent an extension until June 30, 2006 for certain of their remaining deployment schedules under the Communications Assistance For Law Enforcement Act. The FCC decides whether or not to grant any such extension, but Breda anticipates that the FCC will follow the FBI's approach. In response to the FBI's Fourth Edition of the Flexible Deployment Assistance Guide on June 15, 2004, Breda, Prairie Telephone and Westside Independent each had submitted a Fourth Edition template for deployment and a request for extension until June 30, 2006 for the J Standard and Punch List. Breda, Prairie Telephone and Westside Independent each also filed a copy of their Fourth Edition Flexible Assistance Deployment Guide filing with the FCC. BTC, Inc. receives its switching services from Breda, and is covered under the deployment schedule extension for Breda's switch. The Communications Assistance for Law Enforcement Act was passed by Congress in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone, Westside Independent and BTC, Inc. have been granted various extensions for compliance with the various requirements of that Act. Breda has licensed software that will allow it to become compliant with the Act within a short period of time should the FBI make a request for support.

            An industry issue that could have future, significant ramifications for Breda and its subsidiaries is number portability requirements. Number portability provides residential and business telephone customers with the ability to retain their existing telephone numbers when switching from one telephone service provider to another. One of the intended results of the Telecommunications Act of 1996 is to promote competition and reduce regulation in the telecommunications markets. The Act requires that local exchange carriers, such as Breda and Breda's telephone-related subsidiaries, open up their networks to local competition. The Act imposed new obligations and responsibilities on telecommunications carriers, particularly incumbent local exchange carriers. Number portability was one of the obligations that the Act imposed on all local exchange carriers, and the Act required the FCC to promulgate rules to implement the number portability requirements. The number portability requirements are viewed as consistent with the purposes of the Act because consumers might be reluctant to switch local exchange carriers if they have to change their telephone number, so number portability is viewed as facilitating competition.

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

            An incumbent local exchange carrier's number portability obligations were initially centered on responding to porting requests from other wireline carriers. In late 2003, however, the FCC released a Memorandum Opinion and Order and Further Notice of Rulemaking, which clarified the circumstances under which its number portability rules apply to requests from wireless carriers. The determination of when an incumbent local exchange carrier must comply with a request for number portability from a wireless carrier depends upon the timing of the request, the type of carrier involved and whether the carrier is located within one of the 100 largest metropolitan statistical areas. The FCC's Memorandum Opinion and Order required or clarified that: a) as of November 24, 2003, wireline carriers that have received a request to port numbers in one of the 100 largest metropolitan statistical areas must port numbers to wireless carriers where the requesting wireless carrier's "coverage area" overlaps the geographic location of the rate center in which the customer's wireline number is provisioned, thus clarifying that the requesting wireless carrier does not need to have a point of interconnection in the wireline local exchange carrier rate center;
            b) the porting-in (wireless) carrier must maintain the number's original rate center designation following the port so that the calls to the ported number will continue to be rated as they were prior to porting; c) defined the wireless "coverage area" as the area in which wireless service can be received from the wireless carrier; d) wireline carriers may not require wireless carriers to enter into interconnection agreements as a precondition to porting between carriers; e) wireline carriers operating outside the 100 largest metropolitan statistical areas were not required to port numbers to wireless carriers until May 24, 2004 or six months after receipt of a porting request from another carrier, whichever was later, which is the earliest date that wireless carriers serving these areas are required to implement number portability; f) wireline carriers (both inside and outside of the 100 largest metropolitan statistical areas) may file petitions with the FCC or the state public utility board for a waiver of their obligation to port numbers to wireless carriers if they can provide credible evidence demonstrating that porting is not technically feasible.

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

            On February 18, 2004, two Iowa industry associations, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of modification of the intermodal local number portability rules on behalf of all 2% carriers in Iowa. Generally speaking, "intermodal number portability" is the ability to port telephone numbers between wireline and wireless telecommunications service providers. Breda, Prairie Telephone and Westside

            Independent had requested these associations to include Breda, Prairie Telephone and Westside Independent in these joint filings. On April 23, 2004, the IUB issued a 180 day temporary suspension of local number portability compliance for participants in the joint petition filed by the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association until a final decision was reached by the IUB in early October 2004. The IUB later issued an order on July 23, 2004 requiring all participating companies to provide company-specific information on local number portability costs regarding the number of customers, the cost of local number portability implementation, and expected cost per customer that would be reflected in the local number portability cost-recovery charge authorized by the FCC. Breda, Prairie Telephone and Westside Independent were required to submit their individualized data to the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association by July 30, 2004, for filing with the IUB in advance of the August 10, 2004, hearing on the matter. The IUB could have granted a suspension or modification of the local number portability requirements on a company by company basis based on a) avoiding a significant adverse economic impact on users of telecommunications services generally, b) avoiding imposing a requirement that is unduly economically burdensome; c) avoiding imposing a requirement that is technically infeasible; or d) avoiding imposing a requirement that is inconsistent with the public interest, convenience, and necessity.

            The IUB issued its order on October 6, 2004. Under the IUB's order, all Iowa companies were given extensions ranging from six month to eighteen months from the date of the IUB order, or in some cases until six months after the company received a bonafide request for number portability from a wireless carrier. All of the telephone companies were grouped into five classifications with varying suspension dates based on a) the number of wireless service providers in their service area, b) if there is an independent cable system in their service area, c) if the local number portability implementation cost per customer per month is more or less than $1.00, d) if the company has a MITEL switch. Breda and Prairie Telephone were classified in the group receiving six month extensions, and Westside Independent was classified in the group receiving a one year extension.

            On October 26, 2004, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association filed an Application for Rehearing of the IUB's October 6, 2004 order. The application requests the IUB to reconsider its order and to a) clarify that the suspension period commences from the date of the order, b) put the companies with MITEL switches in the appropriate groups, c) clarify the time period for Group 5, d) eliminate the presence of an independent cable television provider as a determining criteria, and
            e) use the cost factor only in conjunction with the number of wireless carriers and not as an independent criteria.

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

            The regulation of access charge rates is an area of particular concern to Breda because a substantial amount of Breda's total consolidated revenues are derived from access charge revenues. Breda, Prairie Telephone, Westside Independent and BTC, Inc. receive access charge revenues from long distance carriers (sometimes referred to in the telephone industry as "inter-exchange carriers" or "IXCs") for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charge revenues for originating and terminating long distance calls made by their subscribers. The FCC determines the access charge rate that can be charged for interstate long distance calls. The FCC can change those rates at any time, and the more recent changes have lowered access charge rates.

            Over the last fourteen months, various groups in the telecommunications industry representing incumbent local exchange carriers, competitive local exchange carriers, interexchange carriers, next-generation network providers, rural telephone companies, and wireless service providers have attempted to develop comprehensive plans for intercarrier compensation and universal service reform because they believe that the current myriad of disparate intercarrier compensation regimes is not sustainable in its present form and cannot be fixed. The focus in the industry has been especially strong on the Intercarrier Compensation Forum, which is a group of carriers given an unofficial but widely acknowledged charge by the FCC to develop a reform plan for intercarrier compensation. Other coalitions, such as Expanded Portland Group and Alliance for Rational Intercarrier Compensation have also proposed specific plans to the industry and the FCC. The United States Telecom Association is also developing a plan for consideration by the industry and the FCC. Each of the proposed plans could have significant ramifications for Breda and its subsidiaries, and Breda continues to monitor these proposals. Breda anticipates that any changes in its interexchange carrier compensation or universal service compensation as a result of one or a combination of these proposals would occur after 2005.

            Concerns have also been raised on the state level by the Iowa Legislature and the Iowa Utilities Board regarding intra-state rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association was formed in the spring of 2003 to compile data from the local telephone companies, such as Breda, in order to document and study the cost of access and make recommendations regarding Iowa access rates. Two industry consulting firms joined this task force, and the committee looked at not only the justification of the present intra-state access rates received by local telephone companies, but also at other revenue recovery alternatives.

            As of May 2004, the joint task force had completed its initial study and found that the overall results showed costs both higher and lower than the current intra-state access rates, and that the cost per minute for intrastate access fell within a range of 2 cents to 16 cents. The task force is continuing to study the impact of not having data from 38 Iowa companies, and the fact that declining minutes of use will increase the average cost. The joint task force has been holding regional meetings and conferences to educate and present its information to the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association members on the issues and elements of their recommendation, and then plans to develop a final recommendation. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

            Breda does not believe that any increase in intra-state access rates will be recommended by the task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda's operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income. Breda does, however, anticipate continuing pressure for the lowering of both state and federal access charge rates.

            Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers have not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecom Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers - U.S. Cellular, Verizon Wireless, Sprint PCA and Midwest Wireless. The intent of the joint task force had been that any independent telephone company who wished to participate in the negotiated wireless termination agreements with one of these carriers could "opt in" to one of the wireless termination agreements already on file at the IUB. In July 2004, the joint negotiating team learned that the wireless carriers had rejected the idea of allowing independent phone companies to "opt in" to one of the wireless termination agreements already on file at the IUB. Breda is presently continuing to monitor its options, finalize its interMTA data, and is reviewing the agreements negotiated with the wireless carriers to determine if it is beneficial to use part of or all of these agreements in Breda's negotiations with the carriers. The model agreement would provide compensation on only a going forward basis, but past compensation is still under negotiation. The agreements provide for significantly less revenue per minute, and are reciprocal compensation agreements, which means generally that each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier's network facilities of IntraMTA telecommunications traffic that originates on the network facilities of the other carrier.

            One source of consolidated revenue is Tele-Services' cable business. Tele-Services' operating revenues are generated primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services main competition is from satellite dish providers. The FCC now allows satellite dish providers to provide local channels, which has had an adverse effect on Tele-Services, given that its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish providers, or other providers as changes in the telecommunications and cable industry occur, with equal or greater advantages than Tele-Services can offer to its subscribers, which could obviously have an adverse effect on Tele-Services' business. Changes in the telecommunications and cable industry are continually occurring, and technological advances may provide Tele-Services' subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base for Tele-Services, and with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses.

            Tele-Services has worked with an engineering firm to look at and work on consolidating its head-end equipment, with the goal being that the equipment will then be able to serve two or more communities, instead of just one community, resulting in lower maintenance costs for that equipment. Tele-Services did combine the head-ends on two systems into one head-end during first quarter 2004, which has allowed three communities to be served by one head-end and for those three communities to receive local channel services. During the second quarter of 2004, Tele-Services completed the upgrading of some of its cable TV systems and the installing of additional equipment and electronics to be able to provide more channel line-up options. Channel additions were completed in eleven of the nineteen communities served by Tele-Services by May 1, 2004, and Tele-Services completed adding channels to three additional communities during the months of May and June 2004. Rate increases were implemented effective May 1, 2004 in the communities which were receiving the additional channels by May 1, 2004. Rates increases were implemented on July 1, 2004 for the remaining three communities which received the channel additions in May and June 2004. The cost of upgrades in 2004, and of any continuing or further head-end equipment consolidation, is estimated to be less than $300,000.

            Breda expanded its core business of providing local telephone services by beginning to offer those services in the Carroll, Iowa market area in October of 2003 through BTC, Inc. Prior to that time, BTC, Inc. only offered long distance services and Internet services in the Carroll, Iowa market area.

            BTC, Inc. is providing local telephone services in the Carroll, Iowa market by leasing local loops from the incumbent local exchange carrier in that market. The Telecommunications Act of 1996 fundamentally restructured local telephone markets by ending the monopolies that States historically could grant to local exchange carriers and by specifying that local telephone carriers must share their networks with competitors. States typically granted an exclusive franchise in each local service area to a local exchange carrier, which owned, among other things, the local loops (wires connecting telephones to switches), the switches (equipment directing calls to their destinations), and the transport trunks (wires carrying calls between switches) that constitute a local exchange network. A requesting carrier can now obtain shared access to a network by purchasing local telephone services at wholesale rates for resale to end-users, by leasing elements of the incumbent's network "on an unbundled basis," and by interconnecting its own facilities with the incumbent's network. Issues regarding the pricing of the unbundled network elements and the determination of which elements had to be made available to requesting competitors have provided many legal and regulatory challenges since the enactment of the Telecommunications Act of 1996.

            In September 1999, the FCC adopted rules that specified the portions of the nation's local telephone networks that incumbent local telephone companies had to make available to competitors seeking to provide local telephone service. The FCC's decision removed major uncertainty surrounding the unbundling obligations of the Telecommunications Act of 1996 and was intended to accelerate the development of competitive choices in local services for consumers. The cost model that the FCC invented to determine what network "costs" and investments would be compensated to the incumbent local exchange carriers by the local telephone companies for the sharing of the network elements was based on estimated costs to construct and operate a hypothetical, efficiently designed network from scratch and was called TELRIC (total element long-run incremental cost). This was a forward looking rather than a historic measure.

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

                  5)    signaling and call-related databases; and

                  6)    operations support systems.

            Breda has been notified by Qwest that Qwest is seeking to renegotiate its interconnection agreement with Breda, and Breda has received notification that costs for the unbundled network elements that Breda receives from Qwest will increase due to those negotiations. Qwest has notified Breda that it is in the process of negotiating rates with MCI and Covad, and Qwest would extend those same terms and conditions to Breda upon the completion of those negotiations. The total monetary impact to Breda's operations is believed to be minimal at this time, but there will most likely be an increase in Breda's cost to provide service in the communities served by Breda and its telephone subsidiaries. Breda has not yet determined whether Breda will impose a rate increase on its customers to offset this added expense.

            Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face competition in providing dial-up and high-speed Internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced a 20.8% decline in its dial-up customer base in this market since June 30, 2003.

            Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to the already-existing product. For example, Breda began offering a dial-up accelerator product in June 2004, which allows internet service providers, such as Breda, to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dialup, but not a replacement for the high speed Internet service. Based on the initial customer demand for this service, Breda anticipates that there will be good future demand for this product from its dial-up customers.

            Breda continues to anticipate that it may need to enter into a new agency agreement with U.S. Cellular some time in 2004. Breda continues to be hopeful, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue. Breda's sub-agent for U.S. Cellular services terminated its contractual arrangement with Breda on September 17, 2004. Breda presently has no plans to recruit a new sub-agent since Breda already has two retail outlets in the market that was served by this sub-agent.

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

            Breda's primary ongoing capital investment activity will currently continue to be additions to property, plant and equipment. Capital expenditures for 2003 were $1,008,124, and are currently expected to be approximately $700,000 in 2004.

            Breda believes that its present cash position along with its anticipated normal operating revenues will generate sufficient working capital for Breda and its subsidiaries to meet their current operating needs and maintain historical fixed asset addition levels.

            As discussed earlier, Breda's subsidiary, Prairie Telephone, has a note receivable with Desktop Media, L.L.C. The note with Desktop Media, L.L.C had an original balance of $500,000 and matured in 2006. Principal payments of $12,000 per month were to commence on May 1, 2003. Prairie Telephone received four monthly principal payments of $12,000, totaling $48,000, in 2003. On September 17, 2003 Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone's ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000 or was unable to make a regularly scheduled principal payment. Both of those stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone advanced $45,307.23 to Desktop Media, L.L.C. on June 9, 2004, to fund operational expenses until revenues were collected for services provided. Prairie Telephone received payment of $13,333 on the advanced amount in September 2004. In the second quarter of 2004, Prairie Telephone recorded an allowance and a corresponding expense of $75,000 in this note receivable.

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

                  o new third parties entering into Breda's or any of its subsidiaries' marketing or service areas.

                  o acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches;

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            Breda did not issue any shares of its common stock during the period of July 1, 2004 through September 30, 2004.

            The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of July 1, 2004 through September 30, 2004.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            -------------------------------------------------------------------------------------------------------------------
                                                                                                            Maximum Number (or
                                                                                                            Approximate Dollar
                                                                                      Total Number of        Value) of Shares
                                                                                     Shares Purchased         that May Yet Be
                                                                                        as Part of            Purchased Under
                                         Total Number of        Average Price        Publicly Announced         the Plans or
                       Period          Shares Purchased(1)     Paid per Share       Plans or Programs(1)         Programs(1)
            -------------------------------------------------------------------------------------------------------------------
            Month #1                   -0- Shares of
            (July 1, 2004-             Common
            July 31, 2004              Stock                        N/A                     -0-                     -0-
            -------------------------------------------------------------------------------------------------------------------
            Month #2                   2 Shares of
            August 1, 2004-            Common
            August 31, 2004)           Stock                   $326 per Share(2)            -0-                     -0-
            -------------------------------------------------------------------------------------------------------------------
            Month #3,                  -0- Shares of
            September 1, 2004-         Common
            September 30, 2004)        Stock                        N/A                     -0-                     -0-
            -------------------------------------------------------------------------------------------------------------------
            Total                              2                     --                     -0-                     -0-
            -------------------------------------------------------------------------------------------------------------------

            (1) All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

            (2) The $326 per share redemption price was the per share redemption price that was announced by the board of directors at, and which became effective at, the May 18, 2004 annual meeting of Breda's shareholders.

            There were no transfers of shares of Breda's common stock during the period of July 1, 2004 through September 30, 2004 with respect to which Breda did not exercise its right of first refusal to purchase those shares.

Item 3.     Defaults Upon Senior Securities.

            There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2004 through September 30, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2004 through September 30, 2004.

Item 5.     Other Information.

            There were no material changes during the period of July 1, 2004 through September 30, 2004 to the procedures by which the shareholders of Breda may recommend nominees to Breda's board of directors.

Item 6.    Exhibits.

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

                                      BREDA TELEPHONE CORP.


Date: November 12, 2004.              By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date: November 12, 2004.              By: /s/ Jane Morlok
                                          --------------------------------------
                                          Jane Morlok, Chief Financial Officer
                                          and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                      Three Months Ended September 30, 2004
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

      3.2 Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda's Form 10-QSB for the quarterly period ended June 30, 2004 and filed August 13, 2004, and incorporated herein by this reference.)

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

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief                            E-1
            Operations Officer and Co-Chief Executive
            Officer

      31.2  Rule 13a-14(a) Certification of Chief                            E-2
            Financial Officer and Co-Chief Executive Officer

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations                   E-3
            Officer and Co-Chief Executive Officer

      32.2  Section 1350 Certification of Chief Financial                    E-4
            Officer and Co-Chief Executive Officer

*Included with this filing.