Form 10KSB
period 2004-12-31
BREDA TELEPHONE CORP
filed 2005-04-13
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004.

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State registrant's revenues for its most recent fiscal year: $6,774,357

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $10,061,338, as of March 1, 2005. The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $326 per share redemption price of the registrant's stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 31,170 shares of common stock, no par value, at March 1, 2005.

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


                                       (i)

            o industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers (such as Global Crossing and WorldCom), and consolidations in the telecommunications and cable industries, which generally result in competitors which are larger and better financed and with greater geographic reach, allowing them to compete over broader areas and more effectively;

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

            o     the ability to enter into and  maintain  agreements  which are
                  necessary  to  provide  services,   and  on  terms  which  are
                  favorable to Breda;

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


                                      (ii)

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

               [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]


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

      BTC, Inc. is an Iowa corporation that was incorporated in 1997. BTC, Inc. has provided internet access services in the Carroll, Iowa market area since 1997. BTC, Inc. also provides internet access services to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. BTC, Inc. has provided long distance services in the Carroll, Iowa market area since July, 2000, and local telephone services since October, 2003. BTC, Inc. provides the local telephone services through leasing loops from the incumbent local exchange carrier in the Carroll, Iowa area. BTC, Inc. also provides long distance services to the customers of Breda, Prairie Telephone and Westside
      Independent who subscribe for long distance services. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone.

      Tele-Services, Ltd. is also a wholly owned subsidiary of Breda. Tele-Services provides cable television services to eighteen towns in Iowa and one town in Nebraska. Tele-Services is an Iowa corporation that was incorporated in 1983.

      Breda's and its subsidiaries' telephone, internet services and cable television businesses are discussed in more detail below. Some of the other miscellaneous business operations of Breda and its subsidiaries are also discussed below.

      Local Exchange Carrier Services.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. provide telephone services to the following eight Iowa towns and their surrounding rural areas:

            o   Breda, Iowa                      o   Pacific Junction, Iowa
            o   Lidderdale, Iowa                 o   Yale, Iowa
            o   Macedonia, Iowa                  o   Westside, Iowa
            o   Farragut, Iowa                   o   Carroll, Iowa


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

      The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2004, they were serving approximately 3,226 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

      BTC, Inc.'s principal revenue sources in 2004 were from providing Internet services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.'s Carroll, Iowa local calling area. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent. As noted above, BTC, Inc. did not offer local telephone services until October of 2003.

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

            o The IUB must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The primary factors that will be considered by the IUB in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone, Westside Independent or BTC, Inc., as the case may be. Although they do not anticipate material difficulties in the event of any proposed expansion, there is no assurance that any future proposed expansion in the service areas of Breda, Prairie Telephone, Westside Independent or BTC, Inc. will be approved by the IUB. (The approval of the Federal Communications Commission will also be necessary for any proposed expansion, as discussed below.)

            o The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers." This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. Breda, Prairie Telephone and Westside Independent were able to obtain the designation because they are able to provide services defined in the Iowa Administrative Code, Utilities Division 199, Chapter 39, as services supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. This designation therefore does not materially affect the operation of their businesses, and the designation was obtained solely because it was necessary in order to be eligible to receive universal services funding. They received universal services funding of approximately $657,290 in the aggregate in 2002, $806,146 in the aggregate in 2003 and $814,188 in the aggregate in 2004. Breda anticipates receiving universal services funding in 2005 in an amount comparable to that received in 2004.

                  BTC, Inc. has been designated as an "eligible telecommunications carrier" by the IUB. BTC, Inc. does not, however, receive any universal service funding because BTC, Inc., as a competitive local exchange carrier in the Carroll, Iowa market, would only be eligible to receive universal service funds if the incumbent local exchange carrier (Qwest) receives those funds. Since Qwest does not receive universal service funding for the Carroll, Iowa market, BTC, Inc. is not eligible for universal service funding.

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

            o The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent, and a material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda's revenues. The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC's determination. It is therefore not possible to predict how the FCC will allocate the support payment funding in any year, and the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, they received, in the aggregate, support payment funding of $1,373,246 in 2002, $1,421,167 in 2003 and
                  $1,495,150 in 2004. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. BTC, Inc. does not receive support payment funding from the National Exchange Carriers Association because BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier. BTC, Inc. does not receive universal service administrative company support payment funding because BTC, Inc. is a competitive local exchange carrier in the Carroll, Iowa market, which means that BTC, Inc. is only eligible to receive the funding if the incumbent local exchange carrier is eligible to receive the funding. Qwest is the incumbent local exchange carrier in the Carroll, Iowa market, and Qwest is not eligible to receive the funding.

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

      In a press release issued on February 10, 2005, the FCC announced plans to replace the current intercarrier compensation system that distinguishes between different types of carriers and services, such as local and long-distance, or wireless and wireline, and replace it with a unified intercarrier compensation regime. Through a future rulemaking proceeding, the FCC will be seeking comment on seven proposed plans submitted by various participants in the industry. Among the questions the FCC will examine is the effect any change will have on consumers and the universal service fund, which is intended to help provide affordable service for rural and low income Americans. The FCC indicated that it would be particularly receptive to any plan that offers expanded choices and lower rates to rural consumers. The FCC will be seeking comment on the following seven proposed plans:

            1. Intercarrier Compensation Forum, representing nine carriers. This plan would reduce most per minute termination rates to zero over a six-year period.

            2. Alliance for Rational Intercarrier Compensation, representing small rural providers serving high-cost areas. This plan would unify per-minute rates at a level based on a carrier's embedded costs.

            3. Expanded Portland Group, comprised of small and mid-sized rural local exchange carriers. This plan includes two phases which would eventually convert per-minute intercarrier charges to capacity-based charges.

            4. Cost-Based Intercarrier Compensation Coalition, representing competitive local exchange carriers. This plan would create a cost-based termination rate in each geographic area for all types of traffic.

            5. Home Telephone Company and PBT Telecom. This plan would replace the current regimes with connection-based intercarrier charges.

            6. Western Wireless. This plan would reduce intercarrier charges in equal steps over four years to bill-and-keep arrangements.

            7. National Association of State Utility Consumer Advocates. This plan would reduce certain intercarrier rate levels over a five-year period.

      Another plan that the FCC is expected to give serious attention to is still being drafted by the National Association of Regulatory Utility Commissioners. The plan being drafted by the National Association of Regulatory Utility Commissioners will apparently attempt to blend together the various proposed plans for intercarrier compensation reform that have already been presented to the FCC. The Iowa Telecom Association and the Rural Iowa Independent Telephone Association are actively working with the National Association of Regulatory Utility Commissioners to challenge the drastic proposed reduction in access charges. Breda believes that changes in access charges may occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

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

      One recent example of the increased competition in Iowa occurred on October 18, 2004, when the IUB issued an Order Approving an Amendment to the Approved Application for Public Convenience to MCC Telephony of Iowa
      (MCC) to provide service in "any area of Iowa where MCC affiliates own and operate a cable system and offer high-speed cable modems." MCC is a subsidiary of Mediacom that intends to provide VoIP (voice over Internet protocol) service. The IUB had approved an earlier application of MCC to serve only those areas currently served by Qwest. Mediacom is the cable service provider in BTC, Inc.'s Carroll, Iowa market area.

      Another example of the increased competition threat in Iowa was the deregulation actions taken by the IUB during 2004. One of the IUB's rulings deregulated 20 actual exchanges instead of specific services. The IUB also decided to deregulate rates, but maintain service regulation, in 19 of these individual exchanges where a competitor had overbuilt an exchange and the competitor had obtained over 50% of the market share. The IUB found that effective competition existed in these exchanges and that the exchanges should be deregulated, but that the IUB would maintain mechanisms to monitor the competition and service in the exchanges. The IUB decided to require that a deregulation accounting be filed by the deregulated company, although it appears that the IUB may agree to accept cost-allocation manuals from the company in place of an actual deregulation accounting plan. The IUB also deregulated the Council Bluffs exchange, both for rates and service. The IUB did not deregulate the Sioux City business market because the competition was not facilities-based and because of uncertainty in the regulations of unbundled network elements. The IUB also did not deregulate second lines because of a lack of evidence supporting the existence of effective competition.

      In 2004, Breda and Prairie Telephone joined with eight other independent telephone companies in southwest Iowa in putting together a network to provide and improve the delivery of voice, data and video services over a fiber optic-based infrastructure. The South West Iowa Network is supported by Iowa Network Services, and collectively provides service in 28 exchanges in southwest Iowa. This network will be used to deliver the triple-play (voice, data and video), as well as to provide a scalable converged infrastructure for each company to connect to other companies and services outside Iowa. Breda and Prairie Telephone have three exchanges connected to this network in southwest Iowa. Additional construction was completed during 2004, and the network became operational on October 24, 2004.

      There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. To date, however, no company has chosen to compete in any of Breda's, Prairie Telephone's or Westside Independent's service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2005 is small. BTC, Inc. provides telephone services in the Carroll, Iowa market area. There are already other companies providing telephone services in that area, and Breda believes that the likelihood of additional local exchange carriers entering the Carroll, Iowa market area in 2005 is imminent. For example, Mediacom, which is the ninth largest cable television operator in the United States and the local cable provider in the Carroll, Iowa, market, has expressed an intention to provide a phone service offering through Mediacom's partnership with Sprint. MCC Telephony of Iowa (Mediacom's voice subsidiary) filed a voice exchange tariff and service territory maps with the IUB on December 27, 2004, and the IUB approved the tariff and maps on March 14, 2005. The providing of voice exchange tariffs and service territory maps are usually the last steps required by the IUB before actually providing service. The IUB also granted MCC's certificate of public convenience to offer service in numerous areas throughout Iowa. Breda believes that Mediacom will roll out its voice offering along with a high speed Internet offering in the Carroll, Iowa market. Mediacom has recently been quoted in media reports as indicating that it will begin deploying those services in Iowa in the near future. Breda also anticipates that it will face new competition from other providers of newer VoIP (voice over Internet protocol) technologies, such as Vonnage and Skype, in all of its exchanges. Breda anticipates that Mediacom's and any such other offerings will result in a reduction of revenue. If any other telephone companies also at some point determine to provide service in any of Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s service areas, there would also likely be a reduction in revenue.

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

      An industry issue that had significant ramifications for Breda, Prairie Telephone and Westside Independent during 2004 was number portability. Number portability provides residential and business telephone customers with the ability to retain their existing telephone numbers when switching from one telephone service provider to another. Number portability was one of the obligations that the Telecommunications Act of 1996 imposed on all local exchange carriers, and the Act required the FCC to promulgate rules to implement the number portability requirements. The number portability requirements are viewed as consistent with the purpose of the Act, which is to, in general, facilitate competition, because consumers might be reluctant to switch local exchange carriers if they have to change their telephone number.

      The FCC's rules obligate incumbent local exchange carriers, such as Breda, Prairie Telephone and Westside Independent, to port numbers when the carrier receives a specific request from another telecommunications carrier (wireline or wireless) for number portability capability. The rules give incumbent local exchange carriers a maximum period of 180 days to implement number portability capability following receipt of a request, with the actual permissible time period dependent on the extent of the upgrades required to their switch in order to be able to provide number portability. Because of the small number of customers in the rural exchanges who would want to port their numbers, small rural carriers had hoped to delay the costs of the upgrades until they needed to change out their switches.

      On February 18, 2004, two Iowa industry associations, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of the wireless-wireline number portability rules on behalf of all 2% or less carriers in Iowa. Breda, Prairie Telephone and Westside Independent were included in these joint filings.

      The IUB initially responded to the petition by issuing a 180 day temporary suspension of the wireless-wireline number portability rule, and later issued an order requiring all companies participating in the petition to provide the IUB with various company-specific information, including the number of customers of the company, the cost of number portability implementation and expected costs per customer that would be reflected in the number portability cost recovery charge authorized by the FCC. Breda, Prairie Telephone and Westside Independent all submitted their individualized data in response to the IUB's order in July of 2004. The IUB issued its final order in response to the petition on October 6, 2004. Under the IUB's order, all companies participating in the petition were given extensions ranging from six months to 18 months from the date of the IUB order, or in some cases until six months after the company received a bona fide request for number portability from a wireless carrier. Breda and Prairie Telephone were classified in the group receiving a six month extension, and Westside Independent was classified in the group receiving a one year extension.

      On October 26, 2004, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association filed an application for rehearing of the IUB's October 6, 2004 order. The application requested the IUB to reconsider its order and to clarify various other matters.

      As noted above, Breda and Prairie Telephone received six-month extensions, and Westside Independent received a twelve-month extension. Software upgrades and service agreements to implement number portability for Breda, Prairie Telephone and Westside Independent had all been completed in preparation for the six-month extension date of April 6, 2005. Final routing and translation work was being scheduled as the last outstanding process for number portability implementation when word was received on March 11, 2005, that the U.S. Court of Appeals for the DC Circuit had suspended the FCC's November 10, 2003 Intermodal LNP Order implementing wireline to wireless local number portability. The court ruled that the FCC failed to follow regulatory guidelines designed to examine the impact of its orders on small businesses such as rural carriers. The court sent the FCC's Order back to the FCC with directions to prepare a final regulatory flexibility analysis showing the impact of its Order on small carriers and their customers, and until that analysis is complete, the court stayed the effect of the Order solely as it applied to those carriers that qualified as small entities under the regulatory flexibility analysis. Under that analysis, a wireline telecommunications carrier with 1,500 or fewer employees is defined as a small entity. The
      IUB subsequently reported that the court ruling would suspend LNP implementation in Iowa until further notice from the FCC.

      While Breda anticipates that LNP implementation in Iowa is merely delayed until after the regulatory flexibility analysis is prepared, it has stopped all LNP compliance work. Breda estimates its cost to complete the remaining translation and routing work to become number portability compliant is less than $10,000. BTC, Inc. already has the hardware and software capabilities and is able to port customer telephone numbers.

      The Communications Assistance For Law Enforcement Act was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent have been granted various extensions from time to time for compliance with the various requirements of the Act. Breda received notification from the FBI on September 16, 2004 that the FBI would grant Breda, Prairie Telephone and Westside Independent another extension until June 30, 2006 for certain of the remaining deployment schedules under the Act. The FCC decides whether or not to grant any such extension, but Breda anticipates that the FCC will follow the FBI's approach. As of the time of this filing, however, Breda has received no further documentation from the FCC. BTC, Inc. receives its switching services from Breda, and BTC, Inc. is covered under the deployment schedule (including any extensions of the schedule) for Breda's switch.

      On March 1, 2005, Breda's board of directors authorized Prairie Telephone's purchase of 5,000 units of Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services. Prairie Telephone's investment of $200,000 was made in March 2005, and Prairie Telephone currently owns 7.87% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. This investment will be accounted for using the equity method of accounting.

      Some of the cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested provide cellular services in the telephone exchange areas serviced by them and by BTC, Inc. Cellular services are competitive with the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda does not believe, however, that investments in cellular ventures are inconsistent or in conflict with Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s overall business, in particular because those investments are one method of attempting to diversify across the various telecommunications technologies which were available at the time of the preparation of this annual report.

      The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested continue to face ever increasing and changing competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

      Revenues are also generated from sales of cellular phones and related service packages which are made pursuant to Breda's June 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. Breda and U.S. Cellular have been attempting to negotiate a new agreement since approximately May of 2001. U.S. Cellular has provided Breda with at least two proposed new agreements, but Breda did not execute either of those agreements because Breda had serious concerns about the agreements, including that Breda would receive lower commissions under the new agreements. Although it is likely that some form of new agreement will need to be entered into with U.S. Cellular at some point, Breda's position is that it is continuing to operate under its June 1, 1999 agency agreement with U.S. Cellular. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one year term, but subject to immediate termination if there is a material breach of the agency agreement. As indicated above, Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

      Breda's sub-agent for U.S. Cellular services terminated its contractual arrangement with Breda on September 17, 2004. Breda presently has no plans to recruit a new sub-agent because Breda already has two retail outlets in the Carroll, Iowa market that was served by this sub-agent. The two retail outlets are located at Breda's and BTC, Inc.'s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa.

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

      As of December 31, 2004, Tele-Services was providing cable television services to approximately 2,665 subscribers.

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

      Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

            o    Arcadia - August, 2009            o    Malvern - October, 2016
            o    Auburn - January, 2009            o    Neola - September, 2005
            o    Bayard - May, 2008                o    Riverton - June, 2013
            o    Beaver Lake - December, 2006      o    Oakland - November, 2009
            o    Breda - Year-to-Year Basis        o    Sidney - October, 2010
            o    Churdan - June, 2008              o    Tabor - September, 2016
            o    Farragut - January, 2008          o    Thurman - December, 2015
            o    Grand Junction - May, 2008        o    Treynor - October, 2020
            o    Hamburg - Year-to-year Basis      o    Westside - June, 2009
            o    Lohrville - March, 2008

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

      Tele-Services did implement rate increases in 2004 as part of Tele-Services' adding various channels to its line-up in 14 of the 19 communities that are served by Tele-Services. The channel additions were completed in 11 communities by May 1, 2004, and by June 30, 2004 for the remaining 3 communities which received the additional channels. The rate increases were implemented effective May 1, 2004 in the communities which were receiving the additional channels by that date, and the rate increases were implemented on July 1, 2004 for the communities which received the channel additions in May and June of 2004. Local channels were also added in six of the communities served by Tele-Services.

      Tele-Services' franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, and other cable service providers can provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently also does not contemplate any cable services competitor coming into the towns given, among other things, the smaller size of the towns.

      Tele-Services does face competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. The FCC began to allow satellite dish providers to provide local channels in 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could have further adverse effects on Tele-Services' business. The telecommunications and cable industry are also continually changing, and technological advances may provide Tele-Services' subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future.

      Another issue faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which results in a lower potential customer base for Tele-Services.

      Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses. As noted above, Tele-Services did add additional channels to its line-up in 2004, which required Tele-Services to upgrade some of its cable TV systems and install additional equipment and electronics. Those upgrades and installations were completed during the second quarter of 2004. Tele-Services also combined the head-ends on two of its systems into one head-end during the first quarter of 2004, which has allowed three communities to be served by one head-end, and for those three communities to receive local channel services. Tele-Services is continuing to evaluate the possibility of other head-end combinations. The primary goal of Tele-Services in consolidating its head-end equipment is for the equipment to be able to serve two or more communities, instead of just one community, with the intended result of lower maintenance costs for the equipment. The cost of Tele-Services upgrades in 2004 was approximately $100,100, and is estimated to be approximately $205,200 for 2005.

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

      Internet Service Provider.

      BTC, Inc. provides dial-up and high speed internet access services to its customers and to customers of Breda, Prairie Telephone and Westside
      Independent. BTC, Inc. was providing internet access to approximately 1,837 subscribers as of December 31, 2004. Of that amount, approximately 1,211 were subscribers from BTC, Inc.'s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high speed internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000. Breda had been the sole provider of Internet services in those communities until that time. Iowa Telecom purchased the telephone exchanges for those communities in 1999 and began operating them on June 1, 2000. In late 2000, Iowa Telecom expanded the services offered in those communities to include Internet services and at a lower price than is offered by Breda. As a result, Breda has lost Internet customers in the three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced a 19.2% decrease in its dial-up customer base in this market during the calendar year 2004. BTC, Inc. had experienced a 18.9% decrease in its dial-up customer base in the Carroll, Iowa market area in 2003, and a 15.5% decrease in 2002.

      Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda began offering a dial-up accelerator product in June 2004, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dial-up, but not a replacement for the high speed Internet service. Based on the initial customer demand for this service, Breda anticipates that there will be good future demand for this product from its dial-up customers.

      Breda also entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was to provide Breda with a means to provide high speed Internet service to its rural customers, who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC's eligible members, such as Breda. Breda also entered into an agreement with DIRECTV, Inc. to offer direct broadcast satellite service (video) in conjunction with its satellite Internet service. The Anik F2 satellite was launched by August 30, 2004, and WildBlue is testing its gateways. Breda anticipates that all testing will be completed in its gateway by May 1, 2005, and that Breda will be able to provide this service to its customers on or about May 15, 2005.

      Breda still believes, however, that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

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

      Breda expects the overall potential customer base for Internet access to continue to increase, but it is becoming more difficult to predict if Breda or its subsidiaries will experience any increases in their Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda and its subsidiaries might continue to experience declines in their Internet customer base. Also, as noted above, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda is successful in increasing its Internet customer base.

      Other.

      Breda and BTC, Inc. moved their Carroll, Iowa operations to a building located at 603 N. Adams, Carroll, Iowa on October 4, 2003. The building has approximately 4,450 square feet, which is over two times the space of the former location in Carroll. The new building allowed BTC, Inc. and Breda to consolidate their operations in the Carroll, Iowa market. The new location is also affording Breda the opportunity to expand its service offerings in the Carroll market. Breda uses a portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda had used a portion of BTC, Inc.'s former building in Carroll since April, 2000 for the same purposes.

      Miscellaneous Business.

      Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

      For example, in March of 1999 Prairie Telephone acquired spectrum for providing personal communications services in the Yale telephone exchange area. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communication. Prairie Telephone is also one of the members of Guthrie Group, L.L.C. Guthrie Group, L.L.C. has acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

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

      Both Breda and Prairie Telephone obtained their personal communications services spectrum from Iowa Wireless, which was formed by Western Wireless Corporation and Iowa Network Services, Inc. The original Participation Agreement called for Iowa Wireless, which changed its name to i wireless in early 2004, to disaggregate/partition and sell to the individual equity holders of Iowa Network Services, Inc. up to ten MHz in certain defined areas. A separate Spectrum Partitioning Agreement required i wireless and the spectrum acquiring telcos, such as Breda and Prairie Telephone, to construct facilities by June 23, 2000 to serve with a signal level sufficient to provide adequate service to at least one-third of the total population of the Des Moines Major Trading Area covering the combined A Block spectrum licensed service areas of Iowa Wireless, Western PCS 1 Corporation and the participating telcos. Build-out provisions in this agreement also required that two-thirds of the total population of the Des Moines Majoring Area covering the same combined service areas of Iowa Wireless, Western PCS 1 and the telcos have a signal level sufficient to provide adequate service by June 23, 2005.

      The members of both Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. have recently authorized the funding to erect their first tower in their respective service areas in order to meet the June 23, 2005 deadline. Prairie Telephone paid its proportionate share of the first Guthrie Group L.L.C. capital call, which was $50,000, in February 2005. Breda also paid its proportionate share of the first Carroll County Wireless, L.L.C. capital call, which was $30,000, in February 2005.

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

      Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. At that time, Breda received its help desk services for Breda's Internet customers from Desktop Media, L.L.C. Breda now uses Caleris, Inc. to provide its help desk services. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. On September 17, 2003, Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone's ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C.

      The outstanding balance on Prairie Telephone's loans to Desktop Media, L.L.C. is $444,974. Prairie Telephone subsequently authorized the initiation of the notice of default process against Desktop Media, L.L.C. in February 2005, and Prairie Telephone, along with the other two lenders, are proceeding with this legal action. Prairie Telephone does not know at this time if it will be able to recover all of the monies due on the loans.

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

      Breda is an investor in RSA #9, Ltd. and West Iowa Cellular, Inc. Westside Independent is also an investor in West Iowa Cellular, Inc. West Iowa Cellular, Inc. and RSA #9, Ltd. provide cellular services in rural areas in southern and central Iowa.

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

      Breda's share of the earnings or losses of some of these investments is reported on Breda's income statement on the equity basis. Some of the investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. Breda, Prairie Telephone and Westside Independent do not, however, control any distribution decisions for any of those entities, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

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

      Breda, Prairie Telephone and Westside Independent each own 10,000 shares of common stock in NECA Services, Inc. ("NSI"), which is a for-profit corporation that was organized to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. ("NECA"). NSI's officers are also the officers of NECA, and they have experience in the telecommunications industry. It is currently contemplated that non-regulated business opportunities will be conducted by NSI so that NECA can concentrate on its traditional core tariff and pooling services. For example, the NECA board has authorized the assignment of certain National Exchange Carrier Association contracts to NSI, which include the contract with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs.

      There is no  assurance  that any of Breda,  Prairie  Telephone or Westside
      Independent will ever receive any returns on or other value from their investment in NECA, whether by distributions or increases in the value of NECA's common stock. The board of directors of NECA did, however, declare a $.50 per share dividend in 2003, and a $.75 per share dividend in 2004.

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

      Employees.

      As of December 31, 2004, Breda had 35 full time employees, and no part time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only two of Breda's employees have written employment agreements. Those employment agreements are with the chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

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

      BTC, Inc. owns the real estate and building located at 603 N. Adams, Carroll, Iowa. BTC, Inc. and Breda moved their Carroll, Iowa operations from their former location to 603 N. Adams on October 4, 2003. The building has approximately 4,450 square feet. The building houses equipment used by BTC, Inc. in providing telephone services and internet access services. Breda leases a portion of the building for use as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise.

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

      Westside Independent owns the real estate and building located at 131 South Main Street, Westside, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Westside and the surrounding rural area. The building also houses some equipment used by Tele-Services in its cable business. The building has also been used as the city offices for Westside, Iowa, since approximately April 1, 2003. Breda does not charge any rent to the city of Westside for its use of the building. The building was also previously used for Westside Independent's corporate offices. The building has approximately 1,600 square feet.

      Tele-Services owns buildings located in twenty different towns which house some equipment used to receive, descramble and transmit television signals. This type of equipment is sometimes referred to in the cable industry as "head-end equipment." The buildings each have approximately 150 square feet. The buildings are located on real estate in each of the towns, which is generally made available to Tele-Services under its franchise or other agreement with those towns, but Tele-Services' use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, but in some cases Tele-Services is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

      All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan which is described in the following paragraph.

      The aggregate amount outstanding as of December 31, 2004 under Breda's existing loan agreement with the Rural Telephone Finance Cooperative was $1,633,461. The loan has a fifteen year term that matures in September 2013.

      Prairie Telephone and Breda also have lines of credit available from the Rural Telephone Finance Cooperative in the amounts of, respectively, $500,000 and $1,500,000. Those lines of credit will currently expire on November 30, 2005 and December 1, 2005, respectively. No amounts were outstanding under either of those lines of credit on December 31, 2004.

      The Rural Telephone Finance Cooperative required Westside Independent to execute a guaranty of the loan made by the Rural Telephone Finance Cooperative to Breda to finance the purchase of Westside Independent by Breda and the purchase of a related company, Westside Communications, Inc., by Tele-Services. Both of those purchases occurred in June of 1998. (Westside Communications, Inc. was dissolved effective December 2, 1999, and its assets were transferred to Tele-Services at that time.) Westside Independent's guaranty is secured by a mortgage and security agreement which covers its real estate and substantially all of its other assets.

      Breda believes that its and its subsidiaries' real estate, buildings and other improvements were adequate to conduct their businesses as conducted or proposed to be conducted at the time of the preparation of this annual report. Breda also believes that its and its subsidiaries' buildings and improvements have been maintained in good repair and condition, ordinary wear and tear and depreciation excepted. Breda also believes the buildings and improvements are adequately insured.

      Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 2004. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and internet access.

      Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called "head end" equipment. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 10 years. The current equipment was purchased over the period from 1984 to 2004. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

      Breda, Prairie Telephone, Westside Independent, Tele-Services, and BTC, Inc. also hold various easements for their various telephone and cable lines and other property. Some of those easements are on or across real estate of the cities, while others are on or across private property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of October 1, 2004 through December 31, 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Breda is authorized to issue 5,000,000 shares of common stock. Breda had 31,170 shares of its common stock issued and outstanding as of December 31, 2004. Those shares were held by approximately 563 different shareholders.

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

      The board of directors had historically established the issuance price and the redemption price at approximately 75% of the book value of Breda, but in 2002, the board began to establish those prices at approximately 70% of the book value of Breda. The board of directors has historically made this determination in March, April or May of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting.

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

      The board of directors returned to its historical practices at its meeting on March 13, 2000, at which time the board of directors adopted a resolution fixing the issuance price and redemption price for Breda's shares of common stock to be $180 per share. The $180 amount was determined based upon Breda's 1999 audited financial statements, and was announced at, and became effective at, the May 17, 2000 annual meeting of the shareholders of Breda. If the above described historical practices were followed, the $180 per share amount would have continued until the next annual determination was made by the board of directors and announced at the annual shareholders meeting for 2001.

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

      The board of directors has followed Breda's historical practices since that time, by announcing a new issuance and redemption price of:

            o $258 per share at the May 16, 2001 annual meeting of the shareholders,

            o $280 per share at the May 21, 2002 annual meeting of the shareholders,

            o $303.00 per share at the May 20, 2003 annual meeting of the shareholders, and

            o $326 per share at the May 18, 2004 annual meeting of the shareholders.

      The per share amount was established based upon Breda's book value as reflected in its most recent year-end audited financial statements, consistent with Breda's historical practices, except that, since 2002, the redemption price has been set at approximately 70% of the book value.

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

      The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to the current $326 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

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

      As discussed below, an auction was held in October, 1999, at which shareholders desiring to sell their shares of Breda's common stock were given the opportunity to sell those shares to other Breda shareholders. There are no current plans, however, to arrange any other auctions in the future. Breda does maintain a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

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

      No shareholder can sell or transfer any of his or her shares of Breda to any person who is not otherwise eligible to be a shareholder in Breda, with one exception. The exception is that a person who was a shareholder on July 20, 1995, may make a one time transfer of the shares held by the person on that date to a family member of the shareholder (which means a spouse, natural born or adopted child, grandchild, parent, grandparent, or sibling), even if the family member is not receiving services from Breda and is not residing in the Breda or Lidderdale telephone exchange areas served by Breda. These transfers are not subject to Breda's right of first refusal described in the following paragraph. Any family member receiving shares by this process does not have the same right, however, and can only sell or transfer the shares in accordance with the Amended and Restated Articles of Incorporation of Breda.

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

      The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of October 1, 2004 through December 31, 2004.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      ----------------------------------------------------------------------------------------------
                                                                                         Maximum
                                                                  Total Number          Number (or
                                                                   of Shares           Approximate
                                                                  Purchased as        Dollar Value)
                                                                    Part of           of Shares that
                                                                   Publicly            May Yet Be
                          Total Number       Average Price         Announced            Purchased
                           of Shares           Paid per            Plans or         Under the Plans
        Period            Purchased(1)         Share(2)           Programs(1)         or Programs(1)
      ----------------------------------------------------------------------------------------------
      Month #1
      (October 1,         0 Shares of
      2004-October        Common
      31, 2004            Stock                     N/A               -0-                  -0-
      ----------------------------------------------------------------------------------------------
      Month #2
      (November 1,        12 Shares of
      2004-November       Common             $326.00 per
      30, 2004)           Stock              Share                    -0-                  -0-
      ----------------------------------------------------------------------------------------------
      Month #3
      (December 1,        20 Shares of
      2004-December       Common             $326.00 per
      31, 2004)           Stock              Share                    -0-                  -0-
      ----------------------------------------------------------------------------------------------
      Total                     32               $326.00              -0-                  -0-
      ----------------------------------------------------------------------------------------------

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

      (2) All of the shares of common stock were purchased by Breda at the $326 redemption price that was established by the board of directors at the May 18, 2004 annual meeting of Breda's shareholders.

      Given that repurchases of common stock by Breda currently are the primary method for a shareholder to be able to sell the shareholder's shares, the following paragraphs provide additional information on Breda's purchases of its common stock from its shareholders from 1996 through 2004.

      Over the period of January 1, 1996 through June 24, 1996, Breda repurchased four hundred and twenty-four shares of its common stock from two shareholders, at a purchase price of $27 per share. Over the period of June 25, 1996 through February 20, 1997, Breda repurchased seven hundred and eighty-nine shares of its common stock from nine different shareholders, at a purchase price of $31 per share. Over the period of February 21, 1997 through March 1, 1998, Breda repurchased one thousand nine hundred and ninety-six shares of its common stock from fourteen different shareholders, at a purchase price of $41 per share. Over the period of March 2, 1998 through December 31, 1998, Breda repurchased three hundred and fifty-eight shares of its common stock from five different shareholders, at a purchase price of $64 per share.

      No shares were repurchased by Breda in 1999, except that in November, 1999, Breda effectuated a repurchase of forty shares by depositing the purchase price for those forty shares with the appropriate Iowa authorities under Iowa's escheat laws. The forty shares were held of record by twenty different shareholders that Breda had been unable to locate. The purchase price utilized for this purpose was $149 per share. Breda also deposited the amount of the April 21, 1999 dividend that was otherwise payable on the forty shares. The total amount deposited by Breda was $6,080, with $120 of that amount being for the April 21, 1999 dividend.

      During 2000, Breda repurchased four hundred forty-one shares of its common stock from fourteen different shareholders, at a purchase price of $235 per share.

      During 2001, Breda repurchased a total of 2,216 shares of its common stock from twenty-six different shareholders. Two hundred twenty of those shares were purchased at $235 per share, and the rest of those shares (1,996) were purchased at $258 per share.

      Breda repurchased a total of 2,025 shares of its common stock during 2002 from thirty-two different shareholders. Two hundred eighty-seven of those shares were purchased for $258 per share. The rest of those shares (1,738) were purchased for $280 per share.

      Breda repurchased a total of 1,306 shares of its common stock during 2003 from 23 different shareholders. One hundred eighty-eight of those shares were purchased at $280 per share, and the rest of those shares (1,118) were purchased for $303 per share.

      During 2004, Breda repurchased a total of 524 shares of its common stock from 13 different shareholders. Two hundred three of those shares were purchased at $303 per share. The rest of those shares (321) were purchased for $326 per share.

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

      The marketability and value of Breda's shares of common stock may also be limited or adversely affected by some of the other terms of the common stock. For example, each shareholder is entitled to only one vote on each matter presented to the shareholders, regardless of the number of shares of common stock held by the shareholder, with one exception regarding shareholders who previously held Class A stock of Breda. Those shareholders have one vote for each share of former Class A stock that was held by them on February 28, 1995, and continuing until one of the following occurs:

            o     the shareholder no longer receives service from Breda,

            o the shareholder no longer resides in the Breda or Lidderdale telephone exchange area served by Breda,

            o     the shareholder dies, or

            o the shareholder transfers the shareholder's shares to someone else.

      As of December 31, 2004, there were 22 shareholders with multiple voting rights arising from their prior ownership of the former Class A stock, and they have one vote for each share of the former Class A stock that was held by them on February 28, 1995. Those 22 shareholders held a total of 61 shares of Class A stock on that date.

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

      During the calendar year 2003, one sale of shares occurred between shareholders on the list. The sale involved two shares, which were sold for $280 per share.

      There were no sales of shares between shareholders on the list during the calendar year 2004.

      Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

      Breda has declared and paid seven dividends to its shareholders since Breda was incorporated in 1964. The first six dividends were declared on, respectively, March 15, 1999, March 13, 2000, March 12, 2001, April 8, 2002, March 10, 2003, and March 16, 2004. Each of those dividends was in the amount of $3.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, and
      $94,479. Breda also declared a $7.00 per share dividend on March 1, 2005, payable to shareholders of record on March 15, 2005. The aggregate dividend was $218,190.

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

      No shares of stock were issued by Breda in 2004. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda's shares of common stock are not convertible into any other securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Overview.

      This Item should be read in conjunction with Item 1 of this annual report and with the financial statements and related notes included in Item 7 of this annual report.

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

      The local exchange carrier services segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda has offered local exchange carrier services in the Carroll, Iowa market area since October, 2003, through BTC, Inc. Breda also provides long distance services to its customers in the local exchanges served by Breda and its subsidiaries. The broadcast services segment provides cable television services to customers in a total of eighteen towns in Iowa and one town in Nebraska. The Internet service provider services segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc.

      The segments in which Breda and its subsidiaries operate are as follows:

            Local Exchange Carrier

                              Breda
                              Prairie Telephone
                              Westside Independent
                              BTC, Inc.

            Broadcast Services

                              Tele-Services

            Internet Service Provider

                              BTC, Inc.

      BTC, Inc. is a subsidiary of Prairie Telephone. BTC, Inc. provides Internet services to its customers and to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. As noted above, BTC, Inc. is also a local exchange carrier providing local and long distance telephone services to customers in the Carroll, Iowa market area, where Qwest is the incumbent local exchange carrier.

      Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      Breda's primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

      o Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2005, those fees varied from approximately $11.50 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

      o Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat or fixed rate or may depend upon usage. As discussed in Item 1 of this annual report, interstate and intrastate access charge rates are subject to regulation by various governmental authorities. Access charge revenues constitute a substantial part of Breda's consolidated revenues, and a material risk to Breda arises from the regulation of access charge rates by those authorities. As discussed in Item 1 of this annual report, the FCC has indicated that it will be seeking comments on seven proposed plans addressing access charge rates, and Breda believes there may be changes made to the current access charge rate system. Breda also believes that if any of the proposed plans are adopted in their current form, they will likely result in substantial reductions in Breda's access revenues.

            The access charge rate payable to telephone companies like Breda, Prairie Telephone, Westside Independent and BTC, Inc. which utilize the "average schedule" basis for receiving inter-state access charge revenues, is currently based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda's total access charge revenues had been increasing in past years, and that trend continued in 2004 due to traffic routing changes and because BTC, Inc. began to offer local phone service in the Carroll, Iowa market in October 2003. Customers that moved their service from the incumbent local carrier to BTC, Inc. also usually selected Breda's long distance service, which has increased the overall number of customers utilizing Breda's network to make long distance calls. The increased customer count has increased the overall minutes of use for long distance calls, which has increased Breda's access revenue. Breda has, however, seen some decrease in its minutes of use because of competition from wireless carriers offering calling plans with such features as unlimited nights and weekend calls. Those types of features lead customers having both wireless and wireline service to use their wireless calling plans to make long distance calls, which results in less traffic being carried over the wireline networks. Also, the Iowa Utilities Board has ruled that wireless traffic is considered local traffic, so the wireless carriers are not entering into interconnection agreements with the wireline carriers for use of their networks. The wireline carriers, such as Breda, accordingly receive less traffic over their networks, and received no payment for the traffic that the wireless carriers routed over the wireline networks from April 1999 until May 2004, when, as noted later in this annual report, Breda negotiated reciprocal transport and termination agreements with some of the wireless carriers. Breda is not able to quantify the dollars that Breda and its subsidiaries did not receive for wireless traffic over that period of time.

            As indicated above, Breda, Prairie Telephone and Westside Independent utilize the "average schedule" basis for receiving inter-state access charge revenues. This is the approach taken by most smaller telephone companies. Another approach available for receiving access charge revenues is the "cost" approach. Telephone companies make filings with the FCC, which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs across a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question.

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

            The joint task force completed its initial study in May, 2004 and found that the overall results showed costs both higher and lower than the current intra-state access rates, and that the cost per minute for intrastate access fell within a range of 2 cents to 16 cents. The task force is continuing to study the impact of not having data from 38 Iowa companies, and the fact that declining minutes of use will increase the average cost. The joint task force had been holding regional meetings and conferences to educate and present its information to the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association members on the issues and elements of their recommendation. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

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

            Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers have not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecom Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers - U.S. Cellular, Verizon Wireless, Sprint PCA and Midwest Wireless. The intent of the joint task force had been that any independent telephone company who wished to participate in the negotiated wireless termination agreements with one of these carriers could "opt in" to one of the wireless termination agreements already on file at the IUB. In July 2004, the joint negotiating team learned that the wireless carriers had rejected the idea of allowing independent phone companies to "opt in" to one of the wireless termination agreements already on file at the IUB. The latter fact meant that any independent telephone company that wished to participate in the wireless termination agreements with Midwest Wireless, Verizon, US Cellular and Sprint needed to execute their own separate agreement with each wireless carrier. The ITA Wireless Termination negotiating committee continued its efforts to pursue past compensation from the wireless carriers for minutes from April 1999 to March 31, 2004, and also continued its attempts to convince the remaining wireless carriers, including AT&T and Nextel, to sign the "model" agreement. I Wireless agreed to be bound by the model agreement in January 2005.

            On August 6, 2004, the board of directors of the Rural Iowa Independent Telephone Association approved the filing of a model wireless termination tariff, and the tariff was filed with the IUB on August 10, 2004. If the tariff would have been approved by the IUB, it would have given independent local telephone companies another option in resolving the wireless terminating traffic issue because the companies would have been able to choose to adopt the tariff or to enter into the model wireless termination agreement. The tariff would also have provided authority for billing the wireless service providers that did not sign an agreement but continued to terminate traffic on an independent telephone company's network. The tariff would have specified that the traffic covered by the tariff was subject to a service establishment charge and a per minute of use charge. The tariff would have also provided billing information, allowed verification of the information, and discontinuance of service if the wireless company failed to pay as required under the tariff.

            On August 31, 2004, the Iowa Telecom Association filed a Petition for Arbitration with the IUB seeking compensation for terminating wireless traffic from 1999 to May 2004 from US Cellular, Verizon and Sprint PCS. The Iowa Telecon Association had calculated the total amount of identified wireless traffic for the entire Iowa independent industry at approximately $6.5 million. On September 15, 2004, the wireless carriers filed their responses to the Petition, including a denial that they owed anything, and a claim that the IUB had no jurisdiction over the matter.

            On November 19, 2004 the IUB dismissed the Petition filed by the Iowa Telecon Association on the basis that the IUB had no jurisdiction over the matter. On December 9, 2004, the Iowa Telecon Association filed an application for rehearing, but the application for rehearing was denied by the IUB on January 6, 2005.

            In late February 2005, the FCC issued a Declaratory Ruling and Order in an attempt to clarify some of the intercarrier compensation disputes surrounding wireless terminating traffic. Under the Order, existing tariffs would not be illegal and collections under those tariffs could be retained by rural independent telephone companies, but new tariffs would no longer be valid and companies would need to reach negotiated agreements to exchange the traffic.

            Because of the above regulatory activities, Breda began negotiations with the five wireless carriers who had adopted the ITA Model Wireless Termination Agreement, and by late January 2005 had signed agreements with Sprint, US Cellular, i-wireless and Midwest Wireless for each of Breda, Prairie Telephone, Westside Independent and BTC, Inc. The agreements with Sprint, US Cellular and i-wireless became effective as of May 1, 2004, and the Midwest Wireless agreement became effective January 27, 2005. Breda continues to negotiate with Verizon, and anticipates that an agreement will be signed with Verizon for each Breda, Prairie Telephone and Westside Independent within 30 days. Verizon will not sign a Wireless Termination Agreement with BTC, Inc. since it is a competitive local exchange carrier.

            The agreements generally provide for compensation on only a going forward basis. The agreements provide for significantly less revenue per minute, and are reciprocal compensation agreements, which means generally that each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier's network facilities of IntraMTA telecommunications traffic that originates on the network facilities of the other carrier.

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

      o Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda experienced a 44.5% increase in its long distance customer base from

            December of 2002 to December of 2003, and a 50.7% increase from December of 2003 to December of 2004.

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

      Breda's other primary source of consolidated revenue is generated from Tele-Services' cable business. Tele-Services' operating revenues are generated primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services' main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services' cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could result in further adverse effects on Tele-Services' business. The telecommunications and cable industries are also continually changing, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2005. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base.

      Another issue faced by Tele-Services is that the companies which provide programming licensing to cable services providers are requiring the cable services providers to include particular channels on their systems as a condition of receiving a programming license. Tele-Services anticipates that it will continue to need to upgrade its plant, equipment and cables in order to add more channel line-ups so that it will continue to be able to obtain programming licenses and in order to stay competitive.

      Other miscellaneous sources of revenue are discussed in the financial statements included in Section 7 of this annual report.

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past two fiscal years:

                                                    2003       2004
                                                    ----       ----

            Local Exchange Carrier (1)              75.5%      78.5%
            Broadcast (2)                           14.5%      12.5%
            Internet Service Provider (3)           10.0%       9.0%
                                                    ----       ----

                              Total                  100%       100%

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

      Twelve-months ended December 31, 2004 Compared to Twelve-months ended December 31, 2003

      NET INCOME

      Consolidated net income for the twelve-month period ended December 31, 2004 was $1,393,675, which was a $204,169, or 17.2%, increase when compared to the $1,189,506 of consolidated net income for the twelve-month period ended December 31, 2003.

      The $204,169 increase in net income resulted from the following three factors:

            1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $133,734, or 18.7%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003.

            2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $193,323, or 16.3%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003.

            3)    Income taxes increased $84,295, or 11.9%, for the twelve-month
                  period  ended   December  31,  2004,   when  compared  to  the
                  twelve-month period ended December 31, 2003.

      OPERATING REVENUES

      There was an increase in total operating revenues for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, of $509,749, or 8.1%. The segments making up total operating revenues and their contributions to the $509,749 increase between the two periods are as follows: local exchange carrier services - $591,689; broadcast services - ($59,601); and Internet service provider services - ($22,339).

      Local Exchange Carrier Services - $591,689

      Local exchange carrier services revenue accounted for 78.5% of the operating revenue in the twelve-month period ended December 31, 2004. The components of, and their contributions to, the $591,689 increase in local exchange carrier services revenue for the twelve-months ended December 31, 2004, when compared to the twelve-months ended December 31, 2003, are as follows: local network services - $134,720; network access services - $480,170; long distance services - $130,405; billing and collection services - ($3,771); cellular services - ($108,196); and miscellaneous - ($41,639).

      Local network services increased 22.6% and network access services revenues increased 20.1% in the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The increase in local network services revenues and a portion of the increase in network access services revenues were the result of new customers in the Carroll, Iowa market area which were generated after BTC, Inc., began offering local exchange carrier services in October 2003. There was no corresponding customer base for nine of the twelve months in the twelve-month period ended December 31, 2003. Also, the remaining three months of the twelve-month period ended December 31, 2003, would reflect customer counts not comparable to the last three months of the twelve-month period December 31, 2004, because customers were added as they were converted to Breda's service during this period.

      Breda also received a 24-month true-up adjustment in the amount of $148,362 from the NECA pool for the time period April 2002 through April 2004, which is reflected in the network access services revenues. The adjustment was received in May 2004 after Breda incorporated a line haul lease agreement that Breda had in place with another independent telephone provider during that time period. Breda continues to receive additional monthly line haul compensation from the NECA pool of approximately $6,000 per month because of this line haul lease arrangement, and Breda anticipates continuing to receive these revenues on a going forward basis.

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

      Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. As previously noted, Breda anticipates changes in state and federal access charge rates, and that reductions in access charge rates may be likely. The universal service funds are also now being paid out to more telecommunication providers, and Breda anticipates that there may also be changes in the future on how universal service funds are disbursed.

      Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2005 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 125.4% increase in long distance services revenues for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The increase is a direct reflection of the 50.7% increase in Breda's long distance customer base, which has mainly resulted from new customers in the Carroll, Iowa area taking this service as part of a bundled service package which includes local exchange service and Internet service provider services.

      The $108,196, or 8.4%, decrease in cellular sales revenue for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, reflects the decreased sales from all of Breda's service locations for the twelve months ended 2004. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda has accordingly experienced a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length has therefore caused a delay in new contract sign-up for retentionable contracts. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda has seen some increase in retention contracts during the months since May 2004, and expects its retention commissions to go back to more customary levels in the coming months. Breda has, however, also experienced some saturation in its cellular market and has seen a small decrease in first-time customer contracts.

      Other factors contributing to the decrease in cellular sales revenue during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, were the down time caused by the hiring and training of a new outside cellular sales person, and the change in focus to the new services offered by BTC, Inc.'s entry into the local exchange services market in Carroll, Iowa by two outside sales people, who had originally spent their sales efforts on cellular services.

      Miscellaneous revenue decreased $41,639, or 13.4%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Breda performed fiber installation contractual work for an outside corporation in the first quarter of 2003, which generated approximately $50,000 in miscellaneous revenue, before materials, equipment and labor costs. There was no corresponding work or revenue in the twelve-month period ended December 31, 2004. Breda also received a Qwest refund on co-location expenditures of approximately $28,229 during the second quarter of 2003. There was no corresponding entry in the twelve-month period ended December 31, 2004. Breda did, however, generate almost $15,000 of additional revenue from the sale of key systems during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Breda also generated more revenue from miscellaneous fiber lease rental during the twelve-month period ended December 31, 2004.

      Broadcast Services ($59,601)

      Broadcast   services  revenue   decreased   $59,601,   or  6.6%,  for  the
      twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 7.4% decrease in its customer base when comparing the twelve-month period ended December 31, 2004, to the twelve-month period ended December 31, 2003. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other 16 communities that are served by Tele-Services.

      Tele-Services added channels in the latter part of the first quarter of 2004 in 14 of the 19 communities that are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by July 1, 2004. Local channels have been added in 6 additional communities, and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather, and local news. Breda is also implementing paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

      Internet Services ($22,339)

      Internet services revenue decreased $22,339, or 3.6%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet dial-up customer service base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003 and 2004. The programs have, however, resulted in reduced Internet revenues in both 2003 and 2004 given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. While new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue occurring in 2004, Breda was forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the last quarter of 2004.

      OPERATING EXPENSES

      There was an increase in total operating expenses of $376,015, or 6.8%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

      Cost of services increased $340,762, or 12.8%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The major components of the increase in cost of services resulted from increased cable TV programming costs of $22,782, decreased Internet provision costs of $168,298, increased cellular services costs of $81,984, increased long distance provisioning costs of $104,704 and increased plant related costs of $299,590. Internet provision costs decreased because Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. As noted previously, Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide local exchange carrier services in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet service to the Carroll, Iowa market over those same trunks, which has significantly reduced Breda's underlying circuit cost to provide Internet services. As noted previously, Breda experienced a 125.4% increase in its long distance services revenue during the twelve month period ended December 31, 2004, when compared to the twelve month period ended December 31, 2003. Since Breda is a reseller of long distance services, its corresponding cost of purchasing those services for resale directly correlates to the increased customer base and usage for those services. Breda's cellular costs increased because of the added labor and benefit costs which were associated with managing and selling those services. Breda also experienced an increase in the average cost of the phones purchased to provide access to the new features rolled out by U.S. Cellular in the twelve-month period ended December 31, 2004. Also included in increased plant specific costs are one-time installation costs that Breda pays to Qwest for the provisioning of the underlying loop so that BTC, Inc. can offer competitive local telephone service in the Carroll, Iowa market area. These charges are paid to Qwest for each new customer that BTC, Inc. obtains. The cost of utilities, repairs and maintenance, payroll expenses, long distance costs, cable TV programming, and key system costs all increased to net against the decrease in Internet provision costs, resulting in an overall $340,762 increase in cost of services for the twelve-month period ended December 31, 2004.

      Depreciation and amortization expense decreased $33,491, or 3.2%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. While depreciation increased by approximately $37,180 because of capital investments in plant to provide the new service offerings in the Carroll, Iowa market, Breda's telephone service plant in its older exchanges are beginning to be fully depreciated which resulted in an offsetting decrease in depreciation and amortization expense of almost $75,000. Investments in plant assets begun in 2004 will be completed in 2005, and will result in additional depreciation expense during the 2005 year.

      Selling, general and administration expenses increased $68,744, or 3.8%, for the twelve-month period ended December 31, 2004, when compared to the same twelve-month period in 2003. Customer operations increased $73,811, or 9.7%, for the twelve-month period ended December 31, 2004, when compared to the same twelve-month period in 2003. These increased costs were mainly attributable to the increased labor, benefits, and advertising costs to service customers in BTC, Inc.'s roll-out of its competitive local exchange services in the Carroll, Iowa market. Property taxes also increased $36,440, or 27.7%, in the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Corporate operation costs decreased $41,507, or 4.5%, in the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, and was attributable to a decrease in legal, accounting, and computer leasing fees, and the decrease in labor and benefit costs when the corporate department was short-staffed for a period of three months during 2004.

      OPERATING INCOME

      The net result of the operating revenue and operating expenses was a increase of $133,734, or 18.7%, in operating income for the twelve-month period ended December 31, 2004, when compared to the same twelve-month period in 2003.

      OTHER INCOME (EXPENSE)

      Other income (expense) increased $193,323, or 16.3%, during the twelve-month period ended December 31, 2004, when compared to the same twelve-month period in 2003. The increase was mainly attributable to three items. The first item is interest and dividend income, which increased $111,420, or 40.1%, when comparing the twelve-month period ended December 31, 2004, to the twelve-month period ended December 31, 2003. The increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income. Breda also reported $52,336 of National Rural Telecommunications Cooperative patronage capital as interest and dividend income during the twelve-month period ended December 31, 2004. There was no corresponding entry during the twelve-month period ended December 31, 2003.

      The second item is income from equity investments, which increased $276,172, or 26.6%, during the twelve-month period ended December 31,
      2004, when compared to the same twelve-month period in 2003. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the twelve-month period ended December 31, 2004 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

      The third item is a $172,974 loss on a note receivable, which was recorded during the twelve-month period ended December 31, 2004, and for which there was no corresponding loss during the twelve-month period ended December 31, 2003. Breda determined that its investment in Desktop Media, LLC, which is evidenced by a note receivable on Breda's balance sheet, should be reviewed, and Breda subsequently recorded an allowance on this note receivable. Breda determined that for financial statement purposes, this allowance would allow for a conservative estimate of the remaining collectible amount in default proceedings. Breda will attempt to recover all monies invested in Desktop Media, LLC through both the note receivable of $444,974 and the capital investment of $60,000.

      INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      Income before income taxes increased $327,057, or 17.2%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The $327,057 increase was the result of a $133,734 increase in operating income and a $193,323 increase in other income (expense).

      INCOME TAXES

      Income taxes increased $84,295, or 11.9%, for the twelve-month period ended December 31, 2004, when compared to the same period in 2003. The increase is a direct reflection of the increased income generated in the twelve-month period ended December 31, 2004. The effective tax rate in 2004 was 35.7%, versus 37.4% in 2003. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      The net income before cumulative effect of change in accounting principle, net of tax, increased $242,762, or 20.4%, for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003.

      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX

      In March 2004, the Emerging Issues Task Force modified guidance related to accounting for investments in limited liability companies with an effective date for periods beginning after June 15, 2004. Accordingly, January 1, 2004, Breda changed the method of accounting for its investment in Desktop Media, L.L.C. from the cost method to the equity method.

      In connection with the change to the equity method, Breda recorded a cumulative adjustment of ($60,000), net of $21,407 tax, reflecting the prior years' proportionate share of income and losses.

      NET INCOME

      Net income increased $204,169, or 17.2%, for the twelve-month period ended December 31, 2004, when compared to the same period in 2003.

      Liquidity and Capital Resources at Twelve-months ended December 31, 2004

      Cash Flows

      Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations for the twelve-month periods ended December 31, 2004 and December 31, 2003, was, respectively, $2,223,960 and $2,414,760. The cash flows from operations for the twelve-month period ended December 31, 2004 were primarily attributable to a positive net income of $1,393,675, plus the addition of non-cash expenses of $1,628,397 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, note receivable discount, loss on impairment of note receivable, and cumulative effect of accounting change, which were then offset by $737,497 of non-cash, equity income in unconsolidated affiliates. The net increase in assets and liabilities of $60,615 was also subtracted from net income to generate the net cash provided by operating activities of $2,223,960.

      The cash flows from operations for the twelve-month period ended December 31, 2003 were primarily attributable to a positive net income of $1,189,506, plus the addition of non-cash expenses of $1,382,873 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, and notes receivable discount, which were then offset by $362,616 of non-cash, equity income in unconsolidated affiliates. The net decrease in assets and liabilities of $204,997 was also added to generate the net cash provided by operating activities of $2,414,760.

      Cash used in investing activities was $1,987,889 for the twelve-month period ended December 31, 2004, and $1,617,133 for the twelve-month period ended December 31, 2003. Capital expenditures relating to ongoing business were $585,873 for the twelve-month period ended December 31, 2004, and $1,008,124 for the twelve-month period ended December 31, 2003. A building was purchased for the relocation of Breda's and BTC, Inc.'s Carroll, Iowa services and operations for $246,000 in January 2003. Breda received $160,000 in February 2003, as an early payoff of a building contract note receivable. Capital used in investing activities in 2003 included an additional $125,500 investment in RSA #1, Ltd. by Prairie Telephone in November 2003. Breda expects capital expenditures for non-building expenditures in 2005 to be higher than those made in 2004 because Breda has determined to add switching capabilities to its Carroll, Iowa marketing area.

      Breda advanced an additional $45,307 on its notes receivable to Desktop Media, L.L.C. during the twelve-month period ended December 31, 2004. Breda also received payment on the outstanding Desktop Media, L.L.C. note receivable of $52,333 during the twelve-month period ended December 31, 2004. Principal payments on the Desktop Media L.L.C. note receivable of $48,000 had also been made during the twelve-month period ended December 31, 2003, in addition to the $160,000 early payoff of a contract receivable by the purchaser of Breda's former office building.

      Cash used in financing activities was $404,817 for the twelve-month period ended December 31, 2004, and $624,811 for the twelve-month period ended December 31, 2003. During the twelve-month period ended December 31, 2004, cash was used to repay $144,183 of borrowings from the RTFC, to redeem common stock for $166,155, and to pay dividends to the shareholders of $94,479. Breda used cash in 2003 to repay $134,981 of RTFC long-term debt, to redeem common stock for $391,394, and to pay dividends to the shareholders of $98,436. Breda funds the redemption of its stock from its cash flows from operations. Breda redeemed 524 shares and 1,306 shares in, respectively, 2004 and 2003.

      Working Capital

      Working capital was $1,641,455 as of December 31, 2004, compared to working capital of $1,839,172 as of December 31, 2003. The ratio of current assets to current liabilities was 3.3 to 1.0 as of December 31, 2004, and 4.0 to 1.0 as of December 31, 2003.

      Breda had a $115,828 decrease in current assets during the twelve-month period ended December 31, 2004, when compared to the year ended December 31, 2003. The decrease in current assets was mainly attributable to a $297,644 decrease in cash and temporary investments and a $92,494 increase in accounts receivable. Cash was used to purchase $1,488,816 in long-term investments. Customer accounts receivable as of December 31, 2004 were comparable to customer accounts receivable as of December 31, 2003. The $92,494 increase in accounts receivable was mainly attributable to the increased amounts owed to Breda and its subsidiaries from interexchange carriers for the use of Breda's networks to carry the interexchange carrier traffic to Breda's end users. Almost half of the increase in the interexchange carrier receivable was attributable to one carrier, AT&T, with whom Breda continues to work with in an attempt to receive payment. AT&T initiated a billing dispute and requested verification of billed rates for Breda's telephone services which were provided in the Carroll, Iowa, area since October 2003. Breda has proved that Breda billed AT&T according to the tariffed rates, and Breda is continuing to dialogue with AT&T to receive payment on these charges. Other current assets increased $32,101 during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Other current assets are made up of prepaid expenses such as computer maintenance fees, and employee benefit premiums which are paid in advance for 2005, in the latter part of 2004. While the cash outlay occurred in 2004, the expense will be recorded in 2005. Breda has determined to enter the satellite Internet business by offering the National Rural Telephone Coop product called Wildblue. Breda has recorded the $18,000 service participation fee, which was required for participation and paid on May 20, 2004, as an Other Current Asset until such time as the program is launched in 2005.

      Noncurrent assets, which mainly consist of longer-term investments, increased $1,993,544 during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until revenues were collected for services provided. This note is shown net of unamortized discounts of $6,423 and $16,866, respectively, December 31, 2004 and December 31, 2003, net of principal repayments of $52,333 and $48,000 respectively, December 31, 2004 and December 31, 2003, and net of an allowance of $172,974 as of December 31, 2004. $121,577 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of December 31, 2004. Breda's other investments at cost decreased $63,212 for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, because Prairie Telephone's investment in Desktop Media, L.L.C. is now reported with the investments in unconsolidated affiliates at equity instead of with the investments reported at cost. On September 17, 2003 Prairie Telephone had signed a principal deferral agreement with Desktop Media, L.L.C. which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone's ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000 or was unable to make a regularly scheduled principal payment. Both of those stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C.

      Investments in unconsolidated affiliates at equity increased $737,497 for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the twelve-month period ended December 31, 2004.

      Current liabilities increased $81,889 for the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Accounts payable increased $38,705, and represented a timing difference from when invoices were received to when they were paid. Almost $22,000 of the accounts payable increase was for programming fees invoices which had not been received in time to be paid before December 31, 2004. Accrued taxes increased $92,377 for the twelve-month period ended December 31, 2004, when compared to the year ended December 31, 2003. The increase was caused by the increase in accruals for federal and state income taxes as of December 31, 2004.

      Common stock had a net increase of $558,138 during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. The net overall increase resulted from the decrease in the number of outstanding shares through the redemption of 524 shares of common stock at an aggregate redemption price of $166,155, and the restatement of the outstanding shares of stock on May 18, 2004 to a per share price of $326, or a total adjustment of $724,293. The prior redemption value had been $303 per share. The increase of $574,903 in retained earnings during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003, is the net effect of the $94,479 in dividends paid on April 1, 2004, the year-to-date net income as of December 31, 2004 of $1,393,675, and the $724,293 stated value stock adjustment for the outstanding shares on May 18, 2004.

      Breda anticipates that Breda's operational, investing and financing activities will continue to mirror the activities of 2004, and that Breda's needs will be funded internally through operations and temporary investments.

Item 7. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 2004 and 2003

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                                    Contents

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  57

Consolidated Financial Statements:

      Consolidated Balance Sheets                                        58 - 59

      Consolidated Statements of Income                                       60

      Consolidated Statements of Stockholders' Equity                         61

      Consolidated Statements of Cash Flows                              62 - 63

      Notes to Consolidated Financial Statements                         64 - 81

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Kiesling Associates LLP
West Des Moines, Iowa
January 27, 2005

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                              2004          2003
                                                           -----------   -----------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                             $ 1,036,804   $ 1,205,550
     Marketable securities                                     232,645       361,543
     Accounts receivable                                       656,036       563,542
     Interest receivable                                        65,210        52,742
     Current portion of note receivable                        144,000       144,000
     Inventory, at average cost                                103,617       108,007
     Other                                                      57,508        25,407
     Deferred income taxes                                      49,143            --
                                                           -----------   -----------
                                                             2,344,963     2,460,791
                                                           -----------   -----------

OTHER NONCURRENT ASSETS
     Marketable securities                                   5,417,170     3,928,354
     Investments in unconsolidated affiliates at equity      4,679,772     3,942,275
     Other investments at cost                                 793,935       857,147
     Goodwill                                                  896,812       896,812
     Note receivable, less allowance of $172,974 in 2004       121,577       291,134
                                                           -----------   -----------
                                                            11,909,266     9,915,722
                                                           -----------   -----------

PROPERTY, PLANT AND EQUIPMENT                                4,703,083     5,141,009
                                                           -----------   -----------

TOTAL ASSETS                                               $18,957,312   $17,517,522
                                                           ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                              2004          2003
                                                                           -----------   -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                     $   154,013   $   144,183
     Accounts payable                                                          272,507       233,802
     Accrued taxes                                                             198,969       106,592
     Other                                                                      78,019       137,042
                                                                           -----------   -----------
                                                                               703,508       621,619
                                                                           -----------   -----------

LONG-TERM DEBT, less current portion                                         1,479,448     1,633,461
                                                                           -----------   -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                              876,668       497,795
                                                                           -----------   -----------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized, 31,170 and 31,694 shares issued and outstanding at $326 and $303 stated
        values, respectively                                                10,161,420     9,603,282
     Retained earnings                                                       5,736,268     5,161,365
                                                                           -----------   -----------
                                                                            15,897,688    14,764,647
                                                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $18,957,312   $17,517,522
                                                                           ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2004 and 2003

                                                         2004           2003
                                                     -----------    -----------

OPERATING REVENUES                                   $ 6,774,357    $ 6,264,608
                                                     -----------    -----------

OPERATING EXPENSES
     Cost of services                                  3,012,257      2,671,495
     Depreciation and amortization                     1,023,799      1,057,290
     Selling, general, and administrative              1,890,344      1,821,600
                                                     -----------    -----------
                                                       5,926,400      5,550,385
                                                     -----------    -----------

OPERATING INCOME                                         847,957        714,223
                                                     -----------    -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                        389,110        277,690
     Interest expense                                   (126,737)      (136,909)
     Income from equity investments                    1,315,574      1,039,402
     Loss on note receivable                            (172,974)            --
     Other, net                                          (26,179)         5,288
                                                     -----------    -----------
                                                       1,378,794      1,185,471
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                   2,226,751      1,899,694
                                                     -----------    -----------

INCOME TAXES                                             794,483        710,188
                                                     -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                1,432,268      1,189,506
                                                     -----------    -----------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX                                 (38,593)            --
                                                     -----------    -----------

NET INCOME                                           $ 1,393,675    $ 1,189,506
                                                     ===========    ===========

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE PER COMMON SHARE             $     45.70    $     36.89

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX                                   (1.23)            --
                                                     -----------    -----------

NET INCOME PER COMMON SHARE                          $     44.47    $     36.89
                                                     ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           December 31, 2004 and 2003

                                        Common Stock
                                  -------------------------      Retained
                                     Shares        Amount        Earnings        Total
                                  -----------   -----------    -----------    -----------
Balance at December 31, 2002           33,000   $ 9,240,000    $ 4,824,971    $14,064,971

  Comprehensive income:

     Net income                                                  1,189,506      1,189,506

  Dividends paid                                                   (98,436)       (98,436)

  Common stock redeemed, net           (1,306)     (391,394)                     (391,394)

  Stated value stock adjustment                     754,676       (754,676)
                                  -----------   -----------    -----------    -----------

Balance at December 31, 2003           31,694     9,603,282      5,161,365     14,764,647

  Comprehensive income:

     Net income                                                  1,393,675      1,393,675

  Dividends paid                                                   (94,479)       (94,479)

  Common stock redeemed, net             (524)     (166,155)                     (166,155)

  Stated value stock adjustment                     724,293       (724,293)
                                  -----------   -----------    -----------    -----------

Balance at December 31, 2004           31,170   $10,161,420    $ 5,736,268    $15,897,688
                                  ===========   ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                               2004           2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                            $ 1,393,675    $ 1,189,506
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Cumulative effect of change in accounting principle                     60,000             --
        Depreciation and amortization                                        1,023,799      1,057,290
        Deferred income taxes                                                  391,836        349,694
        Amortization of investment tax credits                                  (9,769)        (9,769)
        Equity income in unconsolidated affiliates, net of distributions received of $578,077 and $676,786 in 2004 and 2003,
          respectively                                                        (737,497)      (362,616)
        Note receivable discount                                               (10,443)       (14,342)
        Loss on impairment of note receivable                                  172,974             --
     Changes in assets and liabilities:
        (Increase) Decrease in:
            Receivables                                                       (104,962)       287,437
            Prepayments                                                        (32,102)        61,174
            Inventory                                                            4,390        (16,893)
        Increase (Decrease) in:
            Accounts payable                                                    38,705        (29,077)
            Accrued taxes                                                       92,377        (60,152)
            Other                                                              (59,023)       (37,492)
                                                                           -----------    -----------
        Net cash provided by operating activities                            2,223,960      2,414,760
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                     (585,873)    (1,008,124)
     Purchase of investments                                                (2,161,504)    (1,747,160)
     Purchase of equity investments                                                 --       (125,500)
     Purchase of other investments - at cost                                    (3,537)        (3,566)
     Issuance of notes receivable                                              (45,307)            --
     Proceeds from the sale of investments                                     749,250      1,052,898
     Proceeds from the sale of other investments - at cost                       6,749          6,319
     Collections of note receivable                                             52,333        208,000
                                                                           -----------    -----------
        Net cash used in investing activities                               (1,987,889)    (1,617,133)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                              (144,183)      (134,981)
     Common stock redeemed, net                                               (166,155)      (391,394)
     Dividends paid                                                            (94,479)       (98,436)
                                                                           -----------    -----------
        Net cash used in financing activities                              $  (404,817)   $  (624,811)
                                                                           -----------    -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                          2004          2003
                                                       ----------    ----------

Net Increase (Decrease) in Cash and Cash Equivalents   $ (168,746)   $  172,816

Cash and Cash Equivalents at Beginning of Year          1,205,550     1,032,734
                                                       ----------    ----------

Cash and Cash Equivalents at End of Year               $1,036,804    $1,205,550
                                                       ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

      Basis of Presentation

      The accounting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management uses estimates and assumptions in preparing its consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent revenues and expenses. Telephone operations reflect practices appropriate to the telephone industry. The accounting records of the telephone companies are maintained in accordance with the Uniform System of Accounts for Class A and B Telephone Companies prescribed by the Federal Communications Commission (FCC) as modified by the state regulatory authority.

      The accounting records for the Company's cable television operations are maintained in accordance with the Uniform System of Accounts for CATV Companies prescribed by the National Association of Regulatory Utility Commissioners.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Prairie Telephone Company, Inc.,
      Tele-Services, Ltd., and Westside Independent Telephone Company. All material intercompany transactions have been eliminated in consolidation.

      Cash Equivalents

      All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

      Investments

      Marketable debt and equity securities bought and held principally for selling in the near future are classified as trading securities and carried at fair value. Unrealized holding gains and losses on trading securities are reported in earnings. Marketable debt and equity securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses recorded as a separate component of stockholders' equity.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Property, Plant and Equipment

      Telephone and cable television plant are capitalized at original cost including the capitalized cost of salaries and wages, materials, certain payroll taxes, employee benefits and interest incurred during the construction period.

      The Company provides for depreciation for financial reporting purposes on the straight-line method by the application of rates based on the estimated service lives of the various classes of depreciable property. These estimates are subject to change in the near term.

      Renewals and betterments of units of property are charged to telephone and cable television plant in service. When plant is retired, its cost is removed from the asset account and charged against accumulated depreciation less any salvage realized. No gains or losses are recognized in connection with routine retirements of depreciable property. Repairs and renewals of minor items of property are included in plant specific operations expense.

      Repairs of other property, as well as renewals of minor items of property are included in plant specific operations expense. A gain or loss is recognized when other property is sold or retired.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

      Income Taxes

      Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes arise from differences between the book and tax basis of plant assets, partnership investments and goodwill. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible, when the assets and liabilities are recovered or settled.

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

      Network access and long distance service revenues are derived from charges for access to the Company's local exchange network. The interstate portion of access revenues is based on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA) which is regulated by the FCC. The intrastate portion of access revenues is billed based upon the Company's tariff for access charges filed with the Iowa Utilities Board (IUB). The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried. Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at contracted rates.

      Other revenues include contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed. Cellular sales and commission revenues are recognized at the time the customer signs up for service.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The Company uses the reserve method to recognize uncollectible customer accounts.

      Reclassifications

      Certain   reclassifications  have  been  made  to  the  2003  consolidated financial statements to conform with the 2004 presentation.

NOTE 2. MARKETABLE SECURITIES

      The amortized cost and fair value of held-to-maturity securities are:

                                                                       Gross           Gross
                                      Amortized     Unrealized       Unrealized        Fair
                                         Cost          Gains           Losses          Value
                                     -----------    -----------     -----------     -----------
               December 31, 2004

      Held-to-Maturity:
            Municipal bonds          $ 5,451,900    $    84,889     $   (33,005)    $ 5,503,784
            Government securities        197,915            394          (3,110)        195,199
                                     -----------    -----------     -----------     -----------
                                     $ 5,649,815    $    85,283     $   (36,115)    $ 5,698,983
                                     ===========    ===========     ===========     ===========

               December 31, 2003

      Held-to-Maturity:
            Municipal bonds          $ 4,070,876    $   127,532     $   (34,429)    $ 4,163,979
            Government securities        219,021             --          (3,830)        215,191
                                     -----------    -----------     -----------     -----------
                                     $ 4,289,897    $   127,532     $   (38,259)    $ 4,379,170
                                     ===========    ===========     ===========     ===========

                                         2004           2003
                                     -----------    -----------
      Amounts classified as:
            Current                  $   232,645    $   361,543
            Noncurrent                 5,417,170      3,928,354
                                     -----------    -----------
               Total                 $ 5,649,815    $ 4,289,897
                                     ===========    ===========

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 2. MARKETABLE SECURITIES (Continued)

      The amortized cost and fair value of marketable debt securities at December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                Amortized Cost  Fair Value
                                                --------------  ----------

      Due in one year or less                     $  232,645    $  234,743
      Due after one year through three years       1,541,591     1,565,335
      Due after three years through five years       909,062       930,168
      Due after five years                         2,966,517     2,968,737
                                                  ----------    ----------
                                                  $5,649,815    $5,698,983
                                                  ==========    ==========

NOTE 3. NOTE RECEIVABLE

      Note receivable consists of the following:

                                                    2004            2003
                                                 ---------       ---------

      Desktop Media, L.L.C. - 5.25%              $ 438,551       $ 435,134
      Allowance                                   (172,974)             --
                                                 ---------       ---------
                                                   265,577         435,134
            Less current portion                   144,000         144,000
                                                 ---------       ---------
                                                 $ 121,577       $ 291,134
                                                 =========       =========

      The note with Desktop Media, L.L.C., (Desktop) had an original balance of $500,000 and matures in 2006. Interest on the note balance accrues at the rate of prime plus 1 percent (prime + 1%) per annum. The interest rate is adjusted on the anniversary of the note. The note is shown net of unamortized discounts of $6,423 and $16,866 at December 31, 2004 and 2003, respectively. Principal payments of $12,000 plus interest are due the first of each month beginning May of 2003 and shall be due each month thereafter until paid in full. On September 17, 2003 the Company signed a principal deferral agreement with Desktop to defer principal payments due in the months of September through December 2003.

      The Company has recorded an allowance on the note receivable due to the fact that it has not received the scheduled monthly principal payments required by the note agreement. Desktop has not generated sufficient cash flows to be able to make the required principal payments. The Company has recorded this allowance based on its estimate of amounts that it may possibly be unable to collect on this note receivable.

      During 2004, the Company advanced an additional $45,307 to Desktop and received collections of $52,333.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 4. OTHER INVESTMENTS

      INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

      Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

                                                   2004            2003
                                                ----------      ----------

      Alpine Communications, L.C                $1,596,610      $1,300,446
      West Iowa Cellular, Inc.                     903,684         704,972
      RSA #1, Ltd.                                 990,394         836,306
      RSA #7, Ltd.                                 295,099         275,062
      RSA #9, Ltd                                  786,056         704,737
      Quad County Communications                    73,607          86,350
      Carroll County Wireless, L.L.C                25,193          25,273
      Guthrie Group, L.L.C                           9,129           9,129
                                                ----------      ----------
                                                $4,679,772      $3,942,275
                                                ==========      ==========

      The Company has a 17.42% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2004 and 2003. Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, along with providing internet and cable television services in and around its wireline service territory.

      The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2004 and 2003 and the twelve months then ended.

                                           2004              2003
                                       -----------       -----------

            Assets                     $18,866,021       $18,293,619
            Liabilities                 10,652,925        11,771,548
                                       -----------       -----------
            Equity                     $ 8,213,096       $ 6,522,071
                                       ===========       ===========

            Revenues                   $ 7,439,098       $ 7,206,047
            Expenses                     5,148,073         6,133,493
                                       -----------       -----------
            Net Income                 $ 2,291,025       $ 1,072,554
                                       ===========       ===========

      The Company's percentage ownership interests in West Iowa Cellular, Inc., RSA #1, Ltd., RSA #7, Ltd., and RSA #9, Ltd. are 25%, 10.3%, 7.1% and
      16.7%, respectively, at December 31, 2004 and 2003. All of these partnerships provide cellular telephone services within their respective rural service areas.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 4. OTHER INVESTMENTS (Continued)

      The following is a summary of condensed financial information pertaining to the companies described above as of September 30, 2004 and 2003 and the twelve months then ended.

            2004
                            West Iowa
                         Cellular, Inc.     RSA #1        RSA #7        RSA #9
                         --------------  -----------   -----------   -----------
            Assets         $ 3,876,815   $11,142,981   $ 7,994,111   $ 5,966,686
            Liabilities        262,082     2,423,724     3,251,422     1,250,446
                           -----------   -----------   -----------   -----------
            Equity         $ 3,614,733   $ 8,719,257   $ 4,742,689   $ 4,716,240
                           ===========   ===========   ===========   ===========

            Revenues       $ 1,407,450   $ 6,652,260   $11,920,318   $ 9,727,747
            Expenses           612,604     5,415,231     9,213,821     7,873,008
                           -----------   -----------   -----------   -----------
            Net Income     $   794,846   $ 1,237,029   $ 2,706,497   $ 1,854,739
                           ===========   ===========   ===========   ===========

            2003
                            West Iowa
                         Cellular, Inc.     RSA #1        RSA #7        RSA #9
                         --------------  -----------   -----------   -----------
            Assets         $ 2,526,844   $12,455,479   $ 7,877,097   $ 5,641,403
            Liabilities        201,742     2,478,047     3,333,830       913,065
                           -----------   -----------   -----------   -----------
            Equity         $ 2,325,102   $ 9,977,432   $ 4,543,267   $ 4,728,338
                           ===========   ===========   ===========   ===========

            Revenues       $ 1,943,467   $ 8,134,324   $10,501,008   $ 8,638,319
            Expenses         1,771,848     3,057,513     8,210,286     7,522,836
                           -----------   -----------   -----------   -----------
            Net Income     $   171,619   $ 5,076,811   $ 2,290,722   $ 1,115,483
                           ===========   ===========   ===========   ===========

      Additionally, the Company has a 17% ownership in Desktop at December 31, 2004 and a 10% ownership at December 31, 2003. The ownership percentage increased due to Desktop being unable to meet the covenant requirements outlined in the principal deferral agreement. Desktop operates in southeastern Minnesota and is a provider of internet and telephone services.

      This investment is accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses. Accordingly, the recorded investment amount in Desktop has been eliminated at December 31, 2004.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 4. OTHER INVESTMENTS (Continued)

      The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2004 and the twelve months then ended.

                                                            2004
                                                        -----------

            Assets                                      $   821,038
            Liabilities                                   1,881,144
                                                        -----------
            Equity                                      $(1,060,106)
                                                        ===========

            Revenues                                    $ 2,244,734
            Expenses                                      2,254,831
                                                        -----------
            Net Loss                                    $   (10,097)
                                                        ===========

      Additionally, the Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2004 and 2003. This entity owns and operates a fiber optic network.

      The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2004 and 2003 and the twelve months then ended.

                                            2004             2003
                                         ---------        ---------

            Assets                       $ 228,123        $ 266,352
            Liabilities                      7,302            7,302
                                         ---------        ---------
            Equity                       $ 220,821        $ 259,050
                                         =========        =========

            Revenues                     $  20,762        $  21,547
            Expenses                        58,991           58,710
                                         ---------        ---------
            Net Loss                     $ (38,229)       $ (37,163)
                                         =========        =========

      The Company's percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are 33.33% and 25%, respectively, at December 31, 2004 and 2003. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2004. The operations of these entities are immaterial to the consolidated financial statements.

      Investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 4. OTHER INVESTMENTS (Continued)

      LONG-TERM INVESTMENTS AT COST

      Long-term investments at cost include nonmarketable equity securities and certificates as follows:

                                                             2004       2003
                                                           --------   --------

      NECA Services, Inc. - stock                          $300,000   $300,000
      Rural Telephone Finance Cooperative - certificates    186,062    189,317
      Rural Telephone Bank - stock                          165,789    165,789
      Iowa Network Services - stock                          78,705     78,705
      Desktop Media, L.L.C                                       --     60,000
      NRTC Patronage Capital - certificates                  52,379     52,336
      Other                                                  11,000     11,000
                                                           --------   --------
                                                           $793,935   $857,147
                                                           ========   ========

NOTE 5. GOODWILL

      Goodwill consists of the following:

                                                     2004           2003
                                                   --------       --------

      Balance, Beginning of Year                   $896,812       $896,812
          Goodwill acquired                              --             --
          Goodwill impairment                            --             --
                                                   --------       --------
      Balance, End of Year                         $896,812       $896,812
                                                   ========       ========

      The Company annually accesses its recorded balances of goodwill and indefinite lived intangible assets. As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2004 and 2003.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment includes the following:

                                                         2004          2003
                                                     -----------   -----------
      Telephone plant in service:
           Land                                      $    41,508   $    41,508
           Buildings                                   1,585,126     1,580,697
           Other general support assets                1,623,841     1,571,269
           Central office assets                       2,842,957     2,618,151
           Cable and wire facilities                   4,666,076     4,452,624
           Other plant and equipment                     872,009       838,091
                                                     -----------   -----------
                                                      11,631,517    11,102,340
                                                     -----------   -----------

      Cable television plant in service:
           Land                                            6,086         6,086
           Buildings                                     127,937       127,937
           Other plant and equipment                     156,799       180,098
           Towers, antennas and head end equipment     1,583,090     1,516,105
           Cable and wire facilities                   1,597,823     1,573,524
           Franchises                                     32,992        32,992
                                                     -----------   -----------
                                                       3,504,727     3,436,742
                                                     -----------   -----------

           Total property, plant and equipment        15,136,244    14,539,082
           Less accumulated depreciation              10,433,161     9,468,930
                                                     -----------   -----------
                                                       4,703,083     5,070,152
           Plant under construction                           --        70,857
                                                     -----------   -----------
                                                     $ 4,703,083   $ 5,141,009
                                                     ===========   ===========

      Telephone cable and wire facilities of approximately $675,000 and cable television head end equipment of approximately $500,000 was fully depreciated in 2004. Depreciation on depreciable property resulted in composite rates of 7.2% and 7.5% for 2004 and 2003, respectively.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 7. INCOME TAXES

      Income taxes reflected in the Consolidated Statements of Income consist of the following:

                                                      2004         2003
                                                   ----------------------
      Federal income taxes:
          Current tax expense                      $ 323,950    $ 238,562
          Deferred tax expense                       299,445      264,048
          Amortization of investment tax credits      (9,769)      (9,769)
      State income taxes:
          Current tax expense                         88,466      131,701
          Deferred tax expense                        92,391       85,646
                                                   ---------    ---------
      Total income tax expense                     $ 794,483    $ 710,188
                                                   =========    =========

      Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

                                                      2004         2003
                                                   ----------------------
      Deferred Tax Liabilities
          Federal                                  $ 758,905    $ 426,338
          State                                      227,196      139,907
                                                   ---------    ---------
              Total Deferred Tax Liabilities         986,101      566,245
                                                   ---------    ---------

      Deferred Tax Assets
          Federal                                   (123,446)     (90,324)
          State                                      (39,831)     (44,934)
                                                   ---------    ---------
              Total Deferred Tax Assets             (163,277)    (135,258)
                                                   ---------    ---------

          Net Deferred Tax Liabilities             $ 822,824    $ 430,987
                                                   =========    =========

      Current Portion                              $ (49,143)   $      --
      Long-term Portion                              871,967      430,987
                                                   ---------    ---------
          Net Deferred Tax Liabilities             $ 822,824    $ 430,987
                                                   =========    =========

      The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes and the amortization of investment tax credits.

      Cash paid for income taxes and estimated income taxes for 2004 and 2003 totaled $310,000 and $425,260, respectively.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 7. INCOME TAXES (Continued)

      The following is a reconciliation of the statutory federal income tax rate of 34% to the Company's effective income tax rate:

                                                          2004      2003
                                                         -----     -----

      Statutory federal income tax rate                   34.0%     34.0%
      State income taxes, net of federal benefit          10.1%     10.1%
      Amortization of investment tax credits              (0.1)%    (0.1)%
      Dividends received deduction                        (1.5)%    (1.4)%
      Tax exempt interest                                 (5.0)%    (3.7)%
      Other                                               (1.7)%    (1.5)%
                                                         -----     -----
           Effective income tax rate                      35.8%     37.4%
                                                         =====     =====

      The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Company, Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8. LONG-TERM DEBT

      Long-term debt consists of:

                                                     2004          2003
                                                  ----------    ----------
      Rural Telephone Finance Cooperative
         7.35% (Fixed Rate)                       $1,633,461    $1,777,644
           Less current portion                      154,013       144,183
                                                  ----------    ----------
                                                  $1,479,448    $1,633,461
                                                  ==========    ==========

      The annual requirements for principal payments on long-term debt for the next five years are as follows:

                            2005                         $154,013
                            2006                          164,513
                            2007                          175,729
                            2008                          187,710
                            2009                          200,507

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

      The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until December 1, 2005 at a rate of 6.4% at December 31, 2004. No funds were advanced under the line at December 31, 2004.

      In addition, the Company has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2005 at a rate of 6.4% at December 31, 2004. No funds were advanced under the line at December 31, 2004.

      Cash paid for interest net of amounts capitalized for 2004 and 2003 totaled $126,737 and $136,909, respectively.

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

      The segment's accounting policies are the same as those described in the summary of significant accounting policies.

                                              Local                            Internet
                                             Exchange                           Service
                    2004                     Carrier         Broadcast          Provider           Other            Total
      -------------------------------      -----------      -----------       -----------       -----------      -----------
      Revenues and sales                   $ 5,320,184      $   849,691       $   604,482       $        --      $ 6,774,357
      Intersegment income and sales                 --               --                --                --               --
      Interest income                          381,895            7,057               158                --          389,110
      Interest expense                         126,737               --                --                --          126,737
      Depreciation and amortization            690,546          254,777            78,476                --        1,023,799
      Income tax expense (benefit)             943,381         (139,049)           (9,849)               --          794,483
      Segment profit (loss)                  1,610,939         (208,573)           (8,691)               --        1,393,675
      Segment assets                        16,391,555        1,063,416         1,502,341                --       18,957,312
      Expenditures for segment assets          360,566           97,231           128,076                --          585,873

                    2003
      -------------------------------

      Revenues and sales                   $ 4,728,495      $   909,292       $   626,821       $        --      $ 6,264,608
      Intersegment income and sales                 --               --                --                --               --
      Interest income                          273,485            4,052               152                --          277,689
      Interest expense                         136,909               --                --                --          136,909
      Depreciation and amortization            680,483          257,039           119,768                --        1,057,290
      Income tax expense (benefit)             919,171         (100,238)         (108,745)               --          710,188
      Segment profit (loss)                  1,490,238         (144,246)         (156,486)               --        1,189,506
      Segment assets                        14,882,852        1,267,811         1,366,859                --       17,517,522
      Expenditures for segment assets          325,645           30,828           651,651                --        1,008,124

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

      Reconciliation of Segment Information

                                                          2004           2003
      -------------------------------------------     -----------    -----------

      REVENUES:
           Total revenues for reportable segments     $ 6,774,357    $ 6,264,608
           Other revenues                                      --             --
                                                      -----------    -----------
               Consolidated Revenues                  $ 6,774,357    $ 6,264,608
                                                      ===========    ===========

      PROFIT:
           Total profit for reportable segments       $ 1,393,675    $ 1,189,506
           Other profit (loss)                                 --             --
                                                      -----------    -----------
               Net Income                             $ 1,393,675    $ 1,189,506
                                                      ===========    ===========
      ASSETS:
           Total assets for reportable segments       $18,957,312    $17,517,522
           Other assets                                        --             --
           Elimination of intercompany receivables             --             --
                                                      -----------    -----------
               Consolidated Assets                    $18,957,312    $17,517,522
                                                      ===========    ===========

NOTE 10. NET INCOME PER COMMON SHARE

      Net income per common share for 2004 and 2003 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2004 and 2003 were 31,337 and 32,241, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

NOTE 13. EMPLOYEE BENEFITS

      The Company has a defined benefit pension plan covering most employees. The multi employer retirement programs are with the National Telephone Cooperative Association (NTCA) and have been approved by the Internal Revenue Service. Pension costs expensed and capitalized for 2004 and 2003 were $136,127 and $92,016, respectively. The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 14. ASSET RETIREMENT OBLIGATION

      Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

      The Company has determined it does not have a material legal obligation to remove long-lived assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2004 and 2003.

NOTE 15. RELATED PARTY TRANSACTIONS

      The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2004 and 2003 were approximately $936,000 and $1,018,000, respectively. At December 31, 2004 and 2003, $120,301 and
      $102,754 were due from RSA #9 for commissions.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

      The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, internet customers and telecommunications intrastate and interstate long distance carriers.

      The Company received 42% of its 2004 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 17. CHANGE IN ACCOUNTING PRINCIPLE

      In March 2004, the Emerging Issues Task Force (EITF) modified guidance related to accounting for investments in limited liability companies with an effective date for periods beginning after June 15, 2004. Accordingly, July 1, 2004, the Company changed the method of accounting for its investment in Desktop from the cost method to the equity method.

      In connection with the change to the equity method, the Company recorded a cumulative adjustment that reduced net income by $38,593, which is presented net of income taxes of $21,407. This represents the Company's proportionate share of losses in Desktop through June 30, 2004.

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

      No change in Breda's internal control over financial reporting occurred during Breda's fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

Item 8B. Other Information.

      Breda did not have any information which was required to be disclosed in a report on Form 8-K during Breda's fourth fiscal quarter of 2004.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

      Directors and Officers.

      The directors and executive officers of Breda are as follows:

            Name                       Age                    Position(s)
            ----                       ---                    -----------

      Clifford Neumayer                56                     President and
                                                              Director

      Dean Schettler                   52                     Vice-President and
                                                              Director

      Dave Grabner                     56                     Director and
                                                              Treasurer

      Charles Thatcher                 53                     Director

      Rick Anthofer                    48                     Director

      John Wenck                       66                     Director and
                                                              Secretary

      Neil Kanne                       58                     Director

      Clifford Neumayer has been a director of Breda since April, 1996. His current term as a director will end at the annual shareholders meeting which will be held in 2005. He has also been a director of each of Breda's subsidiaries since April, 1996. Mr. Neumayer was the Vice-President of Breda and each of Breda's subsidiaries from May 7, 1996 through June 9, 2003, and he has been the President of Breda and each of Breda's subsidiaries since June 9, 2003. Mr. Neumayer has been self employed as a farmer since 1970.

      Dean Schettler has been a director of Breda since April, 1997. His current term as a director will end at the annual shareholders meeting which is held in 2006. He has also been a director of each of Breda's subsidiaries since April, 1997. Mr. Schettler was the President of Breda and each of Breda's subsidiaries from May 11, 1998 through June 9, 2003, and he has been the Vice-President of Breda and each of Breda's subsidiaries since June 9, 2003. Mr. Schettler has been employed by Pella Corporation, Pella, Iowa, since August, 1986. He was a moulder technician until August, 1997. Since that time he has been a production coordinator. Pella Corporation is a window and door manufacturer.

      Dave Grabner has been a director of Breda since April, 1999, and the Treasurer of Breda since June, 2001. His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2005. He has also been a director of each of Breda's subsidiaries since April, 1999, and the Treasurer of each of Breda's subsidiaries since June, 2001. Mr. Grabner has been self-employed as an electrician for approximately 34 years. He was also previously self-employed as a farmer.

      Charles (Chuck) Thatcher has been a director of Breda since May, 2001. He was re-elected as a director at the May 18, 2004 annual meeting of the shareholders, and his current term as a director of Breda will end at the annual shareholders meeting which will be held in 2007. He has also served as a director of each of Breda's subsidiaries since May, 2001. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 20 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

      Rick Anthofer was elected as a director of Breda by the board of directors at its August 12, 2003 meeting to fill the vacancy that had been created by the death of Roger Nieland, with Mr. Anthofer to serve until the annual shareholders meeting which would be held in 2004. Mr. Anthofer was also elected as a director of each of Breda's subsidiaries in August, 2003.

      Mr. Anthofer was elected to serve the remaining two years of the three year term of Mr. Nieland at the annual meeting of the shareholders which was held on May 18, 2004, and his term as a director will end at the annual meeting of the shareholders which is held in 2006. Mr. Anthofer has been the vice president of Breda Savings Bank, Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately thirteen years prior to that time. Mr. Anthofer has also been a member of the Breda, Iowa City Council since 1988. Mr. Anthofer had been a nominee for election as a director of Breda in 2001.

      John Wenck has been a director of Breda since April, 1997, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2006. He has also served as a director of each of Breda's subsidiaries since May, 1997. Mr. Wenck has been the Secretary of Breda and each of Breda's subsidiaries since June 2004. Mr. Wenck is currently self-employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

      Neil Kanne was elected as a director of Breda at the annual meeting of Breda's shareholders which was held on May 18, 2004, and his term as a director will end at the annual shareholders meeting which will be held in 2007. Mr. Kanne also became a director of each of Breda's subsidiaries in May, 2004. Mr. Kanne has been self-employed as a farmer for approximately the last 34 years.

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

      Breda believes that two of its employees have been making and will continue to make a significant contribution to its business. Those employees are as follows:

                 Name                  Age        Position
                 ----                  ---        --------

          Robert J. Boeckman           43         Chief Operations Officer and
                                                  Co-Chief Executive Officer

          Jane A. Morlok               51         Chief Financial Officer and
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

      There  were no  material  changes in 2004 to the  procedures  by which the
      shareholders  of  Breda  may  recommend   nominees  to  Breda's  board  of
      directors.

      Breda had not, at the time of the preparation of this annual report, adopted a code of ethics that applies to Breda's principal executive officer, principal financial officer or persons performing similar functions. Breda does intend to develop a code of ethics that will be applicable to those persons, and Breda hopes to prepare and finalize that code of ethics by the end of 2005.

Item 10. Executive Compensation.

      Summary Compensation Table.

      The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda's chief operations officer, and to Jane Morlok, Breda's chief financial officer, in the 2004, 2003 and 2002 fiscal years. Mr. Boeckman's services as the chief operations officer of Breda are similar to those normally provided by the chief executive officer of an Iowa corporation.

                           Summary Compensation Table

      Name and                                                  Other Annual       All Other
      Position                Year    Salary (1)    Bonus     Compensation (2)  Compensation (3)
      --------                ----    ----------    -----     ----------------  ----------------
      Robert J. Boeckman,     2004     $89,906     $12,600        $ 1,344           $26,226
      Chief Operations        2003     $87,490     $11,900        $ 1,508           $21,061
          Officer             2002     $84,341     $ 9,082        $ 1,795           $18,067

      Jane Morlok,            2004     $82,934     $11,620        $ 1,380           $22,004
      Chief Financial         2003     $81,425     $ 9,600        $ 1,521           $20,246
         Officer              2002     $78,602     $ 8,250        $ 1,808           $17,282

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

      (3) This amount represents contributions by Breda to Breda's defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of a participant's annual gross salary. Breda is also required to contribute a 2.32% surcharge on all employee and employer contributions for plan years 2004 through 2007 in order to meet current and projected funding requirements. See also footnote 1 above regarding participants' contributions to the program. This amount also includes a long term disability contribution of 1.76% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

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

      Breda's directors may also receive dial-up or high speed internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300 for dial-up and $720 for high speed. They have been entitled to receive internet access since 1999.

      The directors also became entitled to receive local telephone service from Breda or its subsidiaries at no cost, effective as of June 1, 2003. The current estimated yearly value of local telephone service is $228.

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

      Mr. Boeckman's yearly salary under the employment agreement was $87,500 for the 2003 calendar year, and $90,000 for the 2004 calendar year. Mr. Boeckman's salary under the employment agreement for the 2005 calendar year is $92,500. Mr. Boeckman may also receive a bonus under the employment agreement. The employment agreement includes an attachment which sets forth some methodologies and procedures which may be followed by the board of directors in determining whether a bonus will be paid to Mr. Boeckman with respect to a calendar year and the amount of the bonus, but the employment agreement provides that the final determination as to the amount of the bonus rests solely in the discretion of the board of directors. The employment agreement provides that any bonus with respect to the 2004 and 2005 calendar years will be determined by measuring cash flow generated from operations and value added calculations, and that the amount of bonus that may be received by Mr. Boeckman with respect to the 2004 and 2005 calendar years will increase by 5% to 25% of his annual salary.

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

            o Ms. Morlok's yearly salary under her employment agreement was $81,500 for the 2003 calendar year, and $83,000 for the 2004 calendar year. Ms. Morlok's salary for the 2005 calendar year is $84,500.

      Breda does not have any written employment agreements with any officers or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Breda is only authorized to issue common stock.

      The following table sets forth some information on the percentage ownership of Breda's common stock as of March 1, 2005 by:

            o     each of Breda's directors;

            o     each of Breda's officers;

            o     the person employed by Breda as its chief operations  officer;
                  and

            o all directors and officers of Breda and the chief operations officer of Breda as a group.

                            Security Ownership Table

      Name and Address of
        Beneficial Owner                 Number of Shares   Percentage Ownership
      -------------------                ----------------   --------------------

      Dean Schettler                             30                .0962%
      16326 120(th) St
      Breda, Iowa 51436

      Clifford Neumayer                         181                .5807%
      11846 Ivy Avenue
      Breda, Iowa 51436

      Neal Kanne                                  2                .0064%
      12828 Phoenix Avenue
      Carroll, Iowa 51401

      Rick Anthofer                               3                .0096%
      301 N. 4th
      Breda, Iowa 51436

      John Wenck                                  6                .0193%
      23909 140(th) St
      Carroll, Iowa 51401

      Charles Thatcher                            2*               .0064%
      15053 Granite Avenue
      Breda, Iowa 51436

      Dave Grabner                               55**              .1765%
      11098 130(th) Street
      Breda, Iowa 51436

      Robert Boeckman                            30                .0962%
      23678 150(th) Street
      Carroll, Iowa 51401

      All directors and officers                309                .9913%
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

Item 13. Exhibits.

      A list of the exhibits included as part of this annual report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

      The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2003 and December 31, 2004.

      Audit Fees.

      Breda was billed $32,520 and $51,450 for, respectively, the fiscal years ended December 31, 2003 and December 31, 2004 for the audit of Breda's annual financial statements and review of the financial statements included in Breda's quarterly reports on Form 10-QSB or services that were normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years.

      Audit Related Fees.

      Breda was billed $45,875 and $22,775 for, respectively, the fiscal years ended December 31, 2003 and December 31, 2004 for assurance and related services that were related to the performance of the audit or review of Breda's financial statements and which are not reported under "Audit Fees" above. The nature of those services was compliance, assurance and review work in connection with SEC filings.

      Tax Fees.

      Breda was billed $3,225 and $4,100 for, respectively, the fiscal years ended December 31, 2003 and December 31, 2004 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

      All Other Fees.

      Breda was billed $10,180 and $10,624 for, respectively, the fiscal years ended December 31, 2003 and December 31, 2004 for products and services which are not described under "Audit Fees", "Audit Related Fees" and "Tax Fees" above. The nature of those products and services was consulting on industry related issues. Breda's board of directors has considered whether the provision of those services is compatible with maintaining Kiesling Associates, LLP's independence.

      Kiesling Associates, LLP did not render any professional services relating to financial information systems design and implementation during either of the fiscal years ended December 31, 2003 or December 31, 2004.

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

                                        BREDA TELEPHONE CORP.


Date: April 12, 2005                    By: /s/ Robert Boeckman
                                            ------------------------------------
                                            Robert Boeckman, Chief Operations
                                            Officer and Co-Chief Executive
                                            Officer


Date: April 12, 2005                    By: /s/ Jane Morlok
                                            ------------------------------------
                                            Jane Morlok, Chief Financial Officer
                                            and Co-Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Clifford Neumayer               By: /s/ Neal Kanne
    --------------------------------        ------------------------------------
    Clifford Neumayer, President            Neal Kanne, Director
    and Director                        Date: April 12, 2005
Date: April 12, 2005


By: /s/ Rick Anthofer                   By: /s/ John Wenck
    --------------------------------        ------------------------------------
    Rick Anthofer, Director                 John Wenck, Secretary and Director
Date: April 12, 2005                    Date: April 12, 2005


By: /s/ Dean Schettler                  By: /s/ Dave Grabner
    --------------------------------        ------------------------------------
    Dean Schettler, Vice-President          Dave Grabner, Treasurer
    and Director                            and Director
Date: April 12, 2005                    Date: April 12, 2005


By: /s/ Charles Thatcher                /s/ Robert J. Boeckman
    --------------------------------        ------------------------------------
    Charles Thatcher, Director          Robert J. Boeckman, Chief Operations
Date: April 12, 2005                    Officer and Co-Chief Executive Officer
                                        Date: April 12, 2005


                                        /s/ Jane Morlok
                                            ------------------------------------
                                        Jane Morlok, Chief Financial Officer and
                                        Co-Chief Executive Officer
                                        Date: April 12, 2005

                                  EXHIBIT INDEX
                Exhibits to Form 10-KSB of Breda Telephone Corp.
                   for the Fiscal Year Ended December 31, 2004

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

            21. Subsidiaries of the Registrant. (Filed as Exhibit 21 to Breda's Form 10-KSB for the fiscal year ended December 31, 2003 and filed March 26, 2004, and incorporated herein by this reference.)

            *31.  Rule 13a-14(a)/15d-14(a) Certifications

                  31.1  Rule 13a-14(a) Certification of                      E-1
                        Chief Operations Officer
                        and Co-Chief Executive Officer

                  31.2  Rule 13a-14(a)  Certification of                     E-2
                        Chief Financial Officer
                        and Co-Chief Executive Officer

            *32.  Section 1350 Certifications

                  32.1  Section 1350  Certification of                       E-3
                        Chief Operations  Officer
                        and Co-Chief Executive Officer

                  32.2  Section 1350  Certification of                       E-4
                        Chief Financial  Officer
                        and Co-Chief Executive Officer

*Included with this filing.