Form 10QSB
period 2005-03-31
BREDA TELEPHONE CORP
filed 2005-05-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ____________________

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

           Yes  |X|   No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,170 shares of common stock, no par value, at March 31, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           BREDA TELEPHONE CORPORATION
                                AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Periods
                          Ended March 31, 2005 and 2004
                      and the Year Ended December 31, 2004

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                        2005           2004
                                                                    (Unaudited)     (Audited)
                                                                    ------------   ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                      $    946,246   $  1,036,804
     Marketable securities                                               280,633        232,645
     Accounts receivable                                                 772,690        656,036
     Interest receivable                                                  65,693         65,210
     Current portion of note receivable                                  144,000        144,000
     Inventory, at average cost                                          106,535        103,617
     Other                                                                50,367         57,508
     Deferred income taxes                                                49,143         49,143
                                                                    ------------   ------------
                                                                       2,415,307      2,344,963
                                                                    ------------   ------------

OTHER NONCURRENT ASSETS
     Marketable securities                                             5,665,325      5,417,170
     Investments in unconsolidated affiliates at equity                5,110,448      4,679,772
     Other investments at cost                                           786,726        793,935
     Goodwill                                                            896,812        896,812
     Note receivable, less allowance of $172,974 in 2005 and 2004         76,755        121,577
                                                                    ------------   ------------
                                                                      12,536,066     11,909,266
                                                                    ------------   ------------
PROPERTY, PLANT AND EQUIPMENT                                          4,596,995      4,703,083
                                                                    ------------   ------------

 TOTAL ASSETS                                                       $ 19,548,368   $ 18,957,312
                                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,     December 31,
                                                                                  2005           2004
                                                                               (Unaudited)     (Audited)
                                                                               ------------   ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                         $    156,574   $    154,013
     Accounts payable                                                               335,728        272,507
     Dividends payable                                                              218,190             --
     Accrued taxes                                                                  375,723        198,969
     Other                                                                           93,389         78,019
                                                                               ------------   ------------
                                                                                  1,179,604        703,508
                                                                               ------------   ------------

LONG-TERM DEBT, less current portion                                              1,439,331      1,479,448
                                                                               ------------   ------------

DEFERRED CREDITS                                                                    824,883        876,668
                                                                               ------------   ------------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized, 31,170 shares
        issued and outstanding at $326 stated value                              10,161,420     10,161,420
     Retained earnings                                                            5,943,130      5,736,268
                                                                               ------------   ------------
                                                                                 16,104,550     15,897,688
                                                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 19,548,368   $ 18,957,312
                                                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2005 and 2004

                                                       2005             2004
                                                   -----------      -----------

OPERATING REVENUES                                 $ 1,956,766      $ 1,536,308
                                                   -----------      -----------

OPERATING EXPENSES
     Cost of services                                  868,661          650,547
     Depreciation and amortization                     245,026          241,772
     Selling, general, and administrative              490,135          490,151
                                                   -----------      -----------
                                                     1,603,822        1,382,470
                                                   -----------      -----------
OPERATING INCOME                                       352,944          153,838
                                                   -----------      -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                       97,311           57,634
     Interest expense                                  (30,015)         (32,664)
     Income from equity investments                    246,388          315,248
     Other, net                                         (3,162)          (3,133)
                                                   -----------      -----------
                                                       310,522          337,085
                                                   -----------      -----------

INCOME BEFORE INCOME TAXES                             663,466          490,923
                                                   -----------      -----------

INCOME TAXES                                           238,414          162,334
                                                   -----------      -----------

NET INCOME                                         $   425,052      $   328,589
                                                   ===========      ===========

NET INCOME PER COMMON SHARE                        $     13.64      $     10.41
                                                   ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                         ---------------------------      Retained
                                            Shares         Amount         Earnings         Total
                                         ------------   ------------    ------------    ------------
Balance at December 31, 2003 (Audited)         31,694   $  9,603,282    $  5,161,365    $ 14,764,647

  Comprehensive Income:
    Net income                                                             1,393,675       1,393,675

  Dividends declared                                                         (94,479)        (94,479)

  Common stock redeemed, net                     (524)      (166,155)                       (166,155)

  Stated value stock adjustment                              724,293        (724,293)
                                         ------------   ------------    ------------    ------------
Balance at December 31, 2004 (Audited)         31,170     10,161,420       5,736,268      15,897,688

  Comprehensive Income:
    Net income                                                               425,052         425,052

  Dividends declared                                                        (218,190)       (218,190)
                                         ------------   ------------    ------------    ------------

Balance at March 31, 2005 (Unaudited)          31,170   $ 10,161,420    $  5,943,130    $ 16,104,550
                                         ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2005 and 2004

                                                                                 2005           2004
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $   425,052    $   328,589
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization                                            245,026        241,772
        Deferred income taxes                                                    (50,382)        44,129
        Amortization of investment tax credits                                    (1,403)        (2,443)
        Amortization of investment premium/discount - net                         15,167         13,911
        Equity income in unconsolidated affiliates, net of distribution
          received of $142,429 and $146,967 in 2005 and 2004, respectively      (103,959)      (168,281)
        Note receivable discount                                                  (1,895)        (3,010)
     Changes in assets and liabilities:
        (Increase) Decrease in assets:                                          (112,914)          (906)
        Increase (Decrease) in liabilities:                                      255,345        126,059
                                                                             -----------    -----------
        Net cash provided by operating activities                                670,037        579,820
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (138,938)       (90,091)
     Purchase of investments                                                    (313,839)      (485,884)
     Purchase of equity investments                                             (280,000)            --
     Proceeds from the sale of investments                                         2,529         45,731
     Proceeds for sale of other investments - at cost                              7,209          6,749
     Collections of note receivable                                                   --         24,000
                                                                             -----------    -----------
        Net cash used in investing activities                                   (723,039)      (499,495)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                                 (37,556)       (35,159)
     Common stock redeemed, net                                                       --        (60,903)
                                                                             -----------    -----------
        Net cash used in financing activities                                    (37,556)       (96,062)
                                                                             -----------    -----------

Net Decrease in Cash and Cash Equivalents                                        (90,558)       (15,737)

Cash and Cash Equivalents at Beginning of Period                               1,036,804      1,205,550
                                                                             -----------    -----------

Cash and Cash Equivalents at End of Period                                   $   946,246    $ 1,189,813
                                                                             ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
         Interest                                                            $    30,015    $    32,664
         Income taxes                                                        $    75,000    $        --

  The accompanying notes are an integral part of these consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004 and the results of operation and changes in cash flows for the three months ended March 31, 2005 and 2004.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results of the entire year.

      Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentations.

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

                                      Local                      Internet
            Three months ended      Exchange                      Service
              March 31, 2005         Carrier      Broadcast      Provider        Total
              --------------       -----------   -----------    -----------   -----------
      Revenues
           External customers      $ 1,608,160   $   206,572    $   142,034   $ 1,956,766
           Intersegment                     --            --             --            --
           Segment profit (loss)       473,009       (50,897)         2,940       425,052

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. OPERATING SEGMENTS (Continued)

                                      Local                         Internet
            Three months ended       Exchange                       Service
              March 31, 2004         Carrier       Broadcast        Provider         Total
              --------------       ------------   ------------    ------------    ------------
      Revenues
           External customers      $  1,175,094   $    207,493    $    153,721    $  1,536,308
           Intersegment                      --             --              --              --
           Segment profit (loss)        408,947        (62,171)        (18,187)        328,589

      Reconciliation of Segment Information          Three months ended
                                                    March 31,    March 31,
                                                      2005         2004
                                                    ----------   ----------

      REVENUES:
           Total revenues for reportable segments   $1,956,766   $1,536,308
           Other revenues                                   --           --
                                                    ----------   ----------
               Consolidated Revenues                $1,956,766   $1,536,308
                                                    ==========   ==========

      PROFIT:
           Total profit for reportable segments     $  425,052   $  328,589
           Other profit (loss)                              --           --
                                                    ----------   ----------
               Net Income                           $  425,052   $  328,589
                                                    ==========   ==========

NOTE 3. NET INCOME PER COMMON SHARE

      Net income per common share for March 31, 2005 and 2004 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2005 and 2004 were 31,170 and 31,564, respectively.

NOTE 4. STOCK VALUE ADJUSTMENT

      During May 2004, the board of directors authorized a $23 increase in the stated value of each share of common stock from $303 to $326. There were 31,491 shares outstanding at the time of the value adjustment, which reduced retained earnings by $724,293.

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

      The segments in which Breda and its subsidiaries operate are as follows:

                  Local Exchange Carrier
                           Breda
                           Prairie Telephone Co., Inc.
                           Westside Independent Telephone Company
                           BTC, Inc.

                  Broadcast Services
                           Tele-Services, Ltd.

                  Internet Service Provider
                           BTC, Inc.

      BTC, Inc. is a subsidiary of Prairie Telephone. BTC, Inc. provides Internet services to its customers and to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. BTC, Inc. is also a competitive local exchange carrier providing local and long distance telephone services to customers in the Carroll, Iowa market area, where Qwest is the incumbent local exchange carrier.

      Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

      The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of, respectively, the first quarter of 2004 and the first quarter of 2005:

                                             January to        January to
                                             March             March
                                             2004              2005

            Local Exchange Carrier(1)        76.5%             82.2%
            Broadcast(2)                     13.5%             10.5%
            Internet Service Provider(3)     10.0%              7.3%
                                             ----              ----
                      Total                   100%               100%

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

Three-months ended March 31, 2005 Compared to Three-months ended March 31, 2004

NET INCOME

Consolidated net income for the three-month period ended March 31, 2005 was $425,052, which was a $96,463, or 29.4%, increase when compared to the $328,589 of consolidated net income for the three-month period ended March 31, 2004.

The $96,463 increase in net income resulted from the following three factors:

      1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $199,106, or 129.4%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004.

      2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $26,563, or 7.9%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004.

      3) Income taxes increased $76,080, or 46.9%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004.

OPERATING REVENUES

There was an increase in total operating revenues for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004, of $420,458, or 27.4%. The segments making up total operating revenues and their contributions to the $420,458 increase between the two periods are as follows: local exchange carrier services - $433,066; broadcast services - ($921); and Internet service provider services - ($11,687).

Local Exchange Carrier Services - $433,066

Local exchange carrier services revenue accounted for 82.2% of the operating revenue in the three-month period ended March 31, 2005. The components of and their contributions to the $433,066 increase in local exchange carrier services revenue for the three-months ended March 31, 2005, when compared to the three-months ended March 31, 2004, are as follows: local network services - $33,368; network access services - $142,428; long distance services - $78,839; cellular services - $155,652; and miscellaneous - $22,779.

Local network services increased 19.6% and network access services revenues increased 22.1% in the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase in local network services revenues and most of the increase in network access services revenues were the result of new customers in the Carroll, Iowa market area which were generated after BTC, Inc. began offering local exchange carrier services in October 2003. BTC, Inc. has almost doubled its customer base when comparing the customer count as of March 31, 2005, to the customer count as of March 31, 2004.

Breda received a 24-month true-up adjustment in May 2004 in the amount of $148,362 from the NECA pool for the time period of April 2002 through April 2004, which was reflected in the network access services revenues in the second quarter of 2004. This adjustment was received in May 2004 after Breda incorporated a line haul lease agreement that Breda had in place with another independent telephone provider during that time period. Breda continues to receive additional monthly line haul compensation from the NECA pool of approximately $6,000 per month because of this line haul lease arrangement. A portion of the network access services revenues increase for the three-month period ended March 31, 2005 is a reflection of this increased line haul revenue.

There is no corresponding revenue during the three-month period ended March 31, 2004.

Breda believes that long distance services should continue to be a growth area for Breda in 2005 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 217.4% increase in long distance services revenues for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase is a direct reflection of the 42.3% increase in Breda's long distance customer base, which has mainly resulted from new customers in the Carroll, Iowa market area taking long distance service as part of a bundled service package which also includes local exchange service and Internet service provider services.

The $155,652, or 62.0%, increase in cellular sales revenue for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004, reflects the increased sales from all of Breda's service locations during the three months ended March 31, 2005. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda accordingly experienced a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length therefore caused a delay in new contract sign-up for retentionable contracts during 2004. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda almost doubled the number of retention contracts during the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. Breda also experienced some increase in new contracts during the three-month period ended March 31, 2005, which Breda attributes to some new cellular plan options expanding coverage areas and expanding the time frame for free night and weekend minutes.

Miscellaneous revenue increased $22,779, or 31.1%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The increase was the result of additional fiber lease rental contracts that Breda had in place during the three-month period ended March 31, 2005.

Broadcast Services ($921)

Broadcast services revenue from Breda's subsidiary, Tele-Services, Ltd., decreased $921, or .4%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. Tele-Services experienced a 7.3% decrease in its customer base when comparing the three-month period ended March 31, 2005, to the three-month period ended March 31, 2004. The decrease in broadcast services revenue caused by the decrease in Tele-Services' customer base was, however, mitigated by the rate increases that Tele-Services implemented during the latter part of the second quarter and the beginning of the third quarter of 2004 in eleven of the nineteen communities that are served by Tele-Services.

Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other sixteen communities that are served by Tele-Services.

Tele-Services added channels in the latter part of the first quarter of 2004 in eleven of the nineteen communities that are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by May 1, 2004. Local channels have been added in six communities which are served by Tele-Services, and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather and local news. Breda also plans to implement paid advertising opportunities for businesses and individuals on the local channels in the communities that have local channels.

Tele-Services continues to face competition from satellite dish providers. Another factor faced by Tele-Services is the declining population base in the small rural communities which are served by Tele-Services, which adversely affects Tele-Services' current and prospective customer base.

Internet Services ($11,687)

Internet services revenue decreased $11,687, or 7.6%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base. The decrease primarily resulted from the intense competition among the multiple suppliers in the Carroll, Iowa market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued those programs in 2003, 2004 and 2005. The programs have, however, resulted in reduced Internet services revenues given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll, Iowa area through the bundled services packages that are being offered by BTC, Inc. and which include Internet services, as well as local telephone and other communication services. While new customers subscribing for those bundled services packages have helped stem the decrease in Internet services revenue, Breda was forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the three-month period ending March 31, 2005.

OPERATING EXPENSES

There was an increase in total operating expenses of $221,352, or 16.0%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administration expenditures.

Cost of services increased $218,114, or 33.5%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The major components of the increase in cost of services were increased cellular services costs of $101,363, increased long distance provisioning costs of $62,224 and increased plant related costs of $52,970. Internet provision costs and programming costs for broadcast services for the three-month period ended March 31, 2005 were nearly identical to the three-month period ended March 31, 2004. Breda has not had to purchase specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market area since approximately October, 2003, which has significantly reduced and stabilized Breda's underlying circuit cost to provide Internet services. As noted previously, Breda experienced a 217.4% increase in its long distance services revenue during the three month period ended March 31, 2005, when compared to the three month period ended March 31, 2004. Since Breda is a reseller of long distance services, its corresponding cost of purchasing those services for resale directly correlates to the increased customer base and usage for those services. Breda's cellular services revenues increased 62% during the three-month period ended March 31, 2005, which also resulted in an increase in cellular costs because of the added labor, benefit, and inventory costs which were associated with managing and selling those services. Breda also experienced an increase in the average cost of the phones purchased to provide access to the new features rolled out by U.S. Cellular in the three-month period ended March 31, 2005. The increase in plant specific costs includes the one-time installation costs that Breda pays to Qwest for the provisioning of the underlying loop so that BTC, Inc. can offer competitive local telephone service in the Carroll, Iowa market area. These charges are paid to Qwest for each new customer that is obtained by BTC, Inc. The cost of utilities, repairs and maintenance, payroll expenses, long distance costs, cable TV programming, and key system costs all contributed to the increased cost of services for the three-month period ended March 31, 2005.

Depreciation and amortization expense increased $3,254, or 1.3%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March

31, 2004. Breda's telephone service plant in its older exchanges is beginning to be fully depreciated, which results in an offsetting decrease in depreciation and amortization expense against the depreciation expense for investments in plant assets begun in 2004 and completed in 2005.

Selling, general and administration expenses decreased $16 for the three-month period ended March 31, 2005, when compared to the same three-month period in 2004. Customer operations decreased $25,726, or 11.2%, for the three-month period ended March 31, 2005, when compared to the same three-month period in 2004. Corporate operations increased $20,427, or 9.0%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. General taxes increased $5,283, or 15.7%, when comparing these same time periods. The decrease in customer operations costs was mainly attributable to decreased labor, benefits, and advertising costs to service customers during the three-month period ended March 31, 2005. The increase in corporate operations expense for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004, was due to an increase in accounting and professional fees. Property taxes also increased $5,283, or 15.7%, in the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004.

OPERATING INCOME

The net result of the operating revenue and operating expenses was an increase of $199,106, or 129.4%, in operating income for the three-month period ended March 31, 2005, when compared to the same three-month period in 2004.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $26,563, or 7.9%, during the three-month period ended March 31, 2005, when compared to the same three-month period in 2004. The decrease was mainly attributable to two items. The first item is interest and dividend income, which increased $39,677, or 68.8%, when comparing the three-month period ended March 31, 2005, to the three-month period ended March 31, 2004. The increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income. Prairie Telephone and Westside Independent also received dividends from an investment totaling $35,392 during the three-month period ended March 31, 2005, compared to $4,374 for the three month period ended March 31, 2004.

The second item is income from equity investments, which decreased $68,860, or 21.8%, during the three-month period ended March 31, 2005, when compared to the same three-month period in 2004. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments revenue reported on Breda's income statement for the three-month period ended March 31, 2005 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $172,543, or 35.1%, for the three-month period ended March 31, 2005, when compared to the three-month period ended March 31, 2004. The $172,543 increase was the result of a $199,106 increase in operating income and a $26,563 decrease in other income (expense).

INCOME TAXES

Income taxes increased $76,080, or 46.9%, for the three-month period ended March 31, 2005, when compared to the same period in 2004. The increase is a direct reflection of the increased income generated in the three-month period ended March 31, 2005. The effective tax rate in 2005 will be 35.9%, versus 33.1% in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

NET INCOME

Net income increased $96,463, or 29.4%, for the three-month period ended March 31, 2005, when compared to the same period in 2004.

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

Prairie Telephone advanced an additional $45,307 on its notes receivable to Desktop Media, L.L.C. during the twelve-month period ended December 31, 2004. Prairie Telephone also received payment on the outstanding Desktop Media, L.L.C. note receivable of $52,333 during the twelve-month period ended December 31, 2004. Principal payments on the Desktop Media, L.L.C. note receivable of $48,000 had also been made during the twelve-month period ended December 31, 2003, in addition to the $160,000 early payoff of a contract receivable by the purchaser of Breda's former office building.

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

Breda had a $115,828 decrease in current assets during the twelve-month period ended December 31, 2004, when compared to the year ended December 31, 2003. The decrease in current assets was mainly attributable to a $297,644 decrease in cash and temporary investments and a $92,494 increase in accounts receivable. Cash was used to purchase $1,488,816 in long-term investments. Customer accounts receivable as of December 31, 2004 were comparable to customer accounts receivable as of December 31, 2003. The $92,494 increase in accounts receivable was mainly attributable to the increased amounts owed to Breda and its subsidiaries from interexchange carriers for the use of Breda's networks to carry the interexchange carrier traffic to Breda's end users. Almost half of the increase in the interexchange carrier receivable was attributable to AT&T. AT&T initiated a billing dispute and requested verification of billed rates for Breda's telephone services which were provided in the Carroll, Iowa area since October 2003. Breda has proved that Breda billed AT&T according to the tariffed rates, and AT&T has notified Breda that AT&T will pay the disputed charges. Other current assets increased $32,101 during the twelve-month period ended December 31, 2004, when compared to the twelve-month period ended December 31, 2003. Other current assets are made up of prepaid expenses such as computer maintenance fees, and employee benefit premiums which are paid in advance for 2005, in the latter part of 2004. While the cash outlay occurred in 2004, the expense will be recorded in 2005. Breda has determined to enter the satellite Internet business by offering the National Rural Telephone Coop product called Wildblue. Breda has recorded the $18,000 service participation fee, which was required for participation and paid on May 20, 2004, as an Other Current Asset until such time as the program is launched in 2005.

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

Liquidity and Capital Resources at Three-months ended March 31, 2005

Cash Flows

Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations for the three-month periods ended March 31, 2005 and March 31, 2004, was, respectively, $670,037 and $579,820. The cash flows from operations for the three-month period ended March 31, 2005 were primarily attributable to a positive net income of $425,052, plus the addition of non-cash expenses of $206,513 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, and note receivable discount, which were then offset by $103,959 of non-cash, equity income in unconsolidated affiliates. The net decrease in assets and liabilities of $142,431 was also added to net income to generate the net cash provided by operating activities of $670,037.

The cash flows from operations for the three-month period ended March 31, 2004 were primarily attributable to a positive net income of $328,589, plus the addition of non-cash expenses of $294,359 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, and notes receivable discount, which were then offset by $168,281 of non-cash, equity income in unconsolidated affiliates. The net decrease in assets and liabilities of $125,153 was also added to net income to generate the net cash provided by operating activities of $579,820.

Cash used in investing activities was $723,039 for the three-month period ended March 31, 2005, and $499,495 for the three-month period ended March 31, 2004. Capital expenditures relating to ongoing business were $138,938 for the three-month period ended March 31, 2005, and $90,091 for the three-month period ended March 31, 2004. In March 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, which is included in the $280,000 for purchase of equity investments. The remaining $80,000 of additional equity investments were additional investments in two personal communications services entities for the buildout of towers to provide service in the service areas covered by those entities. Breda received repayment on its notes receivable to Desktop Media, L.L.C. of $24,000 during the three-month period ended March 31, 2004. No payments on those notes were received during the three month period ended March 31, 2005. Breda expects capital expenditures for non-building expenditures in 2005 to be higher than those made in 2004 because Breda has determined to add switching capabilities to its Carroll, Iowa marketing area. Breda estimates that the switching capability expenditures in 2005 will be approximately $800,000.

Cash used in financing activities was $37,556 for the three-month period ended March 31, 2005, and $96,062 for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2005, cash was used to repay
$37,556 of borrowings from the RTFC. Breda used cash during the three-month period ended

March 31, 2004 to repay $35,159 of RTFC long-term debt, and to redeem 201 shares of common stock for $60,903. No shares were purchased by Breda during the three month period ended March 31, 2005. Breda funds the redemption of its stock from its cash flows from operations.

Working Capital

Working capital was $1,235,703 as of March 31, 2005, compared to working capital of $1,641,455 as of December 31, 2004. The ratio of current assets to current liabilities was 2.0 to 1.0 as of March 31, 2005, and 3.3 to 1.0 as of December 31, 2004.

Breda had a $70,344 increase in current assets during the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. The increase in current assets was mainly attributable to a $42,570 decrease in cash and temporary investments and a $116,654 increase in accounts receivable. Cash was used during the three-month period ended March 31, 2005 to purchase $248,155 in long-term investments. Customer accounts receivable as of March 31, 2005 has increased because of the increased number of customers generated through Breda's entry into the Carroll, Iowa, market. The $116,654 increase in accounts receivable was mainly attributable to $70,203 of increased amounts owed to Breda for cellular commissions generated by its increased sales during the month of March 2005, compared to March 2004, and from amounts owed to Breda and its subsidiaries from interexchange carriers for the use of Breda's networks to carry the interexchange carrier traffic to Breda's end users. Almost half of the increase in the interexchange carrier receivable was attributable to AT&T. AT&T initiated a billing dispute and requested verification of billed rates for Breda's telephone services which were provided in the Carroll, Iowa area since October 2003. Breda has proved that Breda billed AT&T according to the tariffed rates, and AT&T has advised Breda that AT&T will pay the disputed charges. Breda has another dispute with AT&T regarding payment of approximately $23,000 by AT&T for a special access circuit, and dialogue is continuing with AT&T on the resolution of that dispute. Other current assets increased $7,141 during the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. Other current assets are made up of prepaid expenses such as computer maintenance fees and employee benefit premiums which are paid in advance for a future time period, and will normally be expensed within a twelve-month time period. Breda has determined to enter the satellite Internet business by offering the National Rural Telephone Coop product called Wildblue. Breda has recorded the $18,000 service participation fee, which was required for participation and paid on May 20, 2004, as an Other Current Asset until such time as the program is launched in 2005, which is anticipated to occur in June 2005.

Noncurrent assets, which mainly consist of longer-term investments, increased $626,800 during the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until revenues were collected for services provided. This note is shown net of unamortized discounts of $6,423 and $16,866, respectively, March 31, 2005 and December 31, 2004, net of principal repayments of $52,333 and $48,000, respectively, March 31, 2005 and December 31, 2004, and net of an allowance of $172,974 as of December 31, 2004. $76,755 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of March 31, 2005. Breda's other investments at cost decreased $63,212 for the twelve-month period ended December 31, 2004, when compared to the three-month period ended March 31, 2005, because Prairie Telephone's investment in Desktop Media, L.L.C. is now reported with the investments in unconsolidated affiliates at equity instead of with the investments reported at cost. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003 which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone's ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000 or was unable to make a regularly scheduled principal payment. Both of those stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C.

Investments in unconsolidated affiliates at equity increased $430,676 for the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. The increase represents Breda's pro rata share of the net income or net loss of each equity investment based on Breda's percentage of ownership in each equity investment during the three-month period ended March 31, 2005.

Current liabilities increased $476,096 for the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. Accounts payable increased $63,221, and represented a timing difference from when invoices were received to when they were paid. Almost $53,000 of the accounts payable increase was for switch upgrades, and the remainder were for cellular equipment invoices which had not been received in time to be paid before March 31, 2005. Accrued taxes increased $176,754 for the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. The increase was caused by the increase in accruals for federal and state income taxes as of March 31, 2005, which were necessary because of Breda's increased taxable income for the three-month period ended March 31, 2005.

Common stock was unchanged during the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004. There were no share redemptions by Breda during the three-month period ended March 31, 2005. The increase of $206,862 in retained earnings during the three-month period ended March 31, 2005, when compared to the year ended December 31, 2004, is the net effect of the $218,190 in dividends declared on March 1, 2005, and which will be paid on April 1, 2005, and the year-to-date net income as of March 31, 2005 of $425,052.

Breda anticipates that Breda's operational, investing and financing activities will continue to mirror the activities of 2004, and that its needs will be funded internally through operations and temporary investments.

Other Activities and Issues

Access charge revenues constitute a substantial part of Breda's consolidated revenues, and the regulation of access charge rates by the Federal Communications Commission and the Iowa Utilities Board creates a material risk to Breda and its subsidiaries.

The FCC issued a press release on February 10, 2005, in which the FCC announced its plan to replace the current intercarrier compensation system. The current intercarrier compensation system distinguishes between different types of carriers and services, such as local and long-distance or wireless and wireline, and the FCC's press release indicated that the FCC plans to replace the current system with a unified intercarrier compensation system. It is Breda's understanding that the FCC plans to initiate a rule making proceeding to consider this matter and that the questions that the FCC will examine may include the effect that any change in the compensation system will have on consumers and the universal service fund. The FCC has indicated that it will be particularly receptive to any plans that offer expanded choices and lower rates to rural consumers.

It is also Breda's understanding that the FCC will use the rule making proceeding to seek comment on the following six plans which have been proposed or supported by various participants in the industry:

      o Intercarrier Compensation Forum, which represents nine carriers. This plan would reduce most per minute termination rates to zero over a six year period of time.

      o Alliance for Rational Intercarrier Compensation and Expanded Portland Group, which represents certain small and mid-size rural providers which are serving high-cost areas. This plan would unify per-minute rates at a level based on a carrier's embedded costs and includes two phases which would eventually convert per-minute intercarrier charges to capacity-based charges.

      o Cost-based Intercarrier Compensation Coalition, which represents certain competitive local exchange carriers. This plan would create a cost-based termination rate in each geographic area for all types of traffic.

      o Home Telephone Company and PBT Telecom. This plan would replace the current system with connection-based intercarrier charges.

      o Western Wireless. This plan would reduce intercarrier charges in equal steps over four years to bill-and-keep arrangements.

      o National Association of State Utility Consumer Advocates. This plan would reduce certain intercarrier rate levels over a five year period.

It is contemplated that the FCC may also consider and request comments on a plan that is being drafted by the National Association of Regulatory Utility Commissioners. Breda understands that the plan being drafted by the National Association of Regulatory Utility Commissioners will attempt to blend together the various proposed plans for intercarrier compensation reform that have already been presented to the FCC. It is also Breda's understanding that the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association are working with the National Association of Regulatory Utility Commissioners to attempt to avoid any drastic reduction in access charges.

Breda cannot predict at this time which proposal may be viewed more favorably by the FCC, when the FCC may commence formal rule making proceedings regarding the proposals or how long the rule making process might take. Breda does believe, however, that changes in interstate access charge rates may occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in Breda's access revenues. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the IUB regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association was formed in the spring of 2003 to compile data from local telephone companies, which data was to be used to document and study the cost of access and to make recommendations regarding Iowa access rates. Two industry consulting firms were involved with this task force, and the committee looked not only at the justification of the present intrastate access rates received by local telephone companies, but also at other revenue recovery alternatives. The joint task force completed its initial study in May, 2004 and found that the overall results showed costs both higher and lower than the current intrastate access rates, and that the cost per minute for intrastate access fell within a range of $.02 to $.16. The task force is continuing to study the impact of the facts that the results did not include data from 38 Iowa companies, and that declining minutes of use will increase the average cost. The joint task force has been holding regional meetings and conferences to educate and present its information to the members of the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association members on the issues and elements of their recommendation.

Breda does not believe that any increase in intrastate access rates will be recommended by the task force and that, at best, intrastate access rates will stay the same. It is also possible, however, that intrastate access rates will be lowered, and that if that occurs, it will have a negative impact on Breda's and its subsidiaries' operating income. Breda does not believe, however, that it is possible to predict at this time whether intrastate access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda's operating income. Breda does, however, anticipate continuing pressure for the lowering of intrastate access charge rates.

Universal service funding is also an important part of Breda's consolidated revenues, and the regulation of universal service funding by the FCC is another area of material risk to Breda and its subsidiaries. The universal service funds are also now being paid out to more telecommunications providers than in the past. Breda anticipates that there may be changes in the future on how universal service funds are disbursed among the numerous eligible telecommunications providers.

Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers have not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecommunications Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers - U.S. Cellular, Verizon Wireless, Sprint PCS and Midwest Wireless. The intent of the joint task force had been that any independent telephone company who wished to participate in the negotiated wireless termination agreements with one of these carriers could "opt in" to one of the wireless termination agreements already on file at the IUB. In July 2004, the negotiating committee learned that the wireless carriers had rejected the idea of allowing independent phone companies to "opt in" to one of the wireless termination agreements already on file at the IUB. The latter fact meant that any independent telephone company that wished to participate in the wireless termination agreements with Midwest Wireless, Verizon, US Cellular and Sprint needed to execute their own separate agreement with each wireless carrier. The ITA Wireless Termination negotiating committee continued its efforts to pursue past compensation from the wireless carriers for minutes from April 1999 to March 31, 2004, and also continued its attempts to convince the remaining wireless carriers, including AT&T and Nextel, to sign the "model" agreement. I Wireless agreed to be bound by the model agreement in January 2005.

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

On August 31, 2004, the Iowa Telecom Association filed a Petition for Arbitration with the IUB seeking compensation for terminating wireless traffic from 1999 to May 2004 from US Cellular, Verizon and Sprint PCS. The Iowa Telecom Association had calculated the total amount of identified wireless traffic for the entire Iowa independent industry at approximately $6.5 million. On September 15, 2004, the wireless carriers filed their responses to the Petition, including a denial that they owed anything, and a claim that the IUB had no jurisdiction over the matter.

On November 19, 2004 the IUB dismissed the Petition filed by the Iowa Telecon Association on the basis that the IUB had no jurisdiction over the matter. On December 9, 2004, the Iowa Telecom Association filed an application for rehearing, but the application for rehearing was denied by the IUB on January 6, 2005.

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

Because of the above regulatory activities, Breda began negotiations with the five wireless carriers who had adopted the ITA Model Wireless Termination Agreement, and by late January 2005 had signed agreements with Sprint, US Cellular, i-wireless and Midwest Wireless for each of Breda, Prairie Telephone, Westside Independent and BTC, Inc. The agreements with Sprint, US Cellular and i-wireless became effective as of May 1, 2004, and the Midwest Wireless agreement became effective January 27, 2005. Breda continues to negotiate with Verizon, and anticipates that an agreement will be signed with Verizon for each Breda, Prairie Telephone and Westside Independent within 30 days. Verizon has also submitted a proposed Wireless Termination Agreement for BTC, Inc. for Breda's review. Verizon had previously indicated that Verizon would not sign a Wireless Termination Agreement with BTC, Inc. because BTC, Inc. is a competitive local exchange carrier.

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

One recent example of the increased competition in Iowa occurred on October 18, 2004, when the IUB issued an Order Approving an Amendment to the Approved Application for Public Convenience to MCC Telephony of Iowa to provide service in any area of Iowa where MCC affiliates own and operate a cable system and offer high-speed cable modems. MCC is a subsidiary of Mediacom that intends to provide VoIP (voice over internet protocol) service. The IUB had approved an earlier application of MCC to serve only those areas currently served by Qwest. Mediacom is the cable service provider in BTC, Inc.'s Carroll, Iowa market area.

Another example of the increased competition threat in Iowa was the deregulation actions taken by the IUB during 2004. One of the IUB's rulings deregulated 20 actual exchanges instead of specific services. The IUB also decided to deregulate rates, but maintain service regulation, in 19 of these individual exchanges where a competitor had overbuilt an exchange and the competitor had obtained over 50% of the market share. The IUB found that effective competition existed in these exchanges and that the exchanges should be deregulated, but that the IUB would maintain mechanisms to monitor the competition and service in the exchanges. The IUB decided to require that a deregulation accounting be filed by the deregulated company, although it appears that the IUB may agree to accept cost-allocation manuals from the company in place of an actual deregulation accounting plan. The IUB also deregulated the Council Bluffs, Iowa exchange, both for rates and service. The IUB did not deregulate the Sioux City, Iowa business market because the competition was not facilities-based and because of uncertainty in the regulations of unbundled network elements. The IUB also did not deregulate second lines because of a lack of evidence supporting the existence of effective competition.

Breda and Prairie Telephone joined with eight other independent telephone companies in southwest Iowa in 2004 in putting together a network, called the South West Iowa Network, to provide and improve the delivery of voice, data and video services over a fiber optic-based infrastructure. The South West Iowa Network is supported by Iowa Network Services, and collectively provides service in 28 exchanges in southwest Iowa. This network will be used to deliver the triple-play (voice, data and video), as well as to provide a scalable converged infrastructure for each company to connect to other companies and services outside Iowa. Breda and Prairie Telephone have three exchanges connected to this network in southwest Iowa. Additional construction was completed during 2004, and the network became operational on October 24, 2004.

There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa, and Breda anticipates that more of those types of filings will be made by other telephone companies. To date, however, no company has chosen to compete in any of Breda's, Prairie Telephone's or Westside Independent's service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2005 is small.

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2005. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, has expressed an intention to provide a phone service offering through Mediacom's partnership with Sprint. MCC (a Mediacom subsidiary) filed a voice exchange tariff and service territory maps with the IUB on December 27, 2004, and the IUB approved the tariff and maps on March 14, 2005. The providing of voice exchange tariffs and service territory maps are usually the last steps required by the IUB before a provider actually begins providing service. The IUB also granted MCC a certificate of public convenience to offer service in numerous areas throughout Iowa. Breda believes that Mediacom and MCC will roll out their voice offering along with a high-speed internet offering in the Carroll, Iowa market, and Mediacom has recently been quoted as indicating that it will begin deploying those services in Iowa in the near future.

Breda also anticipates that it will face new competition from other providers of newer VoIP (voice over internet protocol) technologies, such as Vonnage and Skype, in all of its exchanges. Breda anticipates that Mediacom's and any such other offerings will result in a reduction of revenue. A reduction in revenue will also result if any other telephone companies at some point determine to provide services in any of Breda's, Prairie Telephone's, Westside Independent's or BTC, Inc.'s service areas.

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

While Breda anticipates that number portability implementation in Iowa is merely delayed until after the regulatory flexibility analysis is prepared, it has stopped all number portability compliance work. Breda estimates its cost to complete the remaining translation and routing work to become number portability compliant is less than $10,000. BTC, Inc. already has the hardware and software capabilities and is able to port customer telephone numbers.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high speed internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000, and Breda has lost Internet customers in those three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced a 19.2% decrease in its dial-up customer base in this market during the calendar year 2004. BTC, Inc. had experienced a 18.9% decrease in its dial-up customer base in the Carroll, Iowa market area in 2003, and a 15.5% decrease in 2002.

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

Breda also entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was so that Breda would have a means to provide high speed Internet service to its rural customers, who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC's eligible members, such as Breda. Breda also entered into an agreement with DIRECTV, Inc. to offer direct broadcast satellite service (video) in conjunction with its satellite Internet service. The Anik F2 satellite was launched by August 30, 2004, and WildBlue is testing its gateways. After some delays, Breda now anticipates that all testing will be completed in its gateway by May 31, 2005, and that Breda will be able to provide this service to its customers on or about June 15, 2005.

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

Prairie Telephone authorized the initiation of a default process against Desktop Media, L.L.C. in February 2005, and Prairie Telephone, along with the other two lenders, are proceeding with this legal action. Prairie Telephone does not know at this time if it will be able to recover all of the monies due on the loans.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and nearly all of which are beyond the control of Breda and its management. It is not possible to predict or identify all such factors, risks and uncertainties, but some of the factors, risks and uncertainties affecting forward looking statements include, but are not limited to, the following:

            o adverse changes by the Federal Communications Commission, the Iowa Utilities Board or other regulatory authorities to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers or to the rules and other requirements regarding access charge rates or access charges, whether instituted by the regulatory authorities or at the request or by reason of court or other actions taken by long distance carriers or other interested persons;

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

            o the continued availability of financing, and on terms which are favorable to Breda, and the cost of financing and consequences of leverage; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            Breda did not issue any shares of its shares of common stock during the period of January 1, 2005 through March 31, 2005.

            Breda did not purchase any of its common stock from shareholders during the period of January 1, 2005 through March 31, 2005.

            There were two transfers of shares of Breda's common stock during the period of January 1, 2005 through March 31, 2005 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares. One of those transfers involved thirty shares, and the other transfer involved twelve shares.

Item 3. Defaults Upon Senior Securities.

            There  was  no  material  default  or  any  material   arrearage  or
            delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2005 through March 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of January 1, 2005 through March 31, 2005.

Item 5. Other Information.

            Breda's board of directors declared a dividend of $7.00 per share on March 1, 2005, payable to shareholders of record on March 15, 2005. The aggregate amount of the dividend was $218,190. The dividend was paid to the shareholders on April 1, 2005.

            There were no material changes during the period of January 1, 2005 through March 31, 2005 to the procedures by which the shareholders of Breda may recommend nominees to Breda's board of directors.

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

                                  BREDA TELEPHONE CORP.


Date:  May 13, 2005.              By: /s/ Robert Boeckman
                                      -----------------------------------------
                                        Robert Boeckman, Chief Operations
                                        Officer and Co-Chief Executive Officer


Date:  May 13, 2005.              By: /s/ Jane Morlok
                                      -----------------------------------------
                                        Jane Morlok, Chief Financial Officer
                                        and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended March 31, 2005
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

*31.  Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Rule 13a-14(a) Certification of Chief Operations Officer and             E-1
            Co-Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer and              E-2
            Co-Chief Executive Officer

*32.  Section 1350 Certifications

      32.1  Section 1350 Certification of Chief Operations
            Officer and Co-Chief Executive Officer                           E-3

      32.2  Section 1350 Certification of Chief Financial
            Officer and Co-Chief Executive Officer                           E-4

*Included with this filing.