Form 10QSB
period 2005-06-30
BREDA TELEPHONE CORP
filed 2005-08-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005.

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

      Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,048 shares of common stock, no par value, at June 30, 2005.

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Breda Telephone Corporation
                                And Subsidiaries
                                    Breda, IA

                   Condensed Consolidated Financial Statements
                                 For the Periods
                          Ended June 30, 2005 and 2004
                      And the Year Ended December 31, 2004

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,      December 31,
                                                                           2005            2004
                                                                       (Unaudited)
                                                                       -----------     ------------
                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $ 1,024,552      $ 1,036,804
     Marketable securities                                                 319,307          232,645
     Accounts receivable                                                   697,809          656,036
     Interest receivable                                                    68,085           65,210
     Current portion of note receivable                                    144,000          144,000
     Inventory, at average cost                                             97,262          103,617
     Other                                                                  43,829           57,508
     Deferred income taxes                                                  55,637           49,143
                                                                       -----------      -----------
                                                                         2,450,481        2,344,963
                                                                       -----------      -----------

OTHER NONCURRENT ASSETS
     Marketable securities                                               5,715,562        5,417,170
     Investments in unconsolidated affiliates at equity                  4,969,098        4,679,772
     Other investments at cost                                             786,726          793,935
     Goodwill                                                              896,812          896,812
     Note receivable, less allowance of $172,974 in 2005 and 2004           78,333          121,577
                                                                       -----------      -----------
                                                                        12,446,531       11,909,266
                                                                       -----------      -----------

PROPERTY, PLANT AND EQUIPMENT                                            4,950,876        4,703,083
                                                                       -----------      -----------

TOTAL ASSETS                                                           $19,847,888      $18,957,312
                                                                       ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,       December 31,
                                                                              2005             2004
                                                                           (Unaudited)
                                                                           -----------     ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                     $   159,177      $   154,013
     Accounts payable                                                          645,748          272,507
     Accrued taxes                                                             319,182          198,969
     Other                                                                     115,016           78,019
                                                                           -----------      -----------
                                                                             1,239,123          703,508
                                                                           -----------      -----------

LONG-TERM DEBT, less current portion                                         1,398,547        1,479,448
                                                                           -----------      -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES                              829,974          876,668
                                                                           -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock - no par value, 5,000,000 shares authorized, 31,048 and 31,170 shares issued and outstanding at $357 and $326
          stated values, respectively                                       11,084,136       10,161,420
     Retained earnings                                                       5,296,108        5,736,268
                                                                           -----------      -----------
                                                                            16,380,244       15,897,688
                                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $19,847,888      $18,957,312
                                                                           ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 For the Three Months Ended           For the Six Months Ended
                                                  2005               2004              2005             2004
                                               -----------       -----------       -----------       -----------
OPERATING REVENUES                             $ 1,703,508       $ 1,725,159       $ 3,660,274       $ 3,261,467
                                               -----------       -----------       -----------       -----------

OPERATING EXPENSES
     Cost of services                              817,979           684,645         1,686,640         1,335,193
     Depreciation and amortization                 220,590           258,658           465,616           500,430
     Selling, general, and administrative          501,527           432,701           991,661           922,851
                                               -----------       -----------       -----------       -----------
                                                 1,540,096         1,376,004         3,143,917         2,758,474
                                               -----------       -----------       -----------       -----------

OPERATING INCOME                                   163,412           349,155           516,357           502,993
                                               -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSES)
     Interest and dividend income                  100,688           103,242           197,999           160,876
     Interest expense                              (29,325)          (32,018)          (59,340)          (64,682)
     Loss on note receivable                            --           (75,000)               --           (75,000)
     Income from equity investments                263,855           315,371           510,243           630,619
     Other, net                                    (13,299)           (7,432)          (16,461)          (10,565)
                                               -----------       -----------       -----------       -----------
                                                   321,919           304,163           632,441           641,248
                                               -----------       -----------       -----------       -----------

     INCOME BEFORE INCOME TAXES                    485,331           653,318         1,148,798         1,144,241
                                               -----------       -----------       -----------       -----------

     INCOME TAXES                                  166,084           247,313           404,498           409,645
                                               -----------       -----------       -----------       -----------

     NET INCOME                                $   319,247       $   406,005       $   744,300       $   734,596
                                               ===========       ===========       ===========       ===========

     INCOME PER COMMON SHARE                   $     10.26       $     12.93       $     23.89       $     23.34
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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock
                                            ------------------------------         Retained
                                               Shares            Amount            Earnings            Total
                                            ------------      ------------       -----------       ------------
Balance at December 31, 2003 (Audited)            31,694      $  9,603,282       $ 5,161,365       $ 14,764,647

     Comprehensive income:
        Net Income                                                                 1,393,675          1,393,675

     Dividends paid                                                                  (94,479)           (94,479)

     Common stock redeemed, net                     (524)         (166,155)                            (166,155)

     Stated value stock adjustment                                 724,293          (724,293)
                                            ------------      ------------       -----------       ------------

Balance at December 31, 2004 (Audited)            31,170        10,161,420         5,736,268         15,897,688

     Comprehensive income:
        Net Income                                                                   744,300            744,300

     Dividends paid                                                                 (218,190)          (218,190)

     Common stock redeemed, net                     (122)          (43,554)                             (43,554)

     Stated value stock adjustment                                 966,270          (966,270)
                                            ------------      ------------       -----------       ------------

Balance at June 30, 2005 (Unaudited)              31,048      $ 11,084,136       $ 5,296,108       $ 16,380,244
                                            ============      ============       ===========       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004

                                                                                   2005              2004
                                                                                -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   744,300       $ 734,596
     Adjustments to reconcile net income
      to cash provided by operating activities:
          Depreciation and amortization                                             465,616         500,430
          Deferred income taxes                                                     (50,383)         59,249
          Amortization of investment tax credits                                     (2,805)         (4,884)
          Amortization of investment premium/discount - net                          34,178          33,283
          Equity income in unconsolidated affiliates, net of distributions received of $557,634 and $198,978 in 2005 and 2004,
           respectively                                                              47,391        (431,632)
          Note receivable discount                                                   (3,473)         (5,764)
          Loss on impairment of note receivable                                          --          75,000
     Changes in assets and liabilities:
          (Increase) Decrease in assets                                             (24,614)          3,905
          Increase (Decrease) in liabilities                                        201,674         (23,374)
                                                                                -----------       ---------
          Net cash provided by operating activities                               1,411,884         940,809
                                                                                -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (384,632)       (329,894)
     Purchase of investments                                                       (759,641)       (699,361)
     Purchase of equity investments                                                (290,000)             --
     Purchase of other investments - at cost                                             --             (43)
     Issuance of notes receivable                                                        --         (45,307)
     Proceeds from the sale of investments                                          340,409         180,585
     Proceeds from the sale of other investments - at cost                            7,209           6,749
     Repayment of notes receivable                                                       --          24,000
                                                                                -----------       ---------
          Net cash used in investing activities                                  (1,086,655)       (863,271)
                                                                                -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of long term debt                                                    (75,737)        (70,903)
     Common stock redeemed, net                                                     (43,554)       (155,071)
     Dividends paid                                                                (218,190)        (94,479)
                                                                                -----------       ---------
          Net cash used in financing activities                                 $  (337,481)      $(320,453)
                                                                                -----------       ---------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004

                                                              2005              2004
                                                          -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents      $   (12,252)      $  (242,915)

Cash and Cash Equivalents at Beginning of Period            1,036,804         1,205,550
                                                          -----------       -----------

Cash and Cash Equivalents at End of Period                $ 1,024,552       $   962,635
                                                          ===========       ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest                                             $    59,340       $    64,682
     Income taxes                                         $   215,300       $   310,375

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the balance sheets and statements of stockholders' equity as of June 30, 2005 and December 31, 2004 the statements of income for the three and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004.

            Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the three and six month period ended June 30, 2005 are not necessarily indicative of the operating results of the entire year.

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

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     OPERATING SEGMENTS (Continued)

                                                      Local                             Internet
                 Six Months Ended                   Exchange                            Service
                  June 30, 2005                     Carrier          Broadcast          Provider             Total
                                                 ------------      ------------       ------------      ------------
Revenues
     External customers                          $  2,961,049      $    413,852       $    285,373      $  3,660,274
     Intersegment                                          --                --                 --                --
     Segment profit (loss)                            970,126           (96,821)          (129,005)          744,300

                                                    Local                               Internet
                 Six Months Ended                  Exchange                             Service
                   June 30, 2004                   Carrier           Broadcast          Provider           Total
                                                 ------------      ------------       ------------      ------------
Revenues
     External customers                          $  2,531,240      $    420,779       $    309,448      $  3,261,467
     Intersegment                                          --                --                 --                --
     Segment profit (loss)                            863,125          (113,740)           (14,789)          734,596

                                                     Local                             Internet
               Three months ended                  Exchange                             Service
                  June 30, 2005                     Carrier         Broadcast           Provider            Total
                                                 ------------      ------------       ------------      ------------
Revenues
     External customers                          $  1,352,890      $    207,280       $    143,338      $  1,703,508
     Intersegment                                          --                --                 --                --
     Segment profit (loss)                            491,117           (39,924)          (131,946)          319,247

                                                     Local                              Internet
               Three months ended                   Exchange                            Service
                  June 30, 2004                     Carrier          Broadcast          Provider           Total
                                                 ------------      ------------       ------------      ------------
Revenues
     External customers                          $  1,356,146      $    213,286       $    155,727      $  1,725,159
     Intersegment                                          --                --                 --                --
     Segment profit (loss)                            454,178           (51,569)             3,396           406,005

  Reconciliation of Segment Information               Three months ended                      Six Months Ended
                                                   June 30,          June 30,           June 30,          June 30,
                                                     2005               2004              2005              2004
                                                 ------------      ------------       ------------      ------------
REVENUES:
     Total revenues for reportable segments      $  1,703,508      $  1,725,159       $  3,660,274      $  3,261,467
     Other revenues                                        --                --                 --                --
                                                 ------------      ------------       ------------      ------------
               Consolidated Revenues             $  1,703,508      $  1,725,159       $  3,660,274      $  3,261,467
                                                 ============      ============       ============      ============

PROFIT:
     Total profit for reportable segments        $    319,247      $    406,005       $    744,300      $    734,596
     Other profit (loss)                                   --                --                 --                --
                                                 ------------      ------------       ------------      ------------
               Net Income                        $    319,247      $    406,005       $    744,300      $    734,596
                                                 ============      ============       ============      ============

                  BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
                                   BREDA, IOWA

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     NET INCOME PER COMMON SHARE

            Net income per common share for June 30, 2005 and 2004 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2005 and 2004 were 31,129 and 31,395 and 31,150 and
            31,480, respectively.

NOTE 4.     STOCK VALUE ADJUSTMENT

            During May 2005, the board of directors authorized a $31 increase in the stated value of each share of common stock from $326 to $357. There were 31,170 shares outstanding at the time of the value adjustment, which reduced retained earnings by $966,270.

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

            The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments during, respectively, the second quarter of 2004 and the second quarter of 2005:

                                                    April to       April to
                                                    June           June
                                                    2004           2005
                                                    --------       --------

               Local Exchange Carrier(1)             78.6%          79.4%
               Broadcast(2)                          12.4%          12.2%
               Internet Service Provider(3)           9.0%           8.4%
                                                    -----          -----
                         Total                        100%           100%

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

Six-months ended June 30, 2005 Compared to Six-months ended June 30, 2004

NET INCOME

Consolidated net income for the six-month period ended June 30, 2005 was $744,300, which was a $9,704, or 1.3%, increase when compared to the $734,596 of consolidated net income for the six-month period ended June 30, 2004.

The $9,704 increase in net income resulted from the following three factors:

      1) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment increased $13,364, or 2.7%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004.

      2) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, decreased $8,807, or 1.4%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004.

      3) Income taxes decreased $5,147, or 1.3%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004.

OPERATING REVENUES

There was an increase in total operating revenues for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004, of $398,807, or 12.2%. The segments making up total operating revenues and their contributions to the $398,807 increase between the two periods are as follows: local exchange carrier services - $429,809; broadcast services - ($6,927); and Internet service provider services - ($24,075).

Local Exchange Carrier Services - $429,809

Local exchange carrier services revenue accounted for 80.9% of the operating revenue in the six-month period ended June 30, 2005. The components of and their contributions to the $429,809 increase in local exchange carrier services revenue for the six-months ended June 30, 2005, when compared to the six-months ended June 30, 2004, are as follows: local network services - $58,323; network access services - $129,635; long distance services - $35,098; cellular services
- $182,978; and miscellaneous - $23,775.

Local network services revenues increased 16.6% and network access services revenues increased 9.2% in the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The increase in local network services revenues and some of the increase in network access services revenues were the result of new customers in the Carroll, Iowa market area which were generated after BTC, Inc. began offering local exchange carrier services in October 2003. BTC, Inc. has increased its customer base by 57% when comparing the customer count as of June 30, 2005, to the customer count as of June 30, 2004.

Breda received a 24-month true-up adjustment in May 2004 in the amount of $148,362 from the NECA pool for the time period April 2002 through April 2004, which was reflected in the network access services revenues in the second quarter of 2004. This adjustment was received in May 2004 after Breda incorporated a line haul lease agreement that Breda had in place with another independent telephone provider during that time period. Breda continues to receive additional monthly line haul compensation from the NECA pool of approximately $6,000 per month because of this line haul lease arrangement. Most of the network access services revenues increase for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004, was generated by Breda's Internet customers in its southern Iowa exchanges who began accessing Breda's Internet services in late 2004 through the use of toll trunks. Breda provides toll-free numbers to its customers for Internet access. Breda pays the underlying billed long distance charges, but Breda also receives access revenue generated by these toll calls originating and terminating on Breda's networks. The overall network access revenue increase was only $129,635 when comparing the two six-month periods because, as noted previously, Breda had received a one-time adjustment in the six-month period ended June 30, 2004.

Breda has not experienced a material adverse effect from the implementation in 2003 of different methodologies for the support payment funding regulated by the FCC.

Breda has had lower access revenues since 2003 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services.

Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates may be likely. The universal service funds are also now being paid out to more telecommunication providers, and Breda anticipates that there may also be changes in the future on how universal service funds are disbursed.

Breda's long distance services revenue continues to grow because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2005 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 41.8% increase in long distance services revenues for the six-month period ended June 30, 2005 when compared to the six-month period ended June 30, 2004. The increase is a direct reflection of the 36.5% increase in Breda's long distance customer base, which has mainly resulted from new customers taking this service as part of a bundled service package which includes local exchange service and Internet service provider services in the Carroll, Iowa exchange area.

The $182,978, or 33.9%, increase in cellular sales revenue for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004, reflects the increased sales from all of Breda's service locations for the six months ended June 30, 2005. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda accordingly experienced a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length therefore caused a delay in new contract sign-up for retentionable contracts during 2004. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda experienced a significant increase in retention contracts during the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. Breda processed an additional 477 retention contracts during the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. Breda also experienced some increase in new contracts during this six-month period in 2005 and attributes the increase to some new cellular plan options expanding coverage areas and expanding the time frame for free night and weekend minutes.

Miscellaneous revenue increased $23,775, or 15.6%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. This increase was the result of additional fiber lease rental contracts that Breda had in place during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004, as well as additional directory advertising income.

Broadcast Services ($6,927)

Broadcast services revenue decreased $6,927, or 1.6%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. Breda's subsidiary, Tele-Services, Ltd., continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 7.6% decrease in its customer base when comparing the six-month period ended June 30, 2005, to the six-month period ended June 30, 2004. The decrease in broadcast services revenue from the decrease in Tele-Services' subscriber base was, however, mitigated by the rate increases that Tele-Services implemented during the latter part of the second quarter and the beginning of third quarter of 2004 for the 11 communities that received additional channel options. Another factor faced by Tele-Services is the declining population base in the small rural communities served by
Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other 16 communities that are served by Tele-Services. For example, Breda anticipates completing a fiber project in its southern Iowa telephone exchanges in early fall of 2005 which will allow Breda to combine its Sidney and Farragut cable TV headends.

Tele-Services added channels in the latter part of the first quarter of 2004 in many of the 19 communities that are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by May 1, 2004. Local channels have been added to 6 additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather, and local news. Breda also plans to implement paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels.

Internet Services ($24,075)

Internet services revenue decreased $24,075, or 7.8%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003, 2004 and 2005. The programs have, however, resulted in reduced Internet revenues given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. While new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue occurring in 2005, Breda was also forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the six-month period ended June 30, 2005.

OPERATING EXPENSES

There was an increase in total operating expenses of $385,443, or 14.0%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administrative expenditures.

Cost of services increased $351,447, or 26.3%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The major components of the increase in cost of services resulted from increased cellular services costs of $148,191, increased long distance provisioning costs of $22,381 and increased Internet provisioning costs of $114,476. Plant related costs and programming costs for broadcast services for the six-month period ended June 30, 2005, also increased by $56,998, or 10.2%, and $9,401, or 5.3%, respectively, when compared to the six-month period ended June 30, 2004.

Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide local exchange carrier services in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet service to the Carroll, Iowa market over those same trunks, which has significantly reduced and stabilized Breda's underlying circuit cost to provide Internet services. As noted previously, Breda is now provisioning the access to Breda's Internet customers in its southern Iowa exchanges over toll trunks. Breda's provisioning expenses for these trunks increased Breda's Internet provisioning costs by almost $115,000 for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004, where there was no corresponding expense. As noted previously, Breda also now generates access revenue as a result of these Internet customers accessing Breda's Internet service over Breda's networks. As also previously noted, Breda experienced a 41.8% increase in its long distance services revenue. Since Breda is a reseller of long distance services, its corresponding cost of purchasing those services for resale directly correlates to the increased customer base and usage for those services.

Breda's cellular services revenues had increased 33.9% during the six-month period ended June 30, 2005, and the corresponding cellular costs increased because of the added labor, benefit, and inventory costs which were associated with managing and selling those services. Breda also experienced an increase in the average cost of the phones purchased to provide access to the new features rolled out by U.S. Cellular in the six-month period ended June 30, 2005.

The increase in plant specific costs includes the one-time installation costs that Breda pays to Qwest for the provisioning of the underlying loop so that Breda can offer competitive local telephone service in the Carroll, Iowa market area. These charges are paid to Qwest for each new customer that BTC, Inc. obtains. Breda also pays monthly loop charges to Qwest for each customer, as well as a loop-sharing monthly fee for those customers who subscribed to Breda's Internet service but retain their local phone service with Qwest. Breda received a retroactive adjustment for increased loop pricing from Qwest back to October 2004. The cost of utilities, repairs and maintenance, payroll expenses, long distance costs, cable TV programming, and key system costs, all contributed to the increased cost of services for the six-month period ended June 30, 2005.

Depreciation and amortization expense decreased $34,814, or 7.0%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. Breda's telephone service plant assets are beginning to be fully depreciated, which results in a decrease in depreciation and amortization expense when comparing these two six-month periods. Breda has incurred over $500,000 of new capital expenditures during the six-month period ended June 30, 2005, for the purchase and installation of a switch in its Carroll, Iowa exchange. These expenditures have been recorded as Plant Under Construction, and accordingly will not be depreciated until the project is completed and the switch is operational. Breda anticipates that this switch will be operational for tandem switching purposes by September 2005, and will be operational for switching the calls of BTC, Inc.'s present Carroll, Iowa customers by October 2005.

Selling, general and administrative expenses increased $68,810, or 7.5%, for the six-month period ended June 30, 2005, when compared to the same six-month period in 2004. Customer operations decreased $18,775, or 4.4%, for the six-month period ended June 30, 2005, when compared to the same six-month period in 2004. Corporate operations increased $76,993, or 18.0%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. General taxes increased $10,592, or 15.8%, when comparing these same time periods. The decreased customer operations costs were mainly attributable to decreased labor, benefits, and advertising costs to service customers during the six-month period ended June 30, 2005. The increase in corporate operations expense for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004, was due to increased staffing, payroll and benefit costs, as well as accounting and professional fees to meet the regulatory requirements of the industry and the Sarbanes Oxley Act. Property taxes also increased $10,592, or 15.8%, in the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004.

OPERATING INCOME

The net result of the operating revenue and operating expenses was a increase of $13,364, or 2.7%, in operating income for the six-month period ended June 30, 2005, when compared to the same six-month period in 2004.

OTHER INCOME (EXPENSE)

Other income (expense) decreased $8,807, or 1.4%, during the six-month period ended June 30, 2005, when compared to the same six-month period in 2004. The decrease was mainly attributable to three items. The first item is interest and dividend income, which increased $37,123, or 23.1%, when comparing the six-month period ended June 30, 2005, to the six-month period ended June 30, 2004. The increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income. Also, two of Breda's subsidiaries, Prairie Telephone and Westside Independent, received dividends from an investment totaling $35,392 during the six-month period ended June 30, 2005. The investment generated $4,374 during the six-month period ended June 30, 2004.

The second item is income from equity investments, which decreased $120,376, or 19.1%, during the six-month period ended June 30, 2005, when compared to the same six-month period in 2004. The income from equity investments reported on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The increase in equity investments reported on Breda's income statement for the six-month period ended June 30, 2005 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

The third item is a positive adjustment to Other Income (Loss) of $75,000 for the six-month period ended June 30,2005 when compared to the six-month period ended June 30, 2004. A $75,000 loss on a note receivable had been recorded during the six-month period ended June 30, 2004. Since there is no corresponding item during the six-month period ended June 30, 2005, there is a positive $75,000 adjustment when comparing the two six-month periods.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $4,557, or .4%, for the six-month period ended June 30, 2005, when compared to the six-month period ended June 30, 2004. The $4,557 increase was the result of a $13,364 increase in operating income and an $8,807 decrease in other income (expense).

INCOME TAXES

Income taxes decreased $5,147, or 1.3%, for the six-month period ended June 30, 2005, when compared to the same period in 2004. The increase is a direct reflection of the operating income and other income (expenses) generated in the six-month period ended June 30, 2005. The effective tax rate in 2005 was 35.2%, versus 35.8% in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

NET INCOME

Net income increased $9,704, or 1.3%, for the six-month period ended June 30, 2005, when compared to the same period in 2004.

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

Liquidity and Capital Resources at Six-months ended June 30, 2005

Cash Flows

Cash flows from operations continue to be a steady source of funds for Breda. Cash provided from operations for the six-month periods ended June 30, 2005 and June 30, 2004, was, respectively, $1,411,884 and $940,809. The cash flows from operations for the six-month period ended June 30, 2005 were primarily attributable to a positive net income of $744,300, plus the net addition of non-cash expenses of $490,524 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, amortization of investment premium/discount, note receivable discount and non-cash, equity income in unconsolidated affiliates. The net increase in liabilities over assets of $177,060 was also added to net income to generate the net cash provided by operating activities of $1,411,884.

The cash flows from operations for the six-month period ended June 30, 2004 were primarily attributable to a positive net income of $734,596, plus the addition of non-cash expenses of $582,314 from depreciation, amortization, deferred income taxes, amortization of investment tax credits, amortization of investment premium/discount, and notes receivable discount, which were then offset by $431,632 of non-cash, equity income in unconsolidated affiliates. The note receivable impairment of $75,000 was added to net income, and the net decrease in liabilities versus assets of $19,469 was subtracted, to generate the net cash provided by operating activities of $940,809.

Cash used in investing activities was $1,086,655 for the six-month period ended June 30, 2005, and $863,271 for the six-month period ended June 30, 2004. Capital expenditures relating to ongoing business were $384,632 for the six-month period ended June 30, 2005, and $329,894 for the six-month period ended June 30, 2004. In March 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L. C. for $200,000, which is included in the $290,000 for purchase of equity investments. The remaining $90,000 of additional equity investments were additional investments in two of Breda's PCS investments for the buildout of towers to provide service in the service areas covered by Breda and its partners. Subsequent to June 30, 2005, but prior to the filing of this report, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. Prairie Telephone now has a 9.75% interest in Bug Tussel Wireless, L.L.C. During the six-month period ended June 30, 2004,

Breda received repayment on its notes receivable to Desktop Media, L.L.C. of $24,000. Breda's capital expenditures for non-building expenditures in 2005 will be higher than those made in 2004 because Breda is adding switching capabilities to its Carroll marketing area. Breda anticipates the completion of this switching project in October 2005, and has to date incurred Plant Under Construction expenditures for this project of $528,107.

Cash used in financing activities was $337,481 for the six-month period ended June 30, 2005, and $320,453 for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2005, cash was used to repay $75,737 of long term debt, to pay dividends to the shareholders of $7 per share totaling $218,190, and to redeem common stock for $43,554. Breda used cash during the six-month period ended June 30, 2004 to repay $70,903 of RTFC long-term debt, to pay dividends to the shareholders of $3 per share totaling $94,479, and to redeem common stock for $155,071. Breda funds the redemption of its stock from its cash flows from operations.

Working Capital

Working capital was $1,211,358 as of June 30, 2005, compared to working capital of $1,641,455 as of December 31, 2004. The ratio of current assets to current liabilities was 2.0 to 1.0 as of June 30, 2005, and 3.3 to 1.0 as of December 31, 2004.

Breda had a $105,518 increase in current assets during the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. The increase in current assets was mainly attributable to a $12,252 decrease in cash, a $86,662 increase in temporary investments and a $41,773 increase in accounts receivable. Cash was used during the six-month period ended June, 2005 to purchase short-term and long-term investments and to fund the new switching capabilities in BTC, Inc.'s Carroll, Iowa operations. Accounts receivable as of June 30, 2005 increased because of the increased number of customers generated through BTC, Inc.'s entry into the Carroll, Iowa, market, and because Breda and its subsidiaries have finalized contracts with five wireless carriers and are now able to bill for the transport of these wireless minutes on Breda's networks. Amounts owed to Breda and its subsidiaries from wireless carriers for the use of Breda's networks to carry the wireless traffic to Breda's end users was $51,177 as of June 30, 2005. A portion of the increase was in the interexchange carrier receivable and is attributable to one carrier, AT&T. Breda continues to work with AT&T in an attempt to receive payment on one remaining billing dispute, which involves payment for a special access circuit. Dialogue is continuing with AT&T on the resolution of that dispute. The remaining current assets, which include inventories, other current assets, interest receivable and deferred income taxes, had a net decrease of $10,665 during the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. Other current assets are made up of prepaid expenses such as computer maintenance fees, and employee benefit premiums which are paid in advance for a future time period, and will normally be expensed within a twelve-month time period. Breda has determined to enter the satellite Internet business by offering the National Rural Telephone Coop product called Wildblue. Breda has recorded the $18,000 service participation fee, which was required for participation and paid on May 20, 2004, as an Other Current Asset until such time as the program is launched in 2005.

Noncurrent assets, which mainly consist of longer-term investments, increased $537,265 during the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. Prairie Telephone loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until revenues were collected for services provided. This note is shown net of unamortized discounts of $2,950 and $6,423, respectively, June 30, 2005 and December 31, 2004; net of principal repayments of $100,333 as of December 31, 2004; net of an allowance of $172,974 as of December 31, 2004; and net of an allowance for Desktop equity loss of $46,717 as of June 30, 2005. $78,333 is included in long-term note receivables, and $144,000 is included in short-term note receivables as of June 30, 2005.

Breda's other investments at cost decreased $7,209 for the six-month period ended June 30, 2005, when compared to the twelve-month period ended December 31, 2004. This amount represents the redemption of RTFC subordinated stock certificates equal to five percent of the principal payments made by Breda on its long term debt in 2004.

Investments in unconsolidated affiliates at equity increased $289,326 for the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. This increase represents Breda's pro rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment during the six-month period ended June 30, 2005.

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

Current liabilities increased $535,615 for the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. Accounts payable increased $373,241, and represented a timing difference from when invoices were received to when they were paid. $369,085 of the accounts payable increase was costs associated with the switching project in BTC, Inc.'s Carroll, Iowa exchange. These invoices had been received, but not paid as of June 30, 2005. Accrued taxes increased $120,213 for the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. The increase was caused by the increase in accruals for federal and state income taxes as of June 30, 2005, and is based on Breda's taxable income for the six-month period ending June 30, 2005, net of tax estimates already paid.

Common stock had a net increase of $922,716 during the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004. The increase resulted from the decrease in the number of outstanding shares through the redemption of 122 shares of common stock at an aggregate redemption price of $43,554, and the restatement of the outstanding shares of stock on May 17, 2005 to a per share price of $357, or a total adjustment of $966,270. The prior redemption value had been $326 per share. The decrease of $440,160 in retained earnings during the six-month period ended June 30, 2005, when compared to the year ended December 31, 2004, is the net effect of the $218,190 dividend paid on April 1, 2005, the year-to-date net income as of June 30, 2005 of $744,300, and the $966,270 stated value stock adjustment for the outstanding shares on May 17, 2005.

Breda anticipates that Breda's operational, investing and financing activities will continue to mirror the activities of 2004, and its needs will be funded internally through operations and temporary investments.

Three-months ended June 30, 2005 Compared to Three-months ended June 30, 2004

NET INCOME

Consolidated net income for the three-month period ended June 30, 2005 was $319,247, which was a $86,758, or 21.4 %, decrease when compared to the $406,005 of consolidated net income for the three-month period ended June 30, 2004.

The $86,758 decrease in net income resulted from the following three factors:

      4) Consolidated operating income, which is Operating Revenues less Operating Expenses, generated from the local exchange carrier segment, the broadcast services segment, and the Internet service provider segment decreased $185,743, or 53.2%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004.

      5) Other income (expense), which includes items such as interest and dividend income, income from equity investments, interest expense, and gains (losses) on the sale of investments and property, increased $17,756, or 5.8%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004.

      6) Income taxes decreased $81,229, or 32.8%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004.

OPERATING REVENUES

There was a decrease in total operating revenues for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004, of $21,651, or 1.3%. The segments making up total operating revenues and their contributions to the $21,651 decrease between the two periods are as follows: local exchange carrier services
- ($3,256); broadcast services - ($6,006); and Internet service provider services - ($12,389).

Local Exchange Carrier Services - ($3,256)

Local exchange carrier services revenue accounted for 79.4% of the operating revenue in the three-month period ended June 30, 2005. The components of and their contributions to the $3,256 decrease in local exchange carrier services revenue for the three-months ended June 30, 2005, when compared to the three-months ended June 30, 2004, are as follows: local network services - $24,954; network access services - ($12,793); long distance services - ($43,741); cellular services - $27,326; and miscellaneous - $998.

Local network services increased 13.8% and network access services revenues decreased 1.7 % in the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. The increase in local network services revenues was the result of new customers in the Carroll, Iowa market area, which were generated after BTC, Inc., began offering local exchange carrier services in October 2003. BTC, Inc. has increased its customer base over 50% when comparing the customer count as of June 30, 2005, to the customer count as of June 30, 2004.

Breda received a 24-month true-up adjustment in May 2004 in the amount of $148,362 from the NECA pool for the time period April 2002 through April 2004, which was reflected in the network access services revenues in the second quarter of 2004. This adjustment was received in May 2004 after Breda incorporated a line haul lease agreement that Breda had in place with another independent telephone provider during that time period. Breda continues to receive additional monthly line haul compensation from the NECA pool of approximately $6,000 per month because of this line haul lease arrangement.
Breda's overall access revenues increased by approximately $117,000 during the three-month period ended June 30, 2005, when compared to the same period in 2004, from increased originating and terminating access revenues received on toll traffic generated by its Internet service subscribers in its southern Iowa exchanges to reach Breda's Internet service equipment in Breda, Iowa. This method of provisioning allowed Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. There was not, however, any corresponding one-time adjustment, as was received during the three-month period ended June 30, 2004, so the overall network access revenues decreased $12,793 when comparing these two three-month periods.

Breda has not experienced a material adverse effect from the implementation in 2003 of different methodologies for the support payment funding regulated by the FCC. However, Breda's has seen some decline in its overall minutes of use, because of increased cell phone usage by its customers to make long distance calls. Breda has had lower access revenues in both 2003 and 2004 because Qwest no longer pays access revenue for traffic originating with a wireless carrier that uses Qwest to deliver the traffic back to a number served by local exchange carriers, such as Breda, Prairie Telephone, and Westside Independent, who participate in the use of the switching and network facilities offered by Iowa Network Services. Breda has negotiated wireless agreements with five wireless carriers and has begun billing and receiving payments from these five carriers. While the overall payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic, Breda has billed over $40,000 to the wireless carriers with whom it has signed contracts. There was no corresponding revenue during the three-month time period ended June 30, 2004.

Access charges constitute a substantial part of Breda's, Prairie Telephone's and Westside Independent's revenues, and a material risk to them arises from the regulation of access charge rates and universal service funding by the FCC. Breda anticipates continuing pressure for the lowering of state and federal access charge rates, so future reductions in access charge rates may be likely. The universal service funds are also now being paid out to more telecommunication providers, and Breda anticipates that there may also be changes in the future on how universal service funds are disbursed.

Breda's long distance services revenue continues to show some growth because of the increase in its customer base for those services. Breda believes that long distance services should continue to be a growth area for Breda in 2005 as Breda continues to market this service as both a stand-alone service and as part of a package with other services, such as Internet services. There was a 91.9% decrease in long distance services revenues for the three-month period ended June 30, 2005 when compared to the three-month period ended June 30, 2004. The decrease is a reflection of an eliminating entry made in the three-month period ended June 30, 2005, to correct the year-to-day reporting of income and expense items between Breda, Prairie Telephone and BTC, Inc. for the purchase of long distance services from BTC, Inc. by Breda and Prairie Telephone.

The $27,326, or 9.5%, increase in cellular sales revenue for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004, reflects the increased sales from all of Breda's service locations for the three months ended 2005. Breda began offering two-year contracts, instead of one-year contracts, in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. Breda generates retention commissions when a customer extends the term of the customer's existing cellular services contract or enters into a new contract to continue the customer's cellular services. The customers with one-year contracts expiring in 2003 continued to generate retention contracts, but those contracts and other new contracts are now on a two-year term. Breda accordingly experienced a time gap between when customers would normally be entering new contracts if they had one-year contracts versus when they would enter into new contracts if they had two-year contracts. The change in contract length therefore caused a delay in new contract sign-up for retentionable contracts during 2004. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so the first customers obtaining two-year contracts in 2002 were eligible for new contracts beginning in May and June of 2004. Breda experienced some increase in retention contracts during the three-month period ending June 30, 2005, when compared to the three-month period ending June 30, 2004.

Miscellaneous revenue increased $2,288, or 3.2%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. This increase was the result of additional fiber lease rental contracts that Breda had in place during the three-month period ended June 30, 2005 when compared to the three-month period ended June 30, 2004.

Broadcast Services ($6,006)

Broadcast services revenue decreased $6,006, or 2.8%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30,
2004. Breda's subsidiary, Tele-Services continues to face competition from satellite providers that can now include local channels in their package offerings. Tele-Services experienced a 7.8% decrease in its customer base when comparing the three-month period ended June 30, 2005, to the three-month period ended June 30, 2004. The decrease in broadcast services revenue from the decrease in Tele-Services' subscriber base was, however, mitigated by the rate increases that Tele-Services implemented during the latter part of the second quarter and the beginning of third quarter of 2004 for the 11 communities that received additional channel options. Another factor faced by Tele-Services is the declining population base in the small rural communities served by
Tele-Services, which adversely affects Tele-Services' current and prospective customer base. Tele-Services has combined head-ends in Breda, Arcadia, and Westside in order to reduce its operating costs through consolidation of equipment and maintenance costs. Breda is continuing to explore other consolidation opportunities in the other 16 communities that are served by Tele-Services. For example, Breda anticipates completing a fiber project in its southern Iowa exchanges in early fall of 2005 which will allow Breda to combine its Sidney and Farragut cable TV headends.

Tele-Services added channels in the latter part of the first quarter of 2004 in many of the 19 communities that are served by Tele-Services. Tele-Services finalized and implemented most of those channel additions, and the corresponding rate increases, by May 1, 2004. Local channels have been added to 6 additional communities and Breda hopes to generate customer loyalty through this avenue of information on local community events, as well as the weather and local news. Breda also plans to implement paid advertising opportunities for businesses and individuals on the local channels in the communities that have the local channels, and is in the process of upgrading its software and operating systems on its local channel equipment.

Internet Services ($12,389)

Internet services revenue decreased $12,389, or 8.0%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. The decrease is directly attributable to the decrease in BTC, Inc.'s Internet service customer base, which decrease is the result of the intense competition by multiple suppliers in the Carroll, Iowa, market area. Breda began bundling Internet services with long distance services and lowered its pricing for Internet services in 2001 in response to competitive pressures. Breda has continued with these programs in 2003, 2004 and 2005. The programs have, however, resulted in reduced Internet revenues given the lower pricing by Breda for Internet services under those programs. Breda is gaining high-speed Internet customers in the Carroll Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. While new customers subscribing for those bundled services have helped stem the decrease in Internet services revenue occurring in 2005,

Breda was also forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the three-month period ended June 30, 2005.

OPERATING EXPENSES

There was an increase in total operating expenses of $164,092, or 11.9%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. The components making up operating expenses are as follows: cost of services, depreciation and amortization, and selling, general and administrative expenditures.

Cost of services increased $133,334, or 19.5%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. Three components of the increase in cost of services resulted from increased cellular services costs of $46,827, decreased long distance provisioning costs of $39,845 and increased plant related costs of $4,031. Internet provisioning costs and programming costs for broadcast services for the three-month period ended June 30, 2005, were $114,572, or 178.5%, and $7,749, or 8.6%, respectively. Breda is no longer dependent on purchasing specialized circuits from Qwest in order to provide Internet service in the Carroll, Iowa market. Breda began offering local exchange carrier services in the Carroll, Iowa area through its subsidiary, BTC, Inc., in October 2003. In order to provide local exchange carrier services in the Carroll, Iowa market, Breda had to install circuits and trunks between the present independent local exchange carrier (Qwest) and Breda's switch. Breda is able to provide Internet service to the Carroll, Iowa market over those same trunks, which has significantly reduced and stabilized Breda's underlying circuit cost to provide Internet services. As noted previously, Breda is also now purchasing long distance services in order to provision its own Internet service to customers in its southern Iowa exchanges. Breda's cost of Internet services increased by $114,572 because of an adjustment allocating this provisioning cost to Breda's Internet services that was done in the three-month period ended June 30, 2005, and for which there was no corresponding expense for the three-month period ended June 30, 2004. Breda's cellular services revenues increased 9.5% during the three-month period ended June 30, 2005, and the corresponding cellular costs increased because of the added labor, benefit, and inventory costs which were associated with managing and selling those services. Breda continued to experience an increase in the average cost of the phones purchased to provide access to the new features rolled out by U.S. Cellular in the three-month period ended June 30, 2005. The increase in plant specific costs also includes the one-time installation costs that Breda pays to Qwest for the provisioning of the underlying loop so that BTC, Inc. can offer telephone service in the Carroll, Iowa market area. These charges are paid to Qwest for each new customer that BTC, Inc. obtains. The cost of utilities, repairs and maintenance, payroll expenses, long distance costs, cable TV programming, and key system costs, all contributed to the increased cost of services for the three-month period ended June 30, 2005.

Depreciation and amortization expense decreased $38,068, or 14.7%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. Breda's telephone service plant assets are beginning to be fully depreciated, which results in an offsetting decrease in depreciation and amortization expense against the depreciation expense for investments in plant assets when comparing the two three-month periods. Breda anticipates its depreciation expense will increase after the switch project is completed in Carroll, Iowa, in the fall of 2005. The approximate $500,000 of capital expenditures which have already been incurred for this project will not be depreciated until the switch is operational.

Selling, general and administrative expenses increased $68,826, or 15.9%, for the three-month period ended June 30, 2005, when compared to the same three-month period in 2004. Customer operations increased $7,068, or 3.6%, for the three-month period ended June 30, 2005, when compared to the same three-month period in 2004. Corporate operations increased $56,448, or 28.0%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. General taxes increased $5,310, or 15.9%, when comparing these same time periods. The increased customer operations costs were mainly attributable to increased labor, benefits, and advertising costs to service customers during the three-month period ended June 30, 2005. The increase in corporate operations expense for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004, was due to increased accounting and professional fees to meet the regulatory requirements of the industry and the Sarbanes Oxley Act, increased labor, and related benefits costs for a now fully-staffed, administrative labor force, and because of the payment of 2004 management bonuses during this time period. Property taxes also increased $5,310, or 15.9%, in the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004.

OPERATING INCOME

The net result of the operating revenue and operating expenses was a decrease of $185,743, or 53.2%, in operating income for the three-month period ended June 30, 2005, when compared to the same three-month period in 2004.

OTHER INCOME (EXPENSE)

Other income (expense) increased $17,756, or 5.8%, during the three-month period ended June 30, 2005, when compared to the same three-month period in 2004. The $2,554, or 2.5%, increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income.

Equity investments decreased $51,516, or 16.3%, during the three-month period ended June 30, 2005, when compared to the same three-month period in 2004. The equity investments shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment. The decrease in equity investments reported on Breda's income statement for the three-month period ended June 30, 2005 is a reflection of the net increases and decreases in the net operating income of Breda's equity investments. Most of Breda's equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda's equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased.

Breda anticipates that these downward marketing pressures on roaming rates will continue for the foreseeable future.

A third item had a significant effect on the overall $17,756 increase in other income (expense) during the three-month period ended June 30, 2005, when compared to the same three-month period in 2004. That item was a $75,000 loss on a note receivable, which was recorded during the three-month period ended June 30, 2004, and for which there was no corresponding entry in the three-month period ended June 30, 2005. Breda had reviewed its investment in Desktop Media, L.L.C., which is evidenced by a note receivable on Breda's balance sheet, and recorded an allowance and loss on this note receivable in the approximate amount of the principal payments that Breda had not received during the twelve-month period ended December 31, 2004, and the six-month period ended June 30, 2004.

INCOME BEFORE INCOME TAXES

Income before income taxes decreased $167,987, or 25.7%, for the three-month period ended June 30, 2005, when compared to the three-month period ended June 30, 2004. The $167,987 decrease was the result of a $185,743 decrease in operating income and a $17,756 increase in other income (expense).

INCOME TAXES

Income taxes decreased $81,229, or 32.8%, for the three-month period ended June 30, 2005, when compared to the same period in 2004. The decrease is a direct reflection of the decreased income generated in the three-month period ended June 30, 2005. The effective tax rate in 2005 was 34.2%, versus 37.9% in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of investments with state tax exemptions.

NET INCOME

Net income decreased $86,758, or 21.4%, for the three-month period ended June 30, 2005, when compared to the same period in 2004.

Other Activities and Issues

Access charge revenues constitute a substantial part of Breda's consolidated revenues, and the regulation of access charge rates by the Federal Communications Commission and the Iowa Utilities Board creates a material risk to Breda and its subsidiaries.

The FCC issued a press release on February 10, 2005, in which the FCC announced its unanimous adoption of a Further Notice of Proposed Rulemaking, which was released on March 3, 2005. The FCC had begun this process in 2001, when the FCC initiated a proceeding to identify a unified approach to intercarrier compensation by offering a bill and keep proposal, known as COBAK. The current intercarrier compensation system distinguishes between different types of carriers and services, such as local and long-distance or wireless and wireline, and the FCC's press release indicated that the FCC plans to replace the current system with a unified intercarrier compensation system. The FCC initiated a rule making proceeding to consider this matter and the questions that the FCC are examining include the effect that any change in the compensation system will have on consumers and the universal service fund. The FCC has indicated that it will be particularly receptive to any plans that offer expanded choices and lower rates to rural consumers. The FCC is using the rulemaking proceeding to seek comment on various plans, which have been proposed or supported by various participants in the industry.

Breda is a member of two industry associations who have filed comments with the FCC in the Intercarrier Compensation Docket. The Rural Iowa Independent Telephone Association ("RIITA") filed comments in May 2005 which not only expressed concern that all of the filed plans would result in financial losses to rural independent telephone companies, but also urged the FCC to recognize the differences between rural independent companies and large urban companies by developing an intercarrier compensation plan that explicitly provides for issues facing rural independents; run economic models of any intercarrier compensation scheme and fully evaluate its impact on small companies as required by the Regulatory Flexibility Act to determine the impact of the scheme on rural independent carriers; maintain universal service as required under federal telecommunication laws; and to provide an adequate return on investment for rural telecommunications carriers.

The Iowa Telecommunications Association ("ITA") filed comments in the Intercarrier Compensation Docket on July 20, 2005, and also pointed out that the costs and nature of rural service areas are very different from those of large regional carriers. The ITA had also reviewed the filings of dozens of other parties in this docket and in its filing made comments and listed out the areas where the ITA agreed and disagreed with those filings. One of the plans submitted to the FCC was filed by the National Association of Regulatory Utilities Commissioners ("NARUC"). The Iowa Utility Board's Manager of Telecommunications Policy is the chair of the various utility board staff persons from around the country who serve on the NARUC Committee on Intercarrier Compensation. The ITA and RIITA have also provided support to this committee by co-sponsoring attendance of local industry experts at a NARUC committee meeting to provide information on the need for impact studies, and to share information on the compensation issues in rural companies versus the regional carriers. Breda and its subsidiaries will be sharing financial information and participating in intercarrier compensation analysis studies within the industry, so that realistic impact studies can be completed on the various proposals under consideration by the FCC.

Breda cannot predict at this time which proposal may be viewed more favorably by the FCC, or how long the rule making process might take. Breda does believe, however, that changes in interstate access charge rates may occur, and that if any of the plans known today are adopted, as currently proposed, there would be substantial reductions in Breda's access revenues. Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

The National Exchange Carrier Association ("NECA") has filed updates to the FCC Tariff No. 5 that will be applicable to interstate traffic on July 1, 2005. This tariff is Breda's legal billing authority for its interstate access service charges. The rates in this tariff are normally updated twice a year and become effective on July 1st and January 1st of each year. The tariffed rates effective July 1, 2005, reflect an overall 10.2% decrease in the traffic sensitive switched access category, and a 12.3% decrease in the traffic sensitive special access category. The ITA also submitted the NECA Access Service Tariff Number 1 changes to the IUB on July 11, 2005, and these intrastate access charge rates will become effective on September 1, 2005. Since the intrastate access charge rates are also based on the NECA interstate access charge rates, Breda will experience a decrease in its network access revenue for both interstate and intrastate access revenue.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the IUB regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. A joint task force comprised of representatives from the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association was formed in the spring of 2003 to compile data from local telephone companies, which data was to be used to document and study the cost of access and to make recommendations regarding Iowa access rates. Two industry consulting firms were involved with this task force, and the committee looked not only at the justification of the present intrastate access rates received by local telephone companies, but also at other revenue recovery alternatives. The joint task force completed its initial study in May 2004 and found that the overall results showed costs both higher and lower than the current intrastate access rates, and that the cost per minute for intrastate access fell within a range of $.02 to $.16. The task force is updating this information when applicable and continues to work with members of the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association on the issues and elements of their research.

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

Another revenue recovery issue present in the industry since April of 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area. Breda and other local exchange carriers were not receiving payment for the termination of this wireless traffic over their networks to the end user. A number of actions were taken by various participants in the industry to attempt to address this issue, including the appointment of a joint task force of industry representatives and the Iowa Telecommunications Association, the submission of a proposed model wireless termination tariff to the IUB by the Rural Iowa Independent Telephone Association and certain proceedings before the IUB seeking compensation for terminating wireless traffic. In late February of 2005, the FCC issued an order which provided, in general, that existing tariffs regarding the termination of wireless traffic would not be illegal and that collections under those tariffs could be retained by rural independent telephone companies, but that new tariffs would not be valid and that rural independent telephone companies would need to reach negotiated agreements to exchange wireless traffic. The primary result of those actions with respect to Breda was Breda entering into agreements with Sprint, US Cellular, i-wireless and Midwest Wireless for each of Breda, Prairie Telephone, Westside Independent and BTC, Inc. The agreements with Sprint, US Cellular and i-wireless became effective as of May 1, 2004, and the Midwest Wireless agreement became effective January 27, 2005. Breda also entered into an agreement with Verizon for each of Breda, Prairie Telephone and Westside
Independent on June 1, 2005, but the agreements were made retroactively effective as of May 1, 2004. Verizon would not sign an agreement with BTC, Inc. because BTC, Inc. is a competitive local exchange carrier. The agreements generally provide for compensation for the termination of wireless traffic only on a going forward basis. The agreements also provide for significantly less revenue per minute, compared to receiving interstate access revenue, and are reciprocal compensation agreements, which means generally that each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier's network facilities of wireless traffic that originates on the network facilities of the other carrier.

Breda was notified on July 19, 2005, that the ITA Wireless Termination Team had reached an agreement with Verizon Wireless for payment of past compensation for minutes terminated from April 1999 through March 31, 2004. Breda signed this agreement on July 29, 2005, for each Breda, Prairie Telephone and Westside Independent, and has billed Verizon Wireless for these minutes based on the settlement rate. Breda's portion of the total compensation package of over $700,000 that Verizon Wireless agreed to pay was $20,190. Breda does not anticipate recovering any compensation for the termination of wireless traffic for any time periods prior to the date of its agreements with the other wireless carriers.

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

There were various occurrences in 2004 which serve as examples of the increasing competition in Iowa. For example, in October of 2004 the IUB issued an order to MCC Telephony of Iowa which will allow MCC Telephony of Iowa to provide service in any area of Iowa where any MCC Telephony of Iowa affiliates own and operate a cable system and offer high speed cable modems. MCC Telephony of Iowa is a subsidiary of Mediacom. Another example of the increasing competition in Iowa was the various deregulation actions that were taken by the IUB during 2004, which included the deregulation of approximately 21 exchanges.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever-increasing competition in providing dial-up and high-speed internet access. For example, Breda has been experiencing price-point competition for Internet services from Iowa Telecom in three communities since the late fourth quarter 2000, and Breda has lost Internet customers in those three communities. BTC, Inc. is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced a 19.2% decrease in its dial-up customer base in this market during the calendar year 2004. BTC, Inc. had experienced an 18.9% decrease in its dial-up customer base in the Carroll, Iowa market area in 2003, and a 15.5% decrease in 2002.

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

In May 2005, Breda began to offer its dial-up and high-speed Internet customers a value-added product which eliminates customer problems due to Internet security threats. This product is fully-automated and integrated, and protects against viruses, spyware, popups, and automatically installs tested Microsoft Security patches, and performs diskeeper functions. Breda also anticipates that there will be good future demand for this product from its Internet customers.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was so that Breda would have a means to provide high speed Internet service to its rural customers, who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC's eligible members, such as Breda. Breda also entered into an agreement with DIRECTV, Inc. to offer direct broadcast satellite service (video) in conjunction with its satellite Internet service. The Anik F2 satellite was launched by August 30, 2004, and WildBlue is testing its gateways. The testing for Breda's gateway was completed by June 30, 2005, but Breda and the rest of the distributors have been delayed in the rollout of this product because of equipment shortages. Breda's marketing campaign will originate on September 1, 2005, and Breda anticipates that it will be begin installation of units in September 2005.

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

Prairie Telephone authorized the initiation of a default process against Desktop Media, L.L.C. in February 2005, and Prairie Telephone, along with the other two lenders, had been proceeding internally with this legal action. Prairie Telephone and the other two lenders are now considering additional options prior to further pursuing legal actions. Prairie Telephone does not know at this time the outcome of these actions.

As noted previously, in March 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, which gave Prairie Telephone a 7.87% ownership interest. Subsequent to June 30, 2005, but prior to the filing of this report, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. Prairie Telephone now has a 9.75% interest in Bug Tussel Wireless, L.L.C. Bug Tussle Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services.

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

      o political conditions and occurrences at the international, national, regional and local levels, including rumors about, or threats and/or actual acts of, terrorism or war;

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            Breda did not issue any shares of its shares of common stock during the period of April 1, 2005 through June 30, 2005.

            The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of April 1, 2005 through June 30, 2005.

        SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

--------------------------------------------------------------------------------------------------------
                                                                Total Number of     Maximum Number (or
                                                                Shares Purchased    Approximate Dollar
                                                                   as Part of        Value) of Shares
                         Total Number of                            Publicly         that May Yet Be
                             Shares           Average Price     Announced Plans    Purchased Under the
        Period            Purchased(1)      Paid per Share(2)    or Programs(1)    Plans or Programs(1)
--------------------------------------------------------------------------------------------------------
Month #1 (April 1,       -0- Shares of
2005-April 30, 2005      Common Stock       N/A                       -0-                  -0-
--------------------------------------------------------------------------------------------------------
Month #2 (May 1,         -0- Shares of
2005-May 31, 2005)       Common Stock       N/A                       -0-                  -0-
--------------------------------------------------------------------------------------------------------
Month #3 (June 1,        122 Shares of
2005-June 30, 2005)      Common Stock       $357 per Share            -0-                  -0-
--------------------------------------------------------------------------------------------------------
Total                           122                 --                -0-                  -0-
--------------------------------------------------------------------------------------------------------

            (1) All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

            (2) All of the shares of common stock were purchased by Breda at the $357 per share redemption price that was announced by the board of directors at, and which became effective at, the May 17, 2005 annual meeting of Breda's shareholders.

            There was one transfer of shares of Breda's common stock during the period of April 1, 2005 through June 30, 2005 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares. The transfer involved 28 shares, which were sold by a director of Breda to another shareholder of Breda for $357 per share.

Item 3.     Defaults Upon Senior Securities.

            There  was  no  material  default  or  any  material   arrearage  or
            delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2005 through June 30, 2005.

Item 4.     Submission of Matters to a Vote of Security Holders.

            The annual meeting of the shareholders of Breda was held on May 17, 2005. The only matters voted upon by the shareholders at the annual meeting were the election of two directors for Breda and the ratification of the appointment of Breda's auditors for the year 2005.

            Breda's board of directors consists of seven members, divided into three classes based upon the length of their term. Each member of the board of directors is elected to a three year term and until his or her successor is elected, or until his or her death, resignation or removal. The terms of office of the directors are staggered, so that three of the directors' terms expire in one year, two expire the next year, and two expire the following year.

            The term of two of Breda's directors expired at the 2005 annual meeting of the shareholders, and, as indicated, one of the purposes of the annual meeting of the shareholders of Breda was to elect two directors. The directors whose term expired at the annual meeting were Clifford Neumayer and Dave Grabner. Mr. Neumayer had served three consecutive terms as a director, and under Breda's policies, Mr. Neumayer must be off the board of directors for at least one year.

            There were two nominees for the two director positions. The nominees were Dave Grabner and Daniel Nieland, and they were both elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2008.

            The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the two nominees for election as a director of Breda was as follows:

                                           Against                       Broker
             Name               For      or Withheld    Abstentions    Non-Votes
             ----               ---      -----------    -----------    ---------
             Dave Grabner       180           --            --            --
             Daniel Nieland     188           --            --            --

            The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

                           Dean Schettler                John Wenck
                           Rick Anthofer                 Neil Kanne
                           Charles Thatcher

            The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda's auditors for the year 2005. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

               For        Against or Withheld    Abstentions    Broker Non-Votes
               ---        -------------------    -----------    ----------------

               162                  9                 49              --

Item 5.     Other Information.

            There were no material changes during the period of April 1, 2005 through June 30, 2005 to the procedures by which the shareholders of Breda may recommend nominees to Breda's board of directors.

            Breda's board of directors determines the purchase price payable for newly issued shares of Breda's common stock and the redemption price that will be paid by Breda if Breda elects to redeem a shareholder's shares in any of the circumstances in which Breda has the right to purchase those shares. The board of directors has historically established the issuance price and the redemption price based upon the book value of Breda. Prior to 2002, the issuance price and the redemption price was set at approximately 75% of the book value of Breda. Since 2002, the issuance price and the redemption price has been set at approximately 70% of the book value of Breda. The board of directors has historically made this determination in March, April or May of each year, based upon Breda's then most recent year-end audited financial statements. Breda's fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting. The board of directors followed those historical practices and announced a new issuance price and redemption price of $357 per share at the May 17, 2005 annual meeting of the shareholders. The board of directors currently intends to continue to address this issue on an annual basis consistent with the above-described historical practices of the board of directors. The board of directors has, however, departed from the above-described historical practices from time to time in the past, and the board of directors may determine to depart from those historical practices from time to time again in the future.

            Charles Thatcher was elected as the President of Breda at the June 14, 2005 meeting of the board of directors. Clifford Neumayer had been the President of Breda since June of 2003. Each officer of Breda must also be a director, and Mr. Neumayer's term as a director expired at the May 17, 2005 annual meeting of the shareholders of Breda. Mr. Neumayer had served three consecutive terms as a director, and under Breda's policies, Mr. Neumayer must be off the board of directors for at least one year. Breda does not believe that Mr. Thatcher's election as the president of Breda was a material event given, among other things, that the day-to-day business of Breda is conducted and managed by Mr. Boeckman and Ms. Morlok, and it is not contemplated that the election of Mr. Thatcher as the president of Breda will have any material effect on, or result in any material change in, the management or the business or affairs of Breda or any of its subsidiaries. The other officers that were elected at the June 14, 2005 meeting of the board of directors are as follows: (i) Dave Grabner was elected as the Vice President of Breda, (ii) Rick Anthofer was elected as the Treasurer of Breda, and (iii) John Wenck was re-elected as the Secretary of Breda.

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

                                      BREDA TELEPHONE CORP.


Date: August 12, 2005.                By: /s/ Robert Boeckman
                                          --------------------------------------
                                          Robert Boeckman, Chief Operations
                                          Officer and Co-Chief Executive Officer


Date: August 12, 2005.                By: /s/ Jane Morlok
                                          --------------------------------------
                                          Jane Morlok, Chief Financial Officer
                                          and Co-Chief Executive officer

                                  EXHIBIT INDEX
                             Exhibits to Form 10-QSB
                        Three Months Ended June 30, 2005
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