Form 10QSB
period 2005-09-30
BREDA TELEPHONE CORP
filed 2005-11-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to ______________________

Commission file number: 0-26525

BREDA TELEPHONE CORP.
(Exact name of small business issuer as specified in its charter)

Iowa	42-0895882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 E. Main, P.O. Box 190, Breda, Iowa 51436
(Address of principal executive offices)

(712) 673-2311
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☒    No   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☒    No   ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,036 shares of common stock, no par value, at September 30, 2005.

          Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Breda Telephone Corporation
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended September 30, 2005 and 2004
And the Year Ended December 31, 2004

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$692,309	$1,036,804
Marketable securities	753,563	232,645
Accounts receivable	626,533	656,036
Interest receivable	67,695	65,210
Current portion of note receivable	144,000	144,000
Inventory, at average cost	141,608	103,617
Other	37,987	57,508
Deferred income taxes	50,176	49,143

	2,513,871	2,344,963

OTHER NONCURRENT ASSETS
Marketable securities	5,282,277	5,417,170
Investments in unconsolidated affiliates at equity	5,179,922	4,679,772
Other investments at cost	786,726	793,935
Goodwill	896,812	896,812
Note receivable, less allowance of $172,974 in 2005 and 2004	74,577	121,577

	12,220,314	11,909,266

PROPERTY, PLANT AND EQUIPMENT, NET	5,219,435	4,703,083

TOTAL ASSETS	$19,953,620	$18,957,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$161,823	$154,013
Accounts payable	491,392	272,507
Accrued taxes	323,118	198,969
Other	97,288	78,019

	1,073,621	703,508

LONG-TERM DEBT, less current portion	1,357,086	1,479,448

OTHER NONCURRENT LIABILITIES	823,110	876,668

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,036 and 31,170 shares issued and outstanding at $357 and $326 stated values, respectively	11,079,852	10,161,420
Retained earnings	5,619,951	5,736,268

	16,699,803	15,897,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,953,620	$18,957,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	2005	2004	2005	2004

OPERATING REVENUES	$1,835,563	$1,592,394	$5,484,358	$4,847,861

OPERATING EXPENSES
Cost of services	942,638	712,276	2,623,799	2,047,469
Depreciation and amortization	220,691	265,088	686,307	765,518
Selling, general, and administrative	509,324	555,411	1,500,985	1,478,262

	1,672,653	1,532,775	4,811,091	4,291,249

OPERATING INCOME	162,910	59,619	673,267	556,612

OTHER INCOME (EXPENSES)
Interest and dividend income	69,375	51,802	267,374	212,678
Interest expense	(28,623)	(31,362)	(87,963)	(96,044)
Loss on note receivable	—	—	—	(75,000)
Income from equity investments	280,177	346,954	790,420	977,573
Other, net	36,341	(10,975)	25,880	(15,540)

	357,270	356,419	995,711	1,003,667

INCOME BEFORE INCOME TAXES	520,180	416,038	1,668,978	1,560,279

INCOME TAXES	196,337	154,109	600,835	563,754

NET INCOME	$323,843	$261,929	$1,068,143	$996,525

INCOME PER COMMON SHARE	$10.43	$8.39	$34.33	$31.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2003	31,694	$9,603,282	$5,161,365	$14,764,647

Comprehensive income:
Net Income			1,393,675	1,393,675

Dividends paid			(94,479)	(94,479)

Common stock redeemed, net	(524)	(166,155)		(166,155)

Stated value stock adjustment		724,293	(724,293)

Balance at December 31, 2004	31,170	10,161,420	5,736,268	15,897,688

Comprehensive income:
Net Income			1,068,143	1,068,143

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(134)	(47,838)		(47,838)

Stated value stock adjustment		966,270	(966,270)

Balance at September 30, 2005	31,036	$11,079,852	$5,619,951	$16,699,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(UNAUDITED)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,068,143	$996,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	686,307	765,518
Deferred income taxes	(50,383)	275,842
Amortization of investment tax credits	(4,208)	(7,327)
Amortization of investment premium/discount - net	48,319	61,487
Equity income in unconsolidated affiliates, net of distributions received of $740,251 and $283,844 in 2005 and 2004, respectively	(50,169)	(693,729)
Note receivable discount	(4,717)	(8,246)
Loss on impairment of note receivable	—	75,000
Changes in assets and liabilities:
(Increase) Decrease in assets	8,548	(24,082)
Increase (Decrease) in liabilities	191,046	76,540

Net cash provided by operating activities	1,892,886	1,517,528

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,031,403)	(510,312)
Purchase of investments	(812,965)	(1,132,174)
Purchase of equity investments	(403,264)	—
Issuance of notes receivable	—	(45,307)
Proceeds from the sale of investments	385,831	441,608
Repayment of notes receivable	5,000	37,333

Net cash used in investing activities	(1,856,801)	(1,208,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(114,552)	(107,240)
Common stock redeemed, net	(47,838)	(155,723)
Dividends paid	(218,190)	(94,479)

Net cash used in financing activities	$(380,580)	$(357,442)

Net Increase (Decrease) in Cash and Cash Equivalents	$(344,495)	$(48,766)

Cash and Cash Equivalents at Beginning of Period	1,036,804	1,205,550

Cash and Cash Equivalents at End of Period	$692,309	$1,156,784

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$87,963	$96,044
Income taxes	$215,300	$310,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2005 and 2004.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the three and nine month period ended September 30, 2005 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2004 financial statements to conform with the 2005 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $171,256 during the nine months ended September 30, 2005 relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2005.

NOTE 3.	OPERATING SEGMENTS

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

The Company’s reportable business segments are strategic business units that offer different products and services. Each reportable segment is managed separately primarily because of different products, services and regulatory environments. LEC segments have been aggregated because of their similar characteristics.

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	OPERATING SEGMENTS (Continued)

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2005	Carrier	Broadcast	Provider	Total

Revenues
External customers	$4,444,306	$614,226	$425,826	$5,484,358
Intersegment	—	—	—	—
Segment profit (loss)	1,432,743	(143,352)	(221,248)	1,068,143

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2004	Carrier	Broadcast	Provider	Total

Revenues
External customers	$3,748,988	$638,915	$459,958	$4,847,861
Intersegment	—	—	—	—
Segment profit (loss)	1,088,589	(166,723)	74,659	996,525

	Local		Internet
Three months ended	Exchange		Service
September 30, 2005	Carrier	Broadcast	Provider	Total

Revenues
External customers	$1,494,736	$200,374	$140,453	$1,835,563
Intersegment	—	—	—	—
Segment profit (loss)	462,617	(46,531)	(92,243)	323,843

	Local		Internet
Three months ended	Exchange		Service
September 30, 2004	Carrier	Broadcast	Provider	Total

Revenues
External customers	$1,223,748	$218,136	$150,510	$1,592,394
Intersegment	—	—	—	—
Segment profit (loss)	225,464	(52,983)	89,448	261,929

	Three months ended		Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
Reconciliation of Segment Information	2005	2004	2005	2004

REVENUES:
Total revenues for reportable segments	$1,835,563	$1,592,394	$5,484,358	$4,847,861
Other revenues	—	—	—	—

Consolidated Revenues	$1,835,563	$1,592,394	$5,484,358	$4,847,861

PROFIT:
Total profit for reportable segments	$323,843	$261,929	$1,068,143	$996,525
Other profit (loss)	—	—	—	—

Net Income	$323,843	$261,929	$1,068,143	$996,525

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2005 and 2004 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2005 and 2004 were 31,041 and 31,203 and 31,113 and 31,378, respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various discussions and statements in this quarterly report contain forward-looking statements, which can be identified by the use of forward-looking terminology such as “expects,” “estimates,” “plans,” anticipates,” “forecasts,” “predicts,” “projects,” “believes,” “should,” “could,” or other similar expressions or variations of those words, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Cautionary Statement on Forward Looking Statements” section of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2004 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

Breda is a small provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda and its subsidiaries operate seven telephone exchanges as the incumbent or “historical” local exchange carrier (ILEC). BTC, Inc. began in October 2003 to offer competitive local exchange carrier services (CLEC) to residential and business customers in Carroll, Iowa, where Qwest is the incumbent local exchange carrier. Other telecommunications services provided include long distance services, dial-up and high speed Internet services, cable TV services, and satellite Internet services.

Operating Segments

Breda organizes its business into three reportable segments. Those segments are local exchange carrier services, broadcast services, and Internet service provider services. Breda has organized its business into those segments because the segments are each strategic business units that are managed separately and that offer different products and services in different regulatory environments.

Local Exchange Carrier Services. This segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda also provides long distance services to its customers in all of its ILEC and CLEC exchanges, and surrounding areas.

Broadcast Services. This segment provides cable television services to customers in a total of seventeen towns in Iowa and one town in Nebraska. Tele-Services, Ltd. sold its Neola, Iowa cable TV system to Walnut Telephone Co. in September 2005, so Tele-Services, Ltd. now provides cable TV service to seventeen, instead of eighteen, towns in Iowa.

Internet Services. This segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area through BTC, Inc.

The segments in which Breda and its subsidiaries operate are as follows:

Local Exchange Carrier
Breda
Prairie Telephone Co., Inc.
Westside Independent Telephone Company
BTC, Inc. (competitive local exchange carrier)

Broadcast Services
Tele-Services, Ltd.

Internet Service Provider
BTC, Inc.

Factors Affecting Breda’s Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda’s results of operations. These factors include the following:

•

The effect on Breda’s revenues of declining numbers of access lines caused by younger customer migration to cell phone usage only; technology advances allowing the provisioning of Internet (data) services on the same access line as voice service; technology advances provisioning residential and business voice services over data circuits (VOIP); and the declining population base in the rural areas served by Breda.

Breda’s strategic response to this trend includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. Breda additionally seeks to maximize its telecom industry offerings by partnering with surrounding telcos in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda has additionally undertaken to compete with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

•	The effect on Breda’s revenues from current and potential future changes in access rate regulation at the state and federal levels.

•

The effect on Breda’s revenues from rate and pricing structure, caused by the competition of multiple providers in the Carroll, Iowa market. The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the “triple play”. Customers receive local phone service, blocks of long distance service minutes, Internet services, and video services (cable TV or satellite TV) for a competitive price. Breda anticipates that the “triple play” bundled services offerings will be available from both Qwest and Mediacom, and will be a competitive factor for Breda in 2006.

Breda is presently implementing new switching capabilities for the Carroll, Iowa market that will allow Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. It will also allow Breda to look at bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services. Breda continues to modify its package offerings, and to evaluate and adjust its pricing structures in order to attempt to remain competitive.

•

The effect on Breda’s revenues from decreased customer counts for Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and cost of technology upgrades again play a role in the competition for and retention of customers. Breda continues to consolidate cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs to provide the service.

•

The effect on Breda’s revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda’s telephone exchanges. The proliferation of wireless (cell) phone usage, and the designation of new technology by the FCC as data services, instead of voice services, has not only decreased the “minutes of use” on Breda’s networks, which results in less access revenue, but it has caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers.

Breda has negotiated an interconnection agreement with five wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa and is now able to receive payments for consolidating and switching not only its own traffic, but also the traffic of two surrounding telcos.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments during, respectively, the third quarter of 2005 and the third quarter of 2004:

	Three Months Ended September 30,		% of Total Revenues for the Three Months Ended September 30,

	2005	2004	2005	2004

OPERATING REVENUES
Local exchange carrier services	$1,494,736	$1,223,748	81.4%	76.8%
Broadcast services	$200,374	$218,136	10.9%	13.7%
Internet services	$140,453	$150,510	7.7%	9.5%

	$1,835,563	$1,592,394	100.0%	100.0%

The following table summarizes Breda’s revenues on a consolidated basis from these same sources for the nine-month periods ended, respectively, September 30, 2005, and September 30, 2004.

	Nine Months Ended September 30,		% of Total Revenues for the Nine Months Ended September 30,

	2005	2004	2005	2004

OPERATING REVENUES
Local exchange carrier services	$4,444,306	$3,748,988	81.0%	77.3%
Broadcast services	$614,226	$638,915	11.2%	13.2%
Internet services	$425,826	$459,958	7.8%	9.5%

	$5,484,358	$4,847,861	100.0%	100.0%

Local Exchange Carrier Services. Breda’s revenue in this segment comes from the following sources:

1.

Local Network Services. These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to individual residential and business customers.

2.

Network Access Services. These revenues are generated from charges established to compensate Breda for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated to the customers of wireless carriers. These revenues are received from carriers such as AT&T, MCI, WorldCom, and Sprint. Breda also receives federally administered universal service support, as a result of the interstate switched access support provisions put into place by the Federal Communications Commission. The Universal Services Fund was started as a mechanism to promote phone service accessibility for everyone at affordable rates and comparable service. The access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

3.

Long Distance Services. Breda generates revenues for providing long distance services to its customers. This revenue category includes fees related to the provision of directory assistance and operator assistance services.

4.

Cellular Services. Breda is a partner in, and an agent for, the U.S. Cellular service area in Iowa. As an agent for U.S. Cellular, Breda generates commission revenue from the sale of the wireless calling plans offered by U.S. Cellular to its customers. Breda also generates revenue from the sale of phones and accessories needed to receive wireless phone service.

5.

Billing and Collection Services. Breda receives revenue for performing billing and collection services for long distance carriers. Breda receives a minimal percentage of the long distance call dollars that Breda receives and processes through its customer billing system. The customer receives one bill, which includes both local and long distance charges instead of receiving a separate bill from their long distance carrier.

6.

Miscellaneous. Phone-related services generated by Breda include revenues from directory publishing, directory advertising, inside line care, the sale and maintenance of customer premise equipment, the sale and maintenance of phone systems, and the sale of pager services. A significant revenue source is the rental of Breda’s fiber optic toll trunks to other telecommunication providers.

Broadcast Services. Revenues are generated in this segment for the monthly fees charged to customers for basic and premium cable TV services.

Internet Services. Monthly dial-up and high-speed Internet access services fees billed to residential and business customers generate the bulk of this segment’s revenue. Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees. Revenue generated through the offering of a new satellite Internet service in September 2005 is also included in Internet Services revenues.

Operating Expenses

Operating Expense Categories.

Breda’s operating expenses are categorized as cost of services; depreciation and amortization; and selling, general and administration.

Cost of Services. This category includes expense for salaries and wages relating to plant operation and maintenance; network access costs; long distance provisioning costs; salary, wage, equipment, training, and advertising costs for cellular and retail services; postage; utilities; and Internet service provisioning costs.

Depreciation and amortization. This category of costs includes depreciation of the telecommunication equipment and network; Internet services equipment; cable TV programming equipment and transmission equipment; buildings; and amortization of intangible assets.

Selling, General and Administration. This category includes expenses for legal and accounting services; wages and benefits; contract service payments; travel, meals and lodging; investment fees; board of director fees and expense reimbursements; insurance premiums; supplies;

advertising and promotion costs; dues and subscriptions; property taxes; and all customer service operations, marketing and sales operations, and administrative operations costs.

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Operating revenues	100%	100%	100%	100%
Cost of services	51%	45%	48%	42%
Depreciation and amortization	12%	17%	13%	16%
Selling, general and administrative	28%	35%	27%	30%

Operating income	9%	4%	12%	11%
Other income (expenses)	19%	22%	18%	21%

Net income	18%	16%	19%	21%

Three Months Ended September 30, 2005 and 2004

The table below sets forth the components of Breda’s revenues for the three months ended September 30, 2005, compared to the same period in 2004.

	Three Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$212,381	$192,117	20,264	10.5%
Network access services	$768,840	$588,139	180,701	30.7%
Long distance services	$80,437	$64,137	16,300	25.4%
Cellular services	$351,170	$304,368	46,802	15.4%
Billing and collection services	$6,335	$6,883	(548)	-8.0%
Miscellaneous	$75,573	$68,104	7,469	11.0%

	$1,494,736	$1,223,748	270,988	22.1%

Broadcast Services	$200,374	$218,136	(17,762)	-8.1%

Internet services	$140,453	$150,510	(10,057)	-6.7%

	$1,835,563	$1,592,394	243,169	15.3%

There was an increase in total operating revenues for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004, of $243,169, or 15.3%.

Local Exchange Carrier Services - $270,988

Local exchange carrier services revenues accounted for 81.4% of all operating revenue in the three-month period ended September 30, 2005. There was a $270,988, or 22.1%, increase in local exchange carrier services revenues for the three-month period ended September 31, 2005, when compared to the three-month period ended September 30, 2004.

Local network services revenues increased $20,264, or 10.5%, for the three months ended September 30, 2005, as compared to the same period in 2004, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, IA. Breda’s long distance services revenue also increased $16,300, or 25.4%, for the three months ended September 30, 2005, as compared to the three-month period ended September 30, 2004, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $180,701, or 30.7%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers. While the overall payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic, Breda has received settlement payments going back to April 1999 from two of the carriers. There was no corresponding access revenue from wireless carriers during the three-month period ended September 30, 2004. Breda’s access revenue has also increased because of its increased customer base taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $46,802, or 15.4%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. This increase was a direct reflection of the 20.5% increase in customers served by Breda’s retail locations during this time period.

Broadcast Services – ($17,762)

Broadcast services decreased $17,762, or 8.1%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. Breda’s subsidiary, Tele-Services, Ltd. continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, which allowed it to combine its Sidney and Riverton cable TV head ends. Breda continues to explore other consolidation opportunities in its cable TV communities in order to reduce its operating costs through consolidation of equipment and maintenance costs. Rate increases will be implemented in November 2005 for the one community that received additional channels from the consolidation of head ends. During the third quarter of 2005, Breda upgraded its software and operating systems on its local channel equipment and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – ($10,057)

Internet services revenue decreased $10,057, or 6.7%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. The decrease is directly attributable to the decrease in BTC, Inc.’s Internet service customer base, which is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. However, Breda was forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the three-month period ended September 30, 2005.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended September 30, 2005, compared to the same period in 2004.

	Three Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OPERATING EXPENSES
Cost of services	$942,638	$712,276	$230,362	32.3%
Depreciation and amortization	$220,691	$265,088	$(44,397)	-16.7%
Selling, general and administration	$509,324	$555,411	$(46,087)	-8.3%

	$1,672,653	$1,532,775	$139,878	9.1%

Cost of Services - $230,362

Cost of services increased $230,362, or 32.3%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. As a result of customer growth in competitive local exchange carrier access lines, long distance services, and cellular services, the provisioning costs, which include labor and benefits, increased $145,394. While overall customer growth declined for Breda’s Internet services and cable TV services, Breda continues to experience programming fees increases for its cable TV offerings, and had additional start-up costs with the roll-out of its satellite Internet service, and some preparation costs for the roll-out of it ADSL flavor of high speed Internet in the last quarter of 2005. Breda is allocating a portion of shared provisioning costs between its CLEC operation and its Internet services operation.

Depreciation and Amortization – ($44,397)

Depreciation and amortization expense decreased $44,397, or 16.7%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. Some of Breda’s plant assets are fully depreciated, which is reflected in the depreciation expense decrease for the three-month period ended September 30, 2005. Breda will have over $1,000,000 in new switch plant assets in its CLEC operations and Emergency Alert Equipment in its cable TV operations, which will become operational in the fourth quarter of 2005, and will generate additional depreciation expense at the time the equipment is put into service.

Selling, General and Administration – ($46,087)

Selling, general and administration expenses decreased $46,087, or 8.3%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. While property tax expense increased $23,510, or 37.8%, during the three-month period ended September 30, 2005, when compared to the same period in 2004, this increase was offset by decreased wage and benefits costs from decreased staffing in the Customer Service department and decreased outside consulting services.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2005, compared to the same period in 2004.

	Three Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OTHER INCOME (EXPENSES)
Interest and dividend income	$69,375	$51,802	$17,573	33.9%
Interest expense	$(28,623)	$(31,362)	$2,739	-8.7%
Income from equity investments	$280,177	$346,954	$(66,777)	-19.2%
Other, net	$36,341	$(10,975)	$47,316	-431.1%

	$357,270	$356,419	$851	0.2%

Interest and Dividend Income. Interest and dividend income increased $17,573, or 33.9%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. This increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income, and from an increase in interest rates earned on investments.

Interest Expense. The $2,738, or 8.7%, decrease in interest expense for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004, is the result of a reduced Rural Telephone Finance Cooperative loan balance on which interest is figured because all scheduled principal payments have been made. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments decreased $66,777, or 19.2%, for the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the three-month period ended September 30, 2005 is a reflection of the net increases and decreases in the net operating income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda’s equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Because of competition from other wireless carriers, more free evening and week-end minutes are being included for the same base rate in the customer package offerings, which has also decreased the overall service revenues in these cellular partnerships.

Other, Net.  Other net income increased $47,317, or 431.1%, for the three months ended September 30, 2005, when compared to the three-month period ended September 30, 2004. Breda realized a $33,304 gain on the sale of its Neola, Iowa cable TV system in September 2005, for which there was no corresponding entry during the three-month period ended September 30, 2004. Breda also began leasing space on two towers to cellular providers during 2005, and for which there would be no corresponding revenue for the three-month period ended September 30, 2004. Miscellaneous installation work for residential and business customers has also increased during the three-month period ended September 30, 2005, when compared to the three-month period ended September 30, 2004.

Income Tax Expense.  Income taxes increased $42,228, or 27.4%, for the three-month period ended September 30, 2005, when compared to the same period in 2004. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate in 2005 is 37.7%, compared to a 37.0% tax rate in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from state income tax.

Net Income. Net income increased $61,914, or 23.6%, for the three-month period ended September 30, 2005, when compared to the same period in 2004.

Nine Months Ended September 30, 2005 and 2004

The table below sets forth the components of Breda’s revenues for the nine months ended September 30, 2005, compared to the same period in 2004.

	Nine Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$622,134	$543,547	78,587	14.5%
Network access services	$2,303,430	$1,993,094	310,336	15.6%
Long distance services	$199,415	$148,016	51,399	34.7%
Cellular services	$1,073,601	$843,821	229,780	27.2%
Billing and collection services	$16,506	$20,330	(3,824)	-18.8%
Miscellaneous	$229,220	$200,180	29,040	14.5%

	$4,444,306	$3,748,988	695,318	18.5%

Cable television services	$614,226	$638,915	(24,689)	-3.9%

Internet services	$425,826	$459,958	(34,132)	-7.4%

	$5,484,358	$4,847,861	636,497	13.1%

There was an increase in total operating revenues for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004, of $636,497, or 13.1%.

Local Exchange Carrier Services - $78,587

Local exchange carrier services revenues accounted for 81.0% of all operating revenue in the nine-month period ended September 30, 2005. There was a $695,318, or 18.5%, increase in local exchange carrier services revenues for the nine-month period ended September 31, 2005, when compared to the nine-month period ended September 30, 2004.

Local network services revenues increased $78,587, or 14.5%, for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, IA. Breda’s long distance services revenue also increased $51,399, or 34.7%, for the nine months ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $310,336, or 15.6%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda began offering its Internet services to its phone customers in southern Iowa in the latter part of 2004, so there would be no corresponding network access revenue during the nine-month period ended September 30, 2004. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers. While the overall payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic, Breda has received settlement payments going back to April 1999 from two of the carriers. There was no corresponding access revenue from wireless carriers during the nine-month period ended September 30, 2004. Breda’s access revenue has also increased because of its increased customer base, and particularly the Carroll, IA, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $229,780, or 27.2%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. This increase was a direct reflection of the 29.0% increase in customers served by Breda’s retail locations during this time period.

Broadcast Services – ($24,689)

Broadcast services decreased $24,689, or 3.9%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. Breda’s subsidiary, Tele-Services, Ltd. continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, which allowed it to combine its Sidney and Riverton cable TV head ends. Breda continues to explore other consolidation opportunities in its cable TV communities in order to reduce its operating costs through consolidation of equipment and maintenance costs. Rate increases will be implemented in

November 2005 for the one community that received additional channels from the consolidation of head ends. During the third quarter of 2005, Breda upgraded its software and operating systems on its local channel equipment and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – ($34,132)

Internet services revenue decreased $34,132, or 7.4%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. The decrease is directly attributable to the decrease in BTC, Inc.’s Internet service customer base, which is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. However, Breda was forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the nine-month period ended September 30, 2005.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the nine months ended September 30, 2005, compared to the same period in 2004.

	Nine Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OPERATING EXPENSES
Cost of services	$2,623,799	$2,047,469	$576,330	28.1%
Depreciation and amortization	$686,307	$765,518	$(79,211)	-10.3%
Selling, general and administration	$1,500,985	$1,478,262	$22,723	1.5%

	$4,811,091	$4,291,249	$519,842	12.1%

Cost of Services - $576,330

Cost of services increased $576,330, or 28.1%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. As a result of customer growth in competitive local exchange carrier access lines, long distance services, and cellular services, the provisioning costs, which include labor and benefits, increased $367,486. While overall customer growth declined for Breda’s Internet services and cable TV services, Breda continues to experience programming fees increases for its cable TV offerings, and had additional start-up costs with the roll-out of its satellite Internet service, and some preparation costs for the roll-out of it ADSL flavor of high speed Internet, which will be launched in the last quarter of 2005. Breda is allocating a portion of shared provisioning costs between its CLEC operation and its Internet services operation.

Depreciation and Amortization – ($79,211)

Depreciation and amortization expense decreased $79,211, or 10.3%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. Some of Breda’s plant assets are fully depreciated, which is reflected in the depreciation expense decrease for the nine-month period ended September 30, 2005. Breda will have over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in its cable TV operations, which will become operational in the fourth quarter of 2005, and will generate additional depreciation expense at the time the equipment is put into service.

Selling, General and Administration – ($22,723)

Selling, general and administration expenses decreased $22,723, or 1.5%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. While property tax expense increased $34,102, or 26.4%, during the nine-month period ended September 30, 2005, when compared to the same period in 2004, this increase was offset by decreased wage and benefits costs from decreased staffing in the Customer Service department and decreased outside consulting services.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2005, compared to the same period in 2004.

	Nine Months Ended September 30,		Change

	2005	2004	Amount	Percentage

OTHER INCOME (EXPENSES)
Interest and dividend income	$267,374	$212,678	$54,696	25.7%
Loss on note receivable impairment	$—	$(75,000)	$75,000	-100.0%
Interest expense	$(87,963)	$(96,044)	$8,081	-8.4%
Income from equity investments	$790,420	$977,573	$(187,153)	-19.1%
Other, net	$25,880	$(15,540)	$41,420	-266.5%

	$995,711	$1,003,667	$(7,956)	-0.8%

Interest and Dividend Income. Interest and dividend income increased $54,696, or 25.7%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. This increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income.

Loss on Note Receivable Impairment. There was a positive adjustment to Other Income (Loss) for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. A $75,000 loss on a note receivable to Desk Top Media, L.L.C. had been recorded during the nine-month period ended September 30, 2004. Since there is no corresponding entry during the nine-month period ended September 30, 2005, there is a positive $75,000 adjustment when comparing the two nine-month periods.

Interest Expense. The $8,081, or 8.4%, decrease in interest expense for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30,

2004, is the result of the declining Rural Telephone Finance Cooperative loan balance on which interest is figured because all scheduled principal payments have been made. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments decreased $187,153, or 19.1%, for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the nine-month period ended September 30, 2005 is a reflection of the net increases and decreases in the net operating income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda’s equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Because of competition from other wireless carriers, more free evening and week-end minutes are being included for the same base rate in the customer package offerings, which has also decreased the overall service revenues in these cellular partnerships.

Other, Net. Other net income increased $41,420, or 266.5%, for the nine months ended September 30, 2005, when compared to the nine-month period ended September 30, 2004. Breda realized a $33,304 gain on the sale of its Neola, Iowa cable TV system in September 2005, for which there was no corresponding entry during the nine-month period ended September 30, 2004. Breda also began leasing space on two towers to cellular providers during 2005, and for which there would be no corresponding revenue for the nine-month period ended September 30, 2004. Miscellaneous installation work for residential and business customers has also increased during the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004.

Income Tax Expense. Income taxes increased $108,699, or 7.0%, for the nine-month period ended September 30, 2005, when compared to the same period in 2004. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate in 2005 is 36.0%, compared to a 36.1% tax rate in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from state income tax.

Net Income. Net income increased $71,618, or 7.2%, for the nine-month period ended September 30, 2005, when compared to the same period in 2004.

Liquidity and Capital Resources

Breda’s short-term and long-term liquidity requirements arise primarily from: working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2005 and 2004, cash provided by operating activities was $1,892,886 and $1,517,528, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving line of credits with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s consolidated debt to equity ratio is 9.1%. Comparable ratios within the industry for companies with a similar number of consolidated access lines would be 21%. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments would be evaluated on their own merits for cash and revenue production, and if the return on investment was sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of September 30, 2005, and December 31, 2004.

	As of

	September 30, 2005	December 31, 2004

Short-Term Liquidity
Current Assets	$2,513,871	$2,344,963
Current Liabilities	$(1,073,621)	$(703,508)

Net Working Capital	$1,440,250	$1,641,455

Cash and Cash Equivalents	$692,309	$1,036,804
Short Term Marketable Securities	$753,563	$232,645
Available on Line of Credit	$2,000,000	$2,000,000

The increase in current liabilities from December 31, 2004 to September 30, 2005 is primarily due to the receipt of invoices for the payment of plant under construction costs for the switch installation in the Carroll CLEC exchange, and for other capital projects, that will be paid after September 30, 2005. Dollars added to accounts payable for these plant under construction and new equipment expenditures totaled $171,256. Accrued taxes also increased current liabilities by $124,149 as of September 30, 2005, and was primarily the result of the 23.5% increase in property taxes resulting from new property assessments implemented by county assessors. The amount Breda will pay in the future based on the new assessed rates has been accrued for the time period July 1, 2004 through September 30, 2005.

The following table summarizes Breda’s sources and uses of cash for the nine months ended September 30, 2005 and 2004.

	For the Nine Months Ended September 30,

	2005	2004

Net Cash Provided (Used)
Operating Activities	$1,892,886	$1,517,528
Investing Activities	$(1,856,801)	$(1,208,852)
Financing Activities	$(380,580)	$(357,442)

For the nine months ended September 30, 2005 and 2004, cash provided by operating activities was $1,892,886 and $1,517,528, respectively.

Cash used in investing activities increased $647,949 for the nine-month period ended September 30, 2005, when compared to the nine-month period ended September 30, 2004, and is mainly attributable to the purchase of a new switch in Breda’s CLEC community of Carroll, Iowa.

During the third quarter of 2005, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. With Prairie Telephone’s initial purchase of 5,000 units for $200,000 in March 2005, Prairie Telephone now has a 9.75% interest in Bug Tussell Wireless, L.L.C.

Cash used in financing activities was $380,580 for the nine-month period ended September 30, 2005, and $357,442 for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, cash was used to repay $114,552 of long term debt, to pay dividends to the shareholders of $7 per share totaling $218,190, and to redeem common stock for $47,838. Breda used cash during the nine-month period ended September 30, 2004 to repay $107,240 of Rural Telephone Finance Cooperative long term debt, to pay dividends to shareholders of $3 per share totaling $94,479, and to redeem common stock for $155,723.

Long Term Debt

As of September 30, 2005, Breda had outstanding $1,518,909 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

The security and loan agreements underlying the Rural Telephone Finance Cooperative notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. Breda is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Telephone Finance Cooperative note holders, unless Breda’s minimum net worth exceeds 40% and distributions are limited to certain levels of prior year cash margins. In addition, Breda is required to achieve a debt service coverage ratio of not less than 1.25 to 1 and a times interest earned ratio of not less than 1.5 to 1.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2005, capital expenditures were $1,031,403.

Breda’s contractual obligations as of September 30, 2005 are:

September – December 2005	$39,461
2006	$164,513
2007	$175,729
2008	$187,710
2009	$200,507
2010 and After	$750,989

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda’s foreseeable operational, capital expenditure, and debt service requirements. However, Breda’s actual cash needs and the availability of required funding may differ from Breda’s expectations and estimates, and those differences could be material. Future capital requirements would depend on many factors, including, among others, the demand for Breda’s services in Breda’s existing markets and regulatory, technological and competitive developments.

Off-Balance Sheet Risk and Concentration of Credit Risk

Breda has no off-balance sheet exposure or risk.

Breda has certain financial instruments which could potentially subject Breda to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

Breda adheres to its investment policy, which allows investments in:

a.	Securities issued or guaranteed by the U.S. Government or its agencies.

b.	Corporate or municipal bonds rated A or better by a major rating service.

c.	Money market funds investing in U.S. Government, U.S. Agency or highly rated municipal securities.

Recent Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154’s retrospective application requirement replaces APB No. 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (as of January 1, 2006, for Breda). Breda does not expect adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

Regulatory and Industry Matters

Access charge revenues constitute a substantial part of Breda’s consolidated revenues, and the regulation of access charge rates by the Federal Communications Commission (FCC) and the Iowa Utilities Board (IUB) creates a material risk to Breda and its subsidiaries.

The FCC currently has an open docket on inter-carrier compensation, which was initiated to identify a unified approach to intercarrier compensation. The current intercarrier compensation system distinguishes between different types of carriers and services, such as local and long-distance or wireless and wireline, and the FCC has indicated that the FCC plans to replace the current system with a unified intercarrier compensation system. The FCC initiated a rule making proceeding to consider this matter and the questions that the FCC are examining include the effect that any change in the compensation system will have on consumers and the universal service fund. The FCC has indicated that it will be particularly receptive to any plans that offer expanded choices and lower rates to rural consumers. Breda continues to work with two Iowa industry associations in reviewing and submitting comments on the various proposals before the FCC.

The National Exchange Carrier Association (NECA) filed updates to the FCC Tariff No. 5 that became applicable to interstate traffic on July 1, 2005. This tariff is Breda’s legal billing authority for its interstate access service charges. The rates in this tariff are normally updated twice a year and become effective on July 1st and January 1st of each year. The tariffed rates effective July 1, 2005, reflected an overall 10.2% decrease in the traffic sensitive switched access category, and a 12.3% decrease in the traffic sensitive special access category. The ITA also submitted the NECA Access Service Tariff Number 1 changes to the IUB on July 11, 2005, and these intrastate access charge rates became effective on September 1, 2005. Since the intrastate access charge rates are also based on the NECA interstate access charge rates, Breda will experience a decrease in its network access revenue for both interstate and intrastate access revenue.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the IUB regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. Breda does not believe, however, that it is possible to predict at this time whether intrastate access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda’s operating income. Breda does, however, anticipate continuing pressure for the lowering of intrastate access charge rates.

Universal service funding is also an important part of Breda’s consolidated revenues, and the regulation of universal service funding by the FCC is another area of material risk to Breda and its subsidiaries. The universal service funds are also now being paid to more telecommunications providers than in the past. Breda anticipates that there may be changes in the future on how universal service funds are disbursed among the numerous eligible telecommunications providers.

Another revenue recovery issue present in the industry since April of 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area. Breda and other local exchange carriers were not receiving payment for the termination of this wireless traffic over their networks to the end user.

The primary result of numerous industry negotiations and actions was Breda’s entering into agreements with Sprint, US Cellular, i-wireless, and Midwest Wireless for each of Breda, Prairie Telephone, Westside Independent and BTC, Inc. The agreements with Sprint, US Cellular and i-wireless became effective as of May 1, 2004, and the Midwest Wireless agreement became effective January 27, 2005. Breda also entered into an agreement with Verizon for each of Breda, Prairie Telephone and Westside Independent on June 1, 2005, but the agreements were made retroactively effective as of May 1, 2004. Verizon would not sign an agreement with BTC, Inc. because BTC, Inc. is a competitive local exchange carrier. The agreements generally provide for compensation for the termination of wireless traffic only on a going forward basis. The agreements also provide for significantly less revenue per minute, compared to receiving interstate access revenue, and are reciprocal compensation agreements, which means generally that each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier’s network facilities of wireless traffic that originates on the network facilities of the other carrier.

Breda was notified on July 19, 2005, and on September 2, 2005, that the ITA Wireless Termination Team had reached an agreement with Verizon Wireless and U. S. Cellular, respectively, for payment of past compensation for minutes terminated from April 1999 through March 31, 2004. Breda subsequently signed these agreements for each of Breda, Prairie Telephone and Westside Independent. Breda’s portion of the total compensation package of over $700,000 that Verizon Wireless agreed to pay was $20,190. Breda and its subsidiaries should receive $4,073 out of the estimated $900,000 that U.S. Cellular has agreed to pay to Iowa local exchange carriers and competitive local exchange carriers. Breda does not anticipate recovering any compensation for the termination of wireless traffic for any time periods prior to the date of its agreements with the other wireless carriers.

Telephone services providers like Breda, Prairie Telephone, Westside Independent and BTC, Inc. are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone, Westside Independent and BTC, Inc. because they open up Breda, Prairie Telephone, Westside Independent and BTC, Inc. to competition that they were not subject to in the past.

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

There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa, and Breda anticipates that more of those types of filings will be made by other telephone companies. To date, however, no company has chosen to compete in any of Breda’s, Prairie Telephone’s or Westside Independent’s service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2005 is small.

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2005 and in 2006. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, has expressed an intention to provide a phone service offering through Mediacom’s partnership with Sprint. Mediacom filed and has received approval on the service territory maps and exchange tariffs from the IUB. The IUB also granted MCC a certificate of public convenience to offer service in numerous areas throughout Iowa. Breda believes that Mediacom and MCC will roll out their voice offering along with a high-speed internet offering in the Carroll, Iowa market in the very near future. Mediacom now has packaged offerings available according to its marketing material.

Breda also anticipates that it will face new competition from other providers of newer VoIP (voice over internet protocol) technologies, such as Vonnage and Skype, in all of its exchanges. Breda anticipates that Mediacom’s and any such other offerings will result in a reduction of revenue. A reduction in revenue will also result if any other telephone companies at some point determine to provide services in any of Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s service areas.

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

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product.For example, Breda began offering a dial-up accelerator product in June 2004, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed.In May 2005, Breda began to offer its dial-up and high-speed Internet customers a value-added product, which eliminates customer problems due to Internet security threats. This product is fully-automated and integrated, and protects against viruses, spyware, popups, and automatically installs tested Microsoft Security patches, and performs diskeeper functions. Breda anticipates that there will be good future demand for this product from its Internet customers.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was so that Breda would have a means to provide high speed Internet service to its rural customers who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members, such as Breda. Breda also entered into an agreement with DIRECTV, Inc. to offer direct broadcast satellite service (video) in conjunction with its satellite Internet service. The Anik F2 satellite was launched by August 30, 2004. The testing for Breda’s gateway was completed by June 30, 2005, but Breda and the rest of the distributors were delayed in the rollout of this product because of equipment shortages. Breda’s marketing campaign originated on September 1, 2005, and Breda has received good response to this service, and has installed over 25 units.

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

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. On September 17, 2003, Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C.

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

In March 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, which gave Prairie Telephone a 7.87% ownership interest. In July 2005, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. Prairie Telephone now has a 9.75% interest in Bug Tussel Wireless, L.L.C. Bug Tussle Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services.

The American Cable Association effectively lobbied the FCC for an amendment to waivers previously granted to cable television systems to extend the deadline to install Emergency Alert System equipment from October 1, 2005, to March 1, 2006. Tele-Services had received the initial 36-month extension, and all equipment and program modifications on all of Tele-Services’ cable TV systems were implemented by the original October 1, 2005 extension date.

Item 3.	Controls and Procedures.

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

No change in Breda’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda’s property was subject, other than for any routine litigation, if any, that was incidental to its business. As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its property.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not issue any shares of its common stock during the period of July 1, 2005 through September 30, 2005.

The following table provides information regarding Breda’s purchases of its common stock from shareholders during the period of July 1, 2005 through September 30, 2005.

             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Month #1 (July 1, 2005-July 31, 2005)	-0- Shares of Common Stock	N/A	-0-	-0-

Month #2 (August 1, 2005 – August 31, 2005)	10 Shares of Common Stock	$357 per Share[2]	-0-	-0-

Month #3, (September 1, 2005-September 30, 2005)	2 Shares of Common Stock	$357 per Share[2]	-0-	-0-

Total	12	--	-0-	-0-

[1]

All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Amended and Restated Articles of Incorporation, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

[2]

All of the shares of common stock were purchased by Breda at the $357 per share redemption price that was announced by the board of directors at, and which became effective at, the May 17, 2005 annual meeting of Breda’s shareholders.

There were 4 transfers of shares of Breda’s common stock during the period of July 1, 2005 through September 30, 2005 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. One transfer involved 2 shares, which were sold for $357 per share, and another transfer involved 16 shares, which were sold for $367 per share. The remaining two transfers involved the transfer of 92 shares and 2 shares, respectively, and were gifts between family members with no money being exchanged.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2005 through September 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2005 through September 30, 2005.

Item 5.	Other Information.

There were no material changes during the period of July 1, 2005 through September 30, 2005 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

Date: November 14, 2005.	By:	/s/ Robert Boeckman

Robert Boeckman, Chief Operations Officer and Co-Chief Executive Officer

Date: November 14, 2005.	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer and Co-Chief Executive officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended September 30, 2005
BREDA TELEPHONE CORP.

Description of Exhibit			Page

3.	Articles of Incorporation and Bylaws

	3.1	Amended and Restated Articles of Incorporation of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda’s Registration Statement on Form 10-SB, and incorporated herein by this reference.)

3.2

Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2004 and filed August 13, 2004, and incorporated herein by this reference.)

10.	Material Contracts

10.1

Employment Agreement dated July 1, 2003 between Breda and Robert Boeckman. (Filed as Exhibit 10.1 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

10.2

Employment Agreement dated July 1, 2003 between Breda and Jane Morlok. (Filed as Exhibit 10.2 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Chief Operations Officer and Co-Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer and Co-Chief Executive Officer	E-2

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Operations Officer and Co-Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer and Co-Chief Executive Officer	E-4

*Included with this filing.