Form 10KSB
period 2005-12-31
BREDA TELEPHONE CORP
filed 2006-04-17
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 0-26525

BREDA TELEPHONE CORP.
(Name of small business issuer in its charter)

Iowa	42-0895882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 East Main, P.O. Box 190, Breda, Iowa	51436
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (712) 673-2311

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

          Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

          Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          State registrant’s revenues for its most recent fiscal year: $7,452,514

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $11,039,868, as of March 1, 2006. The registrant’s stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant’s stock for this purpose has been based upon the current $357 per share redemption price of the registrant’s stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

          State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 31,023 shares of common stock, no par value, at March 1, 2006.

          Transitional Small Business Disclosure Format (check one):          Yes ☐ No ☒

Cautionary Statement on Forward Looking Statements.

          Various Items in this annual report, including Item 1 and Item 6, contain forward-looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations and cash flow; business, growth and acquisition opportunities and strategies; management’s plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as “expects,” “estimates,” “plans,” “will,” “anticipates,” “contemplates,” “forecasts,” “predicts,” “projects”, “prospects”, “possible,” “hopeful,” “intends,” “believes,” “seeks,” “should,” “thinks,” “objectives” and other similar expressions or variations of those words or those types of words help identify forward looking statements.

          Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Breda disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

          Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and nearly all of which are beyond the control of Breda and its management. It is not possible to predict or identify all such factors, risks and uncertainties, but some of the factors, risks and uncertainties affecting forward looking statements include, but are not limited to, the following:

•

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

•

technological advances in the telecommunications, cable and related industries, which are always occurring and at an ever increasing rate, and any one or more of which may replace or otherwise adversely affect in a material way the existing technologies utilized by Breda and its subsidiaries;

•	changes in employee relations, including the loss of a key employee or employees;

(i)

•

industry conditions and occurrences, including bankruptcies and insolvencies of long distance carriers, and consolidations in the telecommunications and cable industries, which generally result in competitors which are larger and better financed and with greater geographic reach, allowing them to compete over broader areas and more effectively;

•	economic conditions at the national, regional and local levels, which are always somewhat uncertain given that many different tangible and intangible factors and occurrences can affect the economy;

•	political conditions and occurrences at the international, national, regional and local levels, including rumors about, or threats and/or acts of, terrorism or war;

•	the general emotions and psychology of the economy, the markets and consumers, which can at times seem to be totally unrelated to actual economic or market conditions or other more tangible factors;

•	litigation;

•	inaccurate assumptions or predictions by management;

•	the ability to enter into and maintain agreements which are necessary to provide services, and on terms which are favorable to Breda;

•	ever increasing costs and expenses which are necessary to Breda’s and its subsidiaries’ businesses but which are outside of Breda’s control, such as health and other insurance costs;

•	new third parties entering into Breda’s or any of its subsidiaries’ marketing or service areas;

•

acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches;

•	the risks associated with technological requirements, technology substitution and changes and other technological developments;

•	changes in or more governmental laws, rules, regulations or policies;

(ii)

•

reductions in or other changes to governmental programs assisting or affecting the telecommunications, cable and related industries, and in particular programs which aid providers of those services to rural areas;

•	the continued availability of financing, and on terms which are favorable to Breda, and the cost of financing and consequences of leverage; and

•

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

Breda’s principal business is still providing telephone services. Telephone services are also provided by three of Breda’s wholly owned subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and BTC, Inc. A total of eight Iowa towns and their surrounding rural areas currently receive telephone services from Breda, Prairie Telephone, Westside Independent or BTC, Inc.

Prairie Telephone is an Iowa corporation that was incorporated in 1968.

Westside Independent is an Iowa corporation that was incorporated in 1957. Breda acquired the stock of Westside Independent in June, 1998.

BTC, Inc. is an Iowa corporation that was incorporated in 1997. BTC, Inc. has provided internet access services in the Carroll, Iowa market area since 1997. BTC, Inc. also provides internet access services to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. BTC, Inc. has provided long distance services in the Carroll, Iowa market area since July, 2000, and local telephone services since October, 2003. BTC, Inc. provides the local telephone services through leased loops from the incumbent local exchange carrier in the Carroll, Iowa area. BTC, Inc. also provides long distance services to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for long distance services. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone.

Tele-Services, Ltd. is also a wholly owned subsidiary of Breda. Tele-Services provides cable television services to seventeen towns in Iowa and one town in Nebraska. Tele-Services provided cable television services to eighteen towns in Iowa until October 1, 2005, when it sold its Neola, Iowa cable system to Walnut Telephone Company. Tele-Services is an Iowa corporation that was incorporated in 1983.

Breda’s and its subsidiaries’ telephone, internet services and cable television businesses are discussed in more detail below. Some of the other miscellaneous business operations of Breda and its subsidiaries are also discussed below.

Local Exchange Carrier Services.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. provide telephone services to the following eight Iowa towns and their surrounding rural areas:

•	Breda, Iowa	•	Pacific Junction, Iowa
•	Lidderdale, Iowa	•	Yale, Iowa
•	Macedonia, Iowa	•	Westside, Iowa
•	Farragut, Iowa	•	Carroll, Iowa

All of the towns are in central and southern Iowa.

Breda provides services to Breda, Lidderdale and Macedonia. Prairie Telephone provides services to Farragut, Pacific Junction and Yale. Westside Independent provides services to Westside, and BTC, Inc. provides services to Carroll. The surrounding rural areas that are served are those within approximately a ten-mile to fifteen-mile radius of each of the towns.

The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2005, they were serving approximately 3,374 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

BTC, Inc.’s principal revenue sources in 2005 were from providing Internet services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.’s Carroll, Iowa local calling area. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent. As noted above, BTC, Inc. did not offer local telephone services until October of 2003.

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

As indicated above, the IUB regulates or has the authority to regulate many aspects of Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s telephone businesses. The material areas of regulation are as follows:

•

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are treated as “service regulated” telephone companies by the IUB, which means that they must comply with the IUB’s rules and regulations regarding the quality of the services and facilities provided to subscribers. The regulations establish minimum standards of quality for the services and facilities provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. Their existing services and facilities meet those standards. The regulations also require them to maintain and repair their existing facilities as necessary in order to continue to meet at least those minimum standards. The regulations also establish time frames within which Breda, Prairie Telephone, Westside Independent and BTC, Inc. must respond to requests for services from their subscribers. The regulations can be amended to increase the minimum standards or to require that additional services be made available to subscribers. Past amendments have not, however, caused any material difficulties for Breda, Prairie Telephone, Westside Independent or BTC, Inc.

•

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

•

The IUB has designated Breda, Prairie Telephone and Westside Independent as “eligible telecommunications carriers.” This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. The 1996 Telecom Act mandated goals of universal service to promote the availability of quality services at just, reasonable, and affordable rates; increase access to advanced telecommunications services throughout the nation; advance the availability of such services to all consumers, including those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas. Four funding programs within universal services funding are broken out to meet these goals: High Cost; Schools and Libraries; Low Income; and Rural Healthcare. Breda, Prairie Telephone and Westside Independent were able to obtain the eligible telecommunications carriers designation because they are able to provide services defined in the Iowa Administrative Code, Utilities Division 199, Chapter 39, as services supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. They received universal services funding of approximately $806,146 in the aggregate in 2003, $814,188 in the aggregate in 2004 and $829,818 in the aggregate in 2005. Breda anticipates receiving High Costs program and Low Income program universal services funding in 2006 in an amount comparable to that received in 2005.

BTC, Inc. has been designated as an “eligible telecommunications carrier” by the IUB. BTC, Inc. does not, however, receive High Cost universal service funding because BTC, Inc., as a competitive local exchange carrier in the Carroll, Iowa market, would only be eligible to receive High Cost universal service funds if the incumbent local exchange carrier (Qwest) receives those funds. Since Qwest does not receive universal service funding for the Carroll, Iowa market, BTC, Inc. is not eligible for the High Costs universal service funding program. BTC is however able to be reimbursed for the Low Income universal service funding program.

•

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are currently treated as rural telephone companies under the Telecommunications Act of 1996. This treatment may at times exempt them from some of the interconnection and other duties which are imposed on other telephone companies that might make it easier for potential competitors to compete with those companies. The IUB may withhold this exemption, however, if it finds that a request by a potential competitor for interconnection with Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s networks is not unduly economically burdensome, is not technically unfeasible, and would not affect the provision of universal service. It is not possible to predict whether a competitor will ever request interconnection or whether the request would be granted by the IUB. If a request is made and the IUB withholds this exemption, however, Breda, Prairie Telephone, Westside Independent and BTC, Inc. would face competition in providing telephone services that they have not faced in the past.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

•

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

•

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

•

The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent, and a material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda’s revenues. The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC’s determination. It is therefore not possible to predict how the FCC will allocate the support payment funding in any year, and the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, they received, in the aggregate, support payment funding of $1,421,167 in 2003, $1,495,150 in 2004 and $1,646,878 in 2005. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. BTC, Inc. does not receive support payment funding from the National Exchange Carriers Association because BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier.

The regulation of access charge rates is an area of particular concern to Breda because a substantial amount of Breda’s total consolidated revenues are derived from access charge revenues. Breda, Prairie Telephone, Westside Independent and BTC, Inc. receive access charge revenues from long distance carriers (sometimes referred to in the telephone industry as “inter-exchange carriers” or “IXCs”) for providing intrastate and interstate exchange services to those long distance carriers. In more basic terms, they receive access charge revenues for originating and terminating long distance calls made and received by their subscribers. The FCC determines the access charge rate that can be charged for interstate long distance calls. The FCC can change those rates at any time, and the more recent changes have lowered access charge rates.

In a press release issued on February 10, 2005, the FCC announced plans to replace the current intercarrier compensation system that distinguishes between different types of carriers and services, such as local and long-distance, or wireless and wireline, and replace it with a unified intercarrier compensation regime. Through a future rulemaking proceeding, the FCC would be seeking comment on seven proposed plans submitted by various participants in the industry. Among the questions the FCC would examine is the effect any change would have on consumers and the universal service fund, which is intended to help provide affordable service for rural and low income Americans. The FCC indicated that it would be particularly receptive to any plan that offers expanded choices and lower rates to rural consumers.

By April 2005, three of the seven proponents of individual plans had joined together in a rural alliance and had adopted a statement of principles. The FCC had a pending docket in May 2005, and various Iowa industry organizations filed comments on intercarrier compensation with the FCC at that time. In late June, members of the Rural Iowa Independent Telephone Association (RIITA) met with various FCC commissioners and staff members to present an overview of the unique industry in Iowa and to emphasize the key points in the comments that RIITA had filed that included the running of economic models of any intercarrier compensation scheme and fully evaluating its impact on small companies as required by the Regulatory Flexibility Act.

RIITA continued to file additional information and reply comments in the FCC Intercarrier Compensation Docket throughout the summer, and industry representatives again traveled to Washington, D.C. in September 2005 to restate the position that the financial impact of any intercarrier compensation plan must be judged using the real impact on actual rural carriers.

Various FCC commissioner departures and the appointment of new commissioners during 2005 has somewhat delayed the progress of these proceedings. The Iowa Telecom Association and the Rural Iowa Independent Telephone Association continue to actively work with Iowa’s representatives in Washington, and with the FCC staff members to challenge the drastic proposed reduction in access charges.

Many observers believe that the FCC is poised to take action in the spring of 2006 on the long-standing docket to reform access rates. Breda believes that changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

In August 2005, the FCC opened an extremely broad comment proceeding on Universal Service Funding, in which it sought input on a variety of specific USF proposals offered by members of the Federal-State Joint Board on Universal Service. Again state industry associations have been meeting not only with FCC staff members, but also with various Washington legislative staff members to discuss proposed legislation preserving and improving USF, including how funds are expended and assessing levels of broadband deployment in Iowa. The issues at stake are both on how the revenue is assessed and generated for the universal service fund, and the criteria for the disbursement of funds from the universal service pool. Some of the suggested changes on the revenue side of the debate would be to have all current entities paying into the USF continue to pay into the fund; have any service provider that uses telephone numbers, IP (Internet Protocol) addresses or their functional equivalents to provide real-time voice communications pay into the fund; and any provider that offers a network connection for a fee to the public, including DSL, cable modem connections, WiMax and broadband over power lines pay into the fund. This would increase the revenue base to more than just carriers providing telephone line services.

On the disbursement side, suggestions would limit the number of eligible telecommunication carriers by specifying the criteria that must be met by recipients, including that the provider must provide service throughout their service area; remain functional in emergency situations; and satisfy both consumer protection and service quality standards. Unlike present USF payments, it is recommended that USF payments would allow recovery based on actual costs, rather than the incumbent carrier’s costs. Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

The Iowa telecom industry has very recently received an advisory that the Iowa Utilities Board may start looking into creating a State Universal Service Fund. This idea of a state universal service fund in Iowa raises many concerns, and could also have a substantial negative impact on Breda.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. each have agreements with Iowa Network Services. Under those agreements, Iowa Network Services provides Breda, Prairie Telephone, Westside Independent and BTC, Inc. with the lines and services necessary for them to provide their telephone subscribers with, among other things, caller ID services and what is sometimes referred to in the telephone industry as “centralized equal access.” As a practical matter, that access is what allows their subscribers to choose long distance carriers. Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s telephone systems are tied into Iowa Network Services’ fiber optic network and switches. Although it is not anticipated to occur, if their agreements with Iowa Network Services were terminated, it would be difficult for them to find a replacement for Iowa Network Services, and it would be costly for them to internalize all of those services. Prairie Telephone and Westside Independent are each shareholders of Iowa Network Services. Prairie Telephone and Westside Independent each currently own less than 1% of Iowa Network Services’ outstanding stock.

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

One example of the increased competition in Iowa occurred on October 18, 2004, when the IUB issued an Order Approving an Amendment to the Approved Application for Public Convenience to MCC Telephony of Iowa (MCC) to provide service in “any area of Iowa where MCC affiliates own and operate a cable system and offer high-speed cable modems.” MCC is a subsidiary of Mediacom that intends to provide VoIP (voice over Internet protocol) service. The IUB had approved an earlier application of MCC to serve only those areas currently served by Qwest. Mediacom is the cable service provider in BTC, Inc.’s Carroll, Iowa market area. Mediacom began rolling out its telephone service in parts of Iowa in spring 2005, and recently began actively competing in Breda’s Carroll, Iowa market by offering Voice Over Internet Protocol (VoIP) phone service in its bundled package of video and Internet services. Breda presently does not have video facilities in the Carroll marketplace so is not able to offer a triple play option of phone, video and Internet in that marketplace. While Breda does expect some loss of customers to Mediacom in this market, it will experience a bigger threat in the future when technology develops so that the quality of the voice services over a VoIP platform matches the quality of phone service over telephone lines.

Another example of the increased competition threat in Iowa was the deregulation actions taken by the IUB during 2004 and 2005. In 2004 one of the IUB’s rulings deregulated 20 actual exchanges instead of specific services. The IUB also decided to deregulate rates, but maintain service regulation, in 19 of these individual exchanges where a competitor had overbuilt an exchange and the competitor had obtained over 50% of the market share. The IUB found that effective competition existed in these exchanges and that the exchanges should be deregulated, but that the IUB would maintain mechanisms to monitor the competition and service in the exchanges. The IUB decided to require that a deregulation accounting be filed by the deregulated company, although it appears that the IUB may agree to accept cost-allocation manuals from the company in place of an actual deregulation accounting plan. The IUB also deregulated the Council Bluffs exchange, both for rates and service. The IUB did not deregulate the Sioux City business market because the competition was not facilities-based and because of uncertainty in the regulations of unbundled network elements. The IUB also did not deregulate second lines because of a lack of evidence supporting the existence of effective competition.

In December 2005, the IUB deregulated single-line flat-rate local exchange service in 20 exchanges serviced either by Frontier, Iowa Telecom or Qwest as the incumbent, local exchange carrier. The IUB relied on the existence of a partially over-built competitor, some decline of market share by the incumbent and the likely existence of future competition from wireless providers and other new technologies such as VoIP through cable, DSL or broadband over power lines. This action was a departure from an earlier IUB decision not to deregulate similarly situated exchanges.

In 2004, Breda and Prairie Telephone joined with eight other independent telephone companies in southwest Iowa in putting together a network to provide and improve the delivery of voice, data and video services over a fiber optic-based infrastructure. The South West Iowa Network is supported by Iowa Network Services, and collectively provides service in 28 exchanges in southwest Iowa. This network will be used to deliver the triple-play (voice, data and video), as well as to provide a scalable converged infrastructure for each company to connect to other companies and services outside Iowa. Breda and Prairie Telephone have three exchanges connected to this network in southwest Iowa. This network became operational on October 24, 2004. No further build-outs were done in 2005, and no triple-play business plans have been feasible for Breda’s locations at this point.

There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. To date, however, no company has chosen to compete in any of Breda’s, Prairie Telephone’s or Westside Independent’s service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2006 is small.

BTC, Inc. provides telephone services in the Carroll, Iowa market area. There are already other companies providing telephone services in that area, and Breda believes that the likelihood of additional local exchange carriers entering the Carroll, Iowa market area in 2006 is imminent. For example as noted earlier, Mediacom, which is the ninth largest cable television operator in the United States and the local cable provider in the Carroll, Iowa, market, has recently begun a phone service offering through Mediacom’s partnership with Sprint.

Breda also anticipates that it will face new competition from other providers of newer VoIP (voice over Internet protocol) technologies, such as Vonage and Skype, in all of its exchanges. Breda anticipates that Mediacom’s and any such other offerings will result in a reduction of revenue. If any other telephone companies also at some point determine to provide service in any of Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s service areas, there would also likely be a reduction in revenue.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also experience competition in providing access services and other services to long distance carriers. For example, they experience competition in providing access services for long distance when their subscribers use private line transport, switched voice and data services, microwave, or cellular or personal communications service. In those cases, the subscriber is not using Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s networks or switches, so they cannot charge access charges to the long distance carrier. Various other competitors and forms of competition are also likely to arise in the future as technological advances continue to occur in the telecommunications and cable industries.

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

The FCC’s rules obligate incumbent local exchange carriers, such as Breda, Prairie Telephone and Westside Independent, to port numbers when the carrier receives a specific request from another telecommunications carrier (wireline or wireless) for number portability capability. The rules give incumbent local exchange carriers a maximum period of 180 days to implement number portability capability following receipt of a request, with the actual permissible time period dependent on the extent of the upgrades required to their switch in order to be able to provide number portability. Because of the small number of customers in the rural exchanges who would want to port their numbers, small rural carriers had hoped to delay the costs of the upgrades until they needed to change out their switches.

On February 18, 2004, two Iowa industry associations, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association, filed a petition with the IUB that requested a waiver of the wireless-wireline number portability rules on behalf of all 2% or less carriers in Iowa. Breda, Prairie Telephone and Westside Independent were included in these joint filings.

The IUB initially responded to the petition by issuing a 180 day temporary suspension of the wireless-wireline number portability rule, and later issued an order requiring all companies participating in the petition to provide the IUB with various company-specific information, including the number of customers of the company, the cost of number portability implementation and expected costs per customer that would be reflected in the number portability cost recovery charge authorized by the FCC. Breda, Prairie Telephone and Westside Independent all submitted their individualized data in response to the IUB’s order in July of 2004. The IUB issued its final order in response to the petition on October 6, 2004. Under the IUB’s order, all companies participating in the petition were given extensions ranging from six months to 18 months from the date of the IUB order, or in some cases until six months after the company received a bona fide request for number portability from a wireless carrier. Breda and Prairie Telephone were classified in the group receiving a six month extension, and Westside Independent was classified in the group receiving a one year extension.

On October 26, 2004, the Iowa Telecommunications Association and the Rural Iowa Independent Telephone Association filed an application for rehearing of the IUB’s October 6, 2004 order. The application requested the IUB to reconsider its order and to clarify various other matters.

As noted above, Breda and Prairie Telephone received six-month extensions, and Westside Independent received a twelve-month extension. Software upgrades and service agreements to implement number portability for Breda, Prairie Telephone and Westside Independent had all been completed in preparation for the six-month extension date of April 6, 2005. Final routing and translation work was being scheduled as the last outstanding process for number portability implementation when word was received on March 11, 2005, that the U.S. Court of Appeals for the DC Circuit had suspended the FCC’s November 10, 2003 Intermodal LNP Order implementing wireline to wireless local number portability. The court ruled that the FCC failed to follow regulatory guidelines designed to examine the impact of its orders on small businesses such as rural carriers. The court sent the FCC’s Order back to the FCC with directions to prepare a final regulatory flexibility analysis showing the impact of its Order on small carriers and their customers, and until that analysis is complete, the court stayed the effect of the Order solely as it applied to those carriers that qualified as small entities under the regulatory flexibility analysis. Under that analysis, a wireline telecommunications carrier with 1,500 or fewer employees is defined as a small entity. The IUB subsequently reported that the court ruling would suspend LNP implementation in Iowa until further notice from the FCC.

In August 2005, the state industry associations prepared written comments to the FCC asking them not to require that independent rural carriers comply with its wireless number portability requirements and to delay implementation until real demand could be shown and the costs of the service justified. No further industry updates have been received as of the date of this filing.

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

The Communications Assistance For Law Enforcement Act was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent have been granted various extensions from time to time for compliance with the various requirements of the Act. Breda received notification from the FBI on September 16, 2004 that the FBI would grant Breda, Prairie Telephone and Westside Independent another extension until June 30, 2006 for certain of the remaining deployment schedules under the Act. The FCC decides whether or not to grant any such extension, but Breda anticipates that the FCC will follow the FBI’s approach. As of the time of this filing, however, Breda has received no further documentation from the FCC.

Some of the cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested provide cellular services in the telephone exchange areas serviced by them and by BTC, Inc. Cellular services are competitive with the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda does not believe, however, that investments in cellular ventures are inconsistent or in conflict with Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s overall business, in particular because those investments are one method of attempting to diversify across the various telecommunications technologies which were available at the time of the preparation of this annual report.

The cellular ventures in which Breda, Prairie Telephone and Westside Independent have invested continue to face ever increasing and changing competition in providing cellular services and equipment from the various competitors offering cellular and personal communication services.

Revenues are also generated from sales of cellular phones and related service packages which are made pursuant to Breda’s June 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one-year term, but subject to immediate termination if there is a material breach of the agency agreement. Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda’s cellular commissions revenue.

Breda’s sub-agent for U.S. Cellular services terminated its contractual arrangement with Breda on September 17, 2004. Breda presently has no plans to recruit a new sub-agent because Breda already has two retail outlets in the Carroll, Iowa market that was served by this sub-agent. The two retail outlets are located at Breda’s and BTC, Inc.’s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also sell and lease telephone, cellular and related equipment. They face competition in this area because there are numerous competitors who sell and lease that equipment.

The competition in most of the areas mentioned in the preceding paragraphs centers primarily around cost, service and experience.

Broadcast Services.

Tele-Services owns and operates the cable television systems in the following seventeen Iowa towns:

•	Arcadia	•	Grand Junction	•	Sidney

•	Auburn	•	Hamburg	•	Tabor

•	Bayard	•	Lohrville	•	Thurman

•	Breda	•	Malvern	•	Treynor

•	Churdan	•	Oakland	•	Westside

•	Farragut	•	Riverton

Tele-Services also owns and operates the cable television system for the town of Beaver Lake, Nebraska. Tele-Services, Ltd. provided cable television services to eighteen Iowa towns until October 1, 2005, when it sold its Neola cable television system to Walnut Telephone Company.

As of December 31, 2005, Tele-Services was providing cable television services to approximately 2398 subscribers.

Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

•	Arcadia - August, 2009	•	Lohrville - March, 2008

•	Auburn - January, 2009	•	Malvern - October, 2016

•	Bayard - May, 2008	•	Riverton - June, 2013

•	Beaver Lake - December, 2006	•	Oakland - November, 2009

•	Breda - Year-to-Year Basis	•	Sidney - October, 2010

•	Churdan - June, 2008	•	Tabor - September, 2016

•	Farragut - January, 2008	•	Thurman - December, 2015

•	Grand Junction - May, 2008	•	Treynor - October, 2020

•	Hamburg - Year-to-year Basis	•	Westside - June, 2009

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

Tele-Services did implement rate increases in 2004 as part of Tele-Services’ adding various channels to its line-up in 14 of the 19 communities that are served by Tele-Services. The channel additions were completed in 11 communities by May 1, 2004, and by June 30, 2004 for the remaining 3 communities which received the additional channels. The rate increases were implemented effective May 1, 2004 in the communities which were receiving the additional channels by that date, and the rate increases were implemented on July 1, 2004 for the communities which received the channel additions in May and June of 2004. Local channels were also added in six of the communities served by Tele-Services.

Tele-Services also implemented a rate increase in 2005 for its Sidney community when three channels were added to its line-up. The channel additions were completed by September 13, 2005, after head-end consolidations had taken place for Sidney, Riverton and Farragut. The rate increase was implemented on November 1, 2005.

Tele-Services’ franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, and other cable service providers can provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently also does not contemplate any cable services competitor coming into the towns given, among other things, the smaller size of the towns.

Tele-Services does face competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. The FCC began to allow satellite dish providers to provide local channels in 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could have further adverse effects on Tele-Services’ business. The telecommunications and cable industry are also continually changing, and technological advances may provide Tele-Services’ subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2006. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future.

Another issue faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which results in a lower potential customer base for Tele-Services.

Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses. As noted above, Tele-Services did add additional channels to its line-up in 2004 and 2005, which required Tele-Services to upgrade some of its cable TV systems and install additional equipment and electronics. Those upgrades and installations were completed during the second quarter of 2004 and the third quarter of 2005. Tele-Services also combined the head-ends on two of its systems into one head-end during the first quarter of 2004, which has allowed three communities to be served by one head-end, and for those three communities to receive local channel services. Tele-Services again combined the headends on two of its systems into one head-end during the third quarter of 2005, which allowed three communities to be serviced by one head-end, and for those three communities to receive local channel services. Tele-Services is continuing to evaluate the possibility of other head-end combinations. The primary goal of Tele-Services in consolidating its head-end equipment is for the equipment to be able to serve two or more communities, instead of just one community, with the intended result of lower maintenance costs for the equipment. The cost of Tele-Services upgrades was approximately $100,100 in 2004, approximately $42,040 in 2005, and is estimated to be approximately $81,186 in 2006.

On February 8, 2006, President Bush signed into law the Deficit Reduction Omnibus Reconciliation Act of 2005, which includes the digital television transition legislation (DTV). The DTV bill sets a February 17, 2009, deadline for broadcasters to transition from analog to digital spectrum. It includes up to $1.5 billion to subsidize set-top box purchases, and includes $1 billion for public safety interoperability. All of the Tele-Services cable service systems are analog systems so Tele-Services will be working to obtain cost estimates to determine its options and feasible business plan in order to meet this deadline.

Tele-Services is regulated by the FCC. The rules and regulations of the FCC primarily relate to general operational and technical issues, and they do not affect rates or expansions of service areas. As discussed above, Tele-Services’ cable services are also regulated in the sense that those services are provided pursuant to franchises or agreements with each of the towns in which Tele-Services currently provides cable services.

Iowa legislative sub-committee meetings and discussions are presently being held on a bill that would eliminate city franchises and move to a certificate issued by the Secretary of State. It provides for a fee that is a percentage of gross revenues, which means the percentage set by the municipality, which shall not be greater than the most recent percentage paid by the incumbent cable provider as a franchise fee or five percent, whichever is less. Incumbent providers would keep their existing franchises until they expire at which time they would apply for a certificate through the Secretary of State.

This bill would streamline the process of going into the video business or renegotiating with multiple communities. Current cable providers such as Tele-Services are operating under 15-25 year franchise agreements which sometimes contain build-out and other requirements that would not apply to competitive providers. A competitor under the proposed new bill would pay the same fee as the incumbent but the incumbent would continue to face the additional requirements contained in the agreements. Another concern is that upon the expiration of existing franchises and obtaining a certificate from the Secretary of State, the fee charged by the municipality could in some circumstance be increased due to the elimination of negotiating with the city. Increased fees, if they should occur, would raise a competitive issue with satellite providers who pay no franchise fees.

State industry associations are monitoring this bill in the sub-committees and giving input on how various provisions could affect their members. Breda does not anticipate any material affect due to the outcome of this possible legislation because its service areas as noted above are rural and small with little competition other than from satellite service providers.

Internet Service Provider.

BTC, Inc. provides dial-up and high speed internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. was providing dial-up internet access to approximately 1,416 subscribers as of December 31, 2005. Of that amount, approximately 861 were subscribers from BTC, Inc.’s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high speed internet access. BTC, Inc.

is experiencing intense pricing and free services competition in providing internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced a 21.9% decrease in its dial-up customer base in this market during the calendar year 2005. BTC, Inc. had experienced a 19.2% decrease in its dial-up customer base in the Carroll, Iowa market area in 2004, and a 18.9% decrease in 2003.

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda began offering a dial-up accelerator product in June 2004, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dial-up, but not a replacement for the high speed Internet service. Approximately 8% of BTC’s dial-up customer base have elected to upgrade to the accelerator product as of December 31, 2005.

Breda added another service called SecureIt to its Internet service offerings in June 2005. This service takes the place of specific products like Spybot or Adaware, or anti-virus products, all of which need customer interaction on a regular basis to download the newest protections. The SecureIt service manages the updating and maintenance functions associated with patches, anti-virus and spyware, and the service takes the place of having to purchase, install and maintain individual security products. This product has been well received by both Breda Internet customers, and customers receiving their Internet service from other providers.

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

Breda began offering Wild Blue satellite Internet service in September 2005. The overall response to this service was phenomenal not only in the satellite beam where Breda is marketing these services, but in all of the beams across the United States and Canada. Breda has been notified by NRTC that the beam in which Breda is providing service will reach its maximum capacity level in the latter part of March 2006. Breda will not be able to add customers to this service until such time as a new satellite is launched, which can increase the capacity in Breda’s service area. NRTC and Wild

Blue have generated the funding for this expansion, and anticipate that the new satellite will be launched in the first quarter of 2007.

Breda still believes that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access. Breda is presently evaluating its high speed Internet service offerings to determine pricing and Internet service options that are possible with the completion of its switch in the Carroll, Iowa market, and its new ability to offer another type of high speed Internet.

Breda expects the overall potential customer base for Internet access to continue to increase, but it is becoming more difficult to predict if Breda or its subsidiaries will experience any increases in their Internet customer base given the increasingly competitive pressures in this area. It is also possible that Breda and its subsidiaries might continue to experience declines in their Internet customer base. Also, competitive pressures regarding pricing may lead to little or no growth, or even declines, in Internet service revenues, even if Breda is successful in increasing its Internet customer base.

Other.

Breda and BTC, Inc. moved their Carroll, Iowa operations to a building located at 603 N. Adams, Carroll, Iowa on October 4, 2003. The building has approximately 4,450 square feet, which is over two times the space of the former location in Carroll. The new building allowed BTC, Inc. and Breda to consolidate their operations in the Carroll, Iowa market. The new location is also affording Breda the opportunity to expand its service offerings in the Carroll market. Breda uses a portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda had used a portion of BTC, Inc.’s former building in Carroll since April, 2000 for the same purposes.

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

Breda also acquired spectrum in 1999 for providing personal communications services in the Breda and Lidderdale exchange areas. Breda is a member of Carroll

County Wireless, L.L.C., and Breda later sold that spectrum to Carroll County Wireless, L.L.C., at Breda’s cost. The two other telephone companies who are members of Carroll County Wireless, L.L.C. also sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. Carroll County Wireless, L.L.C. also acquired other personal communications services licenses for various areas in Carroll County, Iowa, and Carroll County Wireless, L.L.C. currently holds personal communications services licenses for nearly all of Carroll County, Iowa. The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2005.

Both Breda and Prairie Telephone obtained their personal communications services spectrum from Iowa Wireless, which was formed by Western Wireless Corporation and Iowa Network Services, Inc. The original Participation Agreement called for Iowa Wireless, which changed its name to iwireless in early 2004, to disaggregate/partition and sell to the individual equity holders of Iowa Network Services, Inc. up to ten MHz in certain defined areas. A separate Spectrum Partitioning Agreement required i wireless and the spectrum acquiring telcos, such as Breda and Prairie Telephone, to construct facilities by June 23, 2000 to serve with a signal level sufficient to provide adequate service to at least one-third of the total population of the Des Moines Major Trading Area covering the combined A Block spectrum licensed service areas of Iowa Wireless, Western PCS 1 Corporation and the participating telcos. Build-out provisions in this agreement also required that two-thirds of the total population of the Des Moines Majoring Area covering the same combined service areas of Iowa Wireless, Western PCS 1 and the telcos have a signal level sufficient to provide adequate service by June 23, 2005.

The members of both Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. authorized the funding to erect their first tower in their respective service areas in order to meet the June 23, 2005 deadline. Prairie Telephone paid its proportionate share of the first Guthrie Group L.L.C. capital call, which was $50,000, in February 2005. Breda also paid its proportionate share of the first Carroll County Wireless, L.L.C. capital call, which was $30,000, in February 2005. Both groups co-located their towers on pre-existing towers instead of purchasing or leasing land on which to erect free-standing towers. Carroll County Wireless, L.L.C. turned up its tower to accept roaming traffic in January 2006. The Guthrie Group, L.L.C. tower is expected to be turned up to receive roaming traffic in early second quarter 2006.

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

On March 1, 2005, Breda’s board of directors authorized Prairie Telephone’s purchase of 5,000 units of Bug Tussel Wireless, L.L.C. Prairie Telephone’s investment of

$200,000 was made in March 2005, and Prairie Telephone owned 7.87% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. In July 2005 Prairie purchased 2,462.264 additional units for $113,264.15, and now owns 9.75% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services. This investment is accounted for using the equity method of accounting.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. At that time, Breda received its help desk services for Breda’s Internet customers from Desktop Media, L.L.C. Breda now uses Caleris, Inc. to provide its help desk services. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. On September 17, 2003, Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C.

The outstanding balance on Prairie Telephone’s loans to Desktop Media, L.L.C. is $439,974. The Company collected principal payments of $5,000 during 2005. During 2005, the Company also accrued interest on the note receivable at the 15% penalty rate as allowed per the Company’s promissory note with Desktop. Principal and interest not paid when due draws interest at the rate of fifteen percent (15%) per annum. All regularly-scheduled interest payments totaling $27,271 were paid in 2005.

Prairie Telephone and the other two majority owners of Desktop Media, L.L.C., have determined to sell Desktop Media, and in January 2006, Desktop received a confidential Letter of Intent from an interested buyer. If Desktop and the interested party are able to agree on the terms of a Purchase Agreement, and the buyer is able to secure applicable financing, the Company anticipates that the sale of Desktop Media, L.L.C. could be completed in second quarter 2006. The company anticipates that it will recover the cost of its investment in Desktop Media, L.L.C. should this pending sale become final.

Revenues may also arise from investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures. For example, Prairie Telephone is an investor in RSA #1, Ltd. and RSA #7, Ltd. Those entities are Iowa limited partnerships which provide cellular services in rural areas in central and southern Iowa. Prairie Telephone exercised its right of first refusal and purchased its portion of Air Touch’s interest in RSA #1, Ltd. on

December 12, 2003. The purchase price was $125,000. The purchase resulted in Prairie Telephone obtaining an additional 1.14% interest in RSA #1, Ltd., which increased Prairie Telephone’s total interest in RSA #1, Ltd. to 10.28%.

Prairie Telephone also owns .67% of Iowa Network Services’ outstanding stock. Westside Independent owns .45% of Iowa Network Services’ outstanding stock.

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

Breda’s share of the earnings or losses of some of these investments is reported on Breda’s income statement on the equity basis. Some of the investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. Breda, Prairie Telephone and Westside Independent do not, however, control any distribution decisions for any of those entities, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

Breda received a nominal annual fee from Alpine Communications, L.C. in consideration for Breda’s chief operations officer serving as an officer of the management committee of Alpine Communications, L.C. in 2005.

The value of Breda’s, Prairie Telephone’s and Westside Independent’s investments in the above entities and of their other investments may vary significantly from year to year. They may also face difficulties in realizing upon some of their investments because there is no public or other active market for those investments and because some of the entities in which they have invested have agreements in place which place limitations or restrictions on their ability to transfer their ownership interests in those entities to third parties. Some of those limitations and restrictions are in the form of a right of first refusal under which the entity is given the right to match any offer received by Breda, Prairie Telephone or Westside Independent.

Breda, Prairie Telephone and Westside Independent each own 10,000 shares of common stock in NECA Services, Inc. (“NSI”), which was a for-profit corporation organized in 2000 to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. (“NECA”). NSI’s officers were also the officers of NECA, and they have experience in the telecommunications industry. It was contemplated that non-regulated business opportunities would be conducted by NSI so that NECA could concentrate on its traditional core tariff and pooling services.

Breda, Prairie and Westside were notified in November 2005 that NECA Services, Inc. had changed its name to Solix, Inc. The new name had been chosen to reflect the growing diversity in the company’s business. In addition to serving the telecommunication industry through contracts with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs, the company also now serves numerous agencies of both the state and federal governments. More than half of the company’s business involves the direct administration of government contracts.

On December 30, 2005 Solix and NECA terminated the Service Agreements by which NECA provided Solix with support services associated with Solix’ operations. This agreement had been in place since Solix’ inception, and in 2005 the costs associated with this Agreement were $12.5 million. With the termination of this agreement, Solix has hired its own staff to perform its financial, legal, human resources, information technology, audit, corporate communications and planning functions. Solix reimbursed NECA for severance of the agreements and acquisition of certain assets.

There is no assurance that any of Breda, Prairie Telephone or Westside Independent will ever receive any returns on or other value from their investment in Solix, Inc, whether by distributions or increases in the value of Solix’ common stock. The board of directors of Solix, Inc. did, however, declare a $.50 per share dividend in 2003, a $.75 per share dividend in 2004, and a $1 per share dividend in 2005.

There were substantial restrictions imposed upon the ability to transfer shares in Solix, Inc., all of which potentially could adversely affect the value and marketability of the Solix, Inc. stock. In a letter to shareholders dated November 21, 2005, the Board of Directors of Solix, Inc. outlined proposed changes to the Bylaws to address these issues, and asked for execution of a Written Consent of Shareholders. The Board had become convinced that the Certificate of Incorporation unduly restricted Solix’ ability to expand and diversity the Corporation’s stockholder base, especially, as the Corporation’s activities diversity. Two restrictions in particular were the most burdensome according to the Board. One restriction prohibited current stockholders from reselling their shares to any persons or entities other than NECA members or their affiliates thereby narrowing the potential pool of future stockholders. Another constraint was the obligation of the Corporation to repurchase the shares at certain times and at certain amounts. The shareholders consent forms were to be submitted by December 21, 2005. No outcome determinations are available as of the date of this filing.

Breda, Prairie and Westside are each owners of Class C stock in the Rural Telephone Bank. Breda owns 596 shares. Prairie owns 700 shares, and Westside owns 40 shares. At its quarterly meeting on August 4, 2005, the Board of Directors of the Rural Telephone Bank approved the liquidation and dissolution of the Bank. On November 10, 2005, the liquidation and dissolution process was initiated with the signing of the 2006 Agriculture Appropriations bill by President Bush, which contained a provision lifting the restriction on the retirement of more than 5 percent of the Class A stock held by the U.S. government. This paved the way for all Bank stock to be redeemed. These investments are carried at cost on the Company’s books. Breda, Prairie and Westside have been notified that there will be adequate liquidation funds to pay all shareholders at par value. The par value of the Company’s investment is $1,336,000, and the Company received this liquidation distribution in April 2006. The company estimates that its net of tax gain on the liquidation of this investment will be approximately $760,640.

Breda and its subsidiaries also have various other miscellaneous investments. Some of those investments are described in the financial statements included in Item 7 of this annual report.

Neither Breda nor any of its subsidiaries engage in any material research and development activities.

Service Marks.

Breda has registered the mark “W.I.N. Western Iowa Networks” with the United States Patent and Trademark Office, and Breda and its subsidiaries have all conducted their businesses under the names “W.I.N.” or “Western Iowa Networks” since the second quarter of 2001. It is the Company’s intention that the use of the mark and logos will create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and will increase awareness of those products and services.

Employees.

As of December 31, 2005, Breda had 34 full time employees, and one part time employee. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda’s employees, and only two of Breda’s employees have written employment agreements. Those employment agreements were with the chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

Item 2.	Description of Property.

Breda and some of its subsidiaries own or lease various real estate. The following paragraphs briefly describe that real estate and how the real estate is currently used.

Breda owns or leases the following real estate:

•

Breda’s corporate offices are located at 112 East Main, Breda, Iowa. The building has approximately 7,680 square feet, and is utilized by Breda, Tele-Services, Prairie Telephone, Westside Independent and BTC, Inc.

•	Breda’s corporate office building was constructed on real estate that was already owned by Breda. There was already a building on the real estate,

and that building was attached to the corporate office building as part of constructing the corporate office building. The building is Breda’s central office building and it houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as “central office equipment.” The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet. As noted, Breda’s corporate office building is also located on a portion of this real estate.

•

Breda owns certain real estate and a warehouse which is also located at 112 East Main, Breda, Iowa. The warehouse has approximately 6,720 square feet, and is used primarily for storage of inventory and various equipment (trucks, generators, trailers, plows, etc.).

•

Breda owns the real estate and building located at 109 West Second Street, Lidderdale, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Lidderdale and the surrounding rural area. The building has approximately 600 square feet.

•

Breda owns the real estate and building located at 310 Main Street, Macedonia, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Macedonia and the surrounding rural area. The building has approximately 600 square feet.

•

Breda leases a portion of the building owned by BTC, Inc. at 603 N. Adams, Carroll, Iowa. Breda utilizes its portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise.

Prairie Telephone owns or leases the following real estate:
•	Prairie Telephone’s corporate offices are located in Breda’s corporate office building at 112 East Main, Breda, Iowa.
•

Prairie Telephone owns the real estate and building located at 508 Dupont Street, Farragut, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Farragut and the surrounding rural area. The building has approximately 2,400 square feet.

•

Prairie Telephone owns a warehouse which is also located at 508 Dupont Street, Farragut, Iowa. The warehouse has approximately 2,600 square feet, and is used for storage of inventory and equipment (trucks, generators, trailers, plows, etc.).

•

Prairie Telephone owns the real estate and building located at 707 Phillips Street, Farragut, Iowa. The building was formerly used to house equipment used in providing telephone services, but is currently vacant.

•

Prairie Telephone owns the real estate and building located at 804 Washington Avenue, Pacific Junction, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Pacific Junction and the surrounding rural area. The building has approximately 2,000 square feet.

•

Prairie Telephone owns the real estate and building located at 600 Washington Street, Pacific Junction, Iowa. The building was formerly used to house equipment used in providing telephone services, but is currently vacant.

•

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

BTC, Inc. also owns the real estate and building located at 526 N. Carroll Street, Carroll, Iowa. The building has approximately 1,804 square feet. BTC, Inc. and Breda previously used the building for their Carroll, Iowa operations, but all equipment housed in the building and all services provided out of the building were moved to 603 N. Adams, Carroll, Iowa, in October, 2003, as discussed in the preceding paragraph. BTC, Inc. has retained a realty company to attempt to sell or lease the building. The company received an offer on this building, which was accepted by the Company’s Board of Directors at their March 14, 2006 meeting. The present tenants have been given 60 days notice, and it is anticipated that final closing for the sale of this building will occur on or before May 15, 2006.

Westside Independent owns the real estate and building located at 131 South Main Street, Westside, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Westside and the surrounding rural area. The building also houses some equipment used by Tele-Services in its cable business. The building has also been used as the city offices for Westside, Iowa, since approximately April 1, 2003. Breda does not charge any rent to the city of Westside for its use of the building. The building was also previously used for Westside Independent’s corporate offices. The building has approximately 1,600 square feet.

Tele-Services owns buildings located in nineteen different towns which house some equipment used to receive, descramble and transmit television signals. This type of equipment is sometimes referred to in the cable industry as “head-end equipment.” The buildings each have approximately 150 square feet. The buildings are located on real estate in each of the towns, which is generally made available to Tele-Services under its franchise or other agreement with those towns, but Tele-Services’ use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, but in some cases Tele-Services is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

Tele-Services, Ltd. purchased the land on which its head-end equipment is located in Malvern, Iowa for $5,000. This sale was finalized on January 1, 2006. This real estate had previously been leased.

All of the real estate and substantially all of the other assets of Breda, Prairie Telephone and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for the loan.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 2005. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and internet access.

Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called “head end” equipment. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 10 years. The current equipment was purchased over the period from 1984 to 2005. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

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

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of October 1, 2005 through December 31, 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Breda is authorized to issue 5,000,000 shares of common stock. Breda had 31,023 shares of its common stock issued and outstanding as of December 31, 2005. Those shares were held by approximately 562 different shareholders.

Breda’s common stock is not listed on any exchange, and there is no public trading market for Breda’s common stock. Breda has not agreed to register any shares of its common stock under any federal or state securities laws. An investment in Breda’s common stock is also not a liquid investment because the Restated Articles of Incorporation of Breda establish various conditions on the issuance of, and various restrictions on the transfer of, shares of its common stock. Those conditions and restrictions are summarized in the following paragraphs.

The common stock can only be issued to:

•	residents of the Breda or Lidderdale telephone exchange areas served by Breda who subscribe to Breda’s telephone services, and

•	entities which have their principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribe to Breda’s telephone services.

As indicated, only residents of the Breda and Lidderdale telephone exchange service areas served by Breda are eligible to purchase stock. Although Breda also provides telephone services to Macedonia, Iowa and the surrounding area, residents of Macedonia, Iowa and the surrounding rural area cannot acquire any shares of common stock of Breda even if they are receiving telephone services from Breda. Subscribers to any services from any of Breda’s subsidiaries cannot buy common stock of Breda unless they also meet the requirements discussed above in this paragraph.

Since approximately January 1, 1996, no person has been allowed to purchase more than thirty shares of common stock from Breda. A shareholder can own more than thirty shares, subject to the 1% limitation discussed in the following paragraph, but only thirty shares can be acquired through the issuance of the shares by Breda. Breda has not issued any shares since 1998.

No shareholder may own more than 1% of the total issued and outstanding common stock of Breda unless:

•	the shareholder already exceeded that percentage on February 28, 1995, or

•	the shareholder goes over 1% as a result of Breda redeeming shares of its common stock from other shareholders.

In either of those cases, the shareholder may not increase the percentage of shares owned by the shareholder. If a shareholder owns 5% or more of the ownership interests of an entity which owns shares of Breda’s common stock, the shares of Breda’s common stock held by that entity and by the shareholder will be added together for determining whether the 1% limitation is exceeded.

There can generally only be one shareholder for each telephone number served by Breda. There can also generally only be one shareholder for each household receiving telephone services from Breda, even if the household has more than one telephone number.

Breda’s board of directors determines the purchase price payable for newly-issued shares of Breda’s common stock. Breda’s board of directors also determines the redemption price that will be paid by Breda if it elects to redeem a shareholder’s shares in any of the circumstances in which Breda has the right to purchase those shares. Breda has that right if:

•	the shareholder is no longer receiving services from Breda, unless the shareholder already was not receiving services from Breda on February 28, 1995;

•	the shareholder no longer resides in the Breda or Lidderdale telephone exchange areas served by Breda, unless the shareholder already resided outside those areas on February 28, 1995; or

•	the shareholder dies, unless the heir of the shares of Breda’s stock meets the eligibility requirements for ownership of Breda’s stock.

The board of directors had historically established the issuance price and the redemption price at approximately 75% of the book value of Breda, but in 2002, the board began to establish those prices at approximately 70% of the book value of Breda.

The board of directors has historically made this determination in March, April or May of each year, based upon Breda’s then most recent year-end audited financial statements. Breda’s fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting.

Under this approach, the issuance price and redemption price in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41, $64 and $82.

The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly-issued shares and the redemption price to be $149 per share. The $149 amount was not based on Breda’s book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the issuance price and redemption price given the sale of Breda’s direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda’s books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

The board of directors returned to its historical practices at its meeting on March 13, 2000, at which time the board of directors adopted a resolution fixing the issuance price and redemption price for Breda’s shares of common stock to be $180 per share. The $180 amount was determined based upon Breda’s 1999 audited financial statements, and was announced at, and became effective at, the May 17, 2000 annual meeting of the shareholders of Breda. If the above described historical practices were followed, the $180 per share amount would have continued until the next annual determination was made by the board of directors and announced at the annual shareholders meeting for 2001.

The board of directors determined to again depart from its historical practices on this issue, however, at a meeting of the board of directors held on June 12, 2000. At that meeting, the directors adopted a resolution fixing the issuance price for newly issued shares of Breda’s common stock and the redemption price for Breda’s shares of common stock at $235 per share. The board of directors took this action because it believed that it was appropriate to make a new determination of the issuance price and the redemption price to reflect the receipt by Prairie Telephone of most of the net after-tax proceeds of the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc. The $235 per share amount was determined by taking approximately 75% of the then net after-tax proceeds of the sale on a per share basis and adding that figure to the previously determined issuance and redemption price of $180 per share. The shareholders of Breda were notified of the increase in the issuance price and the redemption price for Breda’s shares of common stock from $180 to $235 per share by letter dated June 14, 2000.

At the time the board made its determination on June 12, 2000, Prairie Telephone had received, in the aggregate, approximately $5,108,280, before taxes, and it was estimated that Prairie Telephone would retain approximately $3,147,676 of that amount, after taxes. For purposes of determining the new issuance price and redemption price discussed above, Prairie Telephone’s basis in its 3,000 shares of common stock of Central Iowa Cellular, Inc. of approximately $206,770 was deducted from the after-tax amount of $3,147,676. As indicated, the board of directors believed this was a material event which made it appropriate to make a new determination of the issuance price and redemption price for shares of Breda’s common stock.

The board of directors has followed Breda’s historical practices since that time, by announcing a new issuance and redemption price of:

•	$258 per share at the May 16, 2001 annual meeting of the shareholders,

•	$280 per share at the May 21, 2002 annual meeting of the shareholders,

•	$303.00 per share at the May 20, 2003 annual meeting of the shareholders,

•	$326 per share at the May 18, 2004 annual meeting of the shareholders, and

•	$357 per share at the May 17, 2005 annual meeting of the shareholders.

The per share amount was established based upon Breda’s book value as reflected in its most recent year-end audited financial statements, consistent with Breda’s historical practices, except that, since 2002, the redemption price has been set at approximately 70% of the book value.

The board of directors currently intends to continue to address this issue on an annual basis consistent with the above described historical practices of the board of directors, except that the board of directors may determine to depart from those historical practices again in the future in the event of the occurrence of what the board of directors believes are material or significant events.

The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to the current $357 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

•

The referenced increase was due primarily to two “one-time” material events, those being the sale of Breda’s direct broadcast satellite operation and the sale of Prairie Telephone’s stock in Central Iowa Cellular, Inc., and

•

Breda does not currently foresee any material increase in revenues from its or any of its subsidiaries’ normal and ordinary course business operations, and, in fact, sees continuing downside pressure on those revenues.

Since there is no public trading market or any other principal market for Breda’s common stock, repurchases of common stock by Breda currently is the primary method for a shareholder to be able to sell the shareholder’s shares. Breda’s repurchases of its common stock are discussed below in this Item.

As discussed below, an auction was held in October, 1999, at which shareholders desiring to sell their shares of Breda’s common stock were given the opportunity to sell those shares to other Breda shareholders. There are no current plans, however, to arrange any other auctions in the future. Breda does maintain a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

In any of the circumstances where Breda has the right to redeem a shareholder’s shares, a shareholder may, with the consent of Breda’s board of directors, transfer the shareholder’s shares to another person who is eligible to be a shareholder by reason of the fact that the person is receiving services from Breda and is residing in the Breda or Lidderdale telephone exchange areas served by Breda.

No shareholder can sell or transfer any of his or her shares of Breda to any person who is not otherwise eligible to be a shareholder in Breda, with one exception. The exception is that a person who was a shareholder on July 20, 1995, may make a one time transfer of the shares held by the person on that date to a family member of the shareholder (which means a spouse, natural born or adopted child, grandchild, parent, grandparent, or sibling), even if the family member is not receiving services from Breda and is not residing in the Breda or Lidderdale telephone exchange areas served by Breda. These transfers are not subject to Breda’s right of first refusal described in the following paragraph. Any family member receiving shares by this process does not have the same right, however, and can only sell or transfer the shares in accordance with the Amended and Restated Articles of Incorporation of Breda.

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

The board notified shareholders by letter dated September 23, 2005, that commencing January 1, 2006, all stock redemption requests would be redeemed after a ninety-day waiting period. This ninety-day period was implemented to encourage the offering of shares for sale to other eligible buyers who have expressed interest in purchasing shares of Breda Telephone Corp. stock. Breda reserves its right to exercise its right of first refusal, but if the shareholder wishing to redeem shares elects to not contact eligible buyers, the shares could still be redeemed if approved by the Board, but under a 90-day time period for completing the redemption.

Breda’s bylaws may also contain provisions restricting the transfer of shares. The current bylaws do not contain any restrictions, other than some of those described in this annual report, but the bylaws can be amended by the directors or shareholders at any time.

The following table provides information regarding Breda’s purchases of its common stock from shareholders during the period of October 1, 2005 through December 31, 2005.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Month #1 (October 1, 2005-October 31, 2005	0 Shares of Common Stock	$357.00 per Share	-0-	-0-
Month #2 (November 1, 2005-November 30, 2005)	13 Shares of Common Stock	$357.00 per Share	-0-	-0-
Month #3 (December 1, 2005-December 31, 2005)	0 Shares of Common Stock	$357.00 per Share	-0-	-0-
Total	13	$357.00	-0-	-0-

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

[2]	All of the shares of common stock were purchased by Breda at the $357 redemption price that was established by the board of directors at the May 17, 2005 annual meeting of Breda’s shareholders.

Given that repurchases of common stock by Breda currently are the primary method for a shareholder to be able to sell the shareholder’s shares, the following paragraphs provide additional information on Breda’s purchases of its common stock from its shareholders from 1996 through 2005.

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

No shares were repurchased by Breda in 1999, except that in November, 1999, Breda effectuated a repurchase of forty shares by depositing the purchase price for those forty shares with the appropriate Iowa authorities under Iowa’s escheat laws. The forty shares were held of record by twenty different shareholders that Breda had been unable to locate. The purchase price utilized for this purpose was $149 per share. Breda also deposited the amount of the April 21, 1999 dividend that was otherwise payable on the forty shares. The total amount deposited by Breda was $6,080, with $120 of that amount being for the April 21, 1999 dividend.

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

Breda repurchased a total of 147 shares of its common stock during 2005 from 8 different shareholders. All of those shares were purchased at $357 per share.

There were transfers among the shareholders of Breda during some of the above periods for which Breda did not exercise its right of first refusal. Some of those transfers are noted below.

Breda’s ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RTFC. Those restrictions are discussed below in this Item.

Breda has no plans to and has not agreed to register any of its shares of common stock under any federal or state securities laws. Since Breda has been subject to the reporting requirements of the Securities Exchange Act of 1934 for a period of over ninety days, Rule 144 under the Securities Act of 1933 would be available to permit the resale of shares of common stock by shareholders, subject to certain restrictions contained in Rule 144, including the requirement that the shareholder has held his or her shares for a period of one year prior to the date of resale. Once a shareholder (other than a shareholder who is an officer or director of Breda) has held his or her shares of common stock for a period of two years, the shareholder would be able to resell the shares without restriction under Rule 144. As discussed above, however, the governing documents of Breda impose numerous material limitations and restrictions on a shareholder’s ability to sell or transfer any shares of Breda’s common stock.

The marketability and value of Breda’s shares of common stock may also be limited or adversely affected by some of the other terms of the common stock. For example, each shareholder is entitled to only one vote on each matter presented to the shareholders, regardless of the number of shares of common stock held by the shareholder, with one exception regarding shareholders who previously held Class A stock of Breda. Those shareholders have one vote for each share of former Class A stock that was held by them on February 28, 1995, and continuing until one of the following occurs:

•	the shareholder no longer receives service from Breda,

•	the shareholder no longer resides in the Breda or Lidderdale telephone exchange area served by Breda,

•	the shareholder dies, or

•	the shareholder transfers the shareholder’s shares to someone else.

As of December 31, 2005, there were 22 shareholders with multiple voting rights arising from their prior ownership of the former Class A stock, and they have one vote for each share of the former Class A stock that was held by them on February 28, 1995. Those 22 shareholders held a total of 61 shares of Class A stock on that date.

An auction was held on October 24, 1999, where shareholders desiring to sell their shares of Breda’s common stock were given the opportunity to sell those shares to other Breda shareholders desiring to purchase additional shares of Breda’s common stock. Breda paid the costs of the auction, except that the sellers paid the auction fees and clerking fees related to their shares. The auction was provided for the convenience of Breda’s shareholders, and no shares were repurchased or issued by Breda pursuant to the auction. A total of 1,924 shares of common stock were sold by 32 different shareholders to 25 other shareholders of Breda, for purchase prices ranging from $145 per share to $180 per share. As discussed above, Breda had a right of first refusal to purchase all of the shares sold in the auction, but elected not to exercise its right. Breda did, however, offer to purchase shares in the auction for

$142 per share, but no shareholder chose to sell the shareholder’s shares to Breda at that price. The $142 figure was approximately 60% of Breda’s book value per share as of the close of the second quarter in 1999. No officers or directors of Breda sold or purchased any shares in the auction. Breda does not have any plans to arrange any other auctions in the future.

The board of directors of Breda determined in late 1999 to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda’s common stock to any qualified buyer, and to allow qualified buyers to advise Breda of the fact that they desire to purchase shares of Breda’s common stock from other shareholders of Breda. Breda will keep a list of those shareholders and qualified buyers, and make the list available to all of the shareholders and qualified buyers on the list. A qualified buyer is a person who is a resident of the Breda or Lidderdale telephone exchange areas served by Breda who subscribes to Breda’s telephone services, or an entity which has its principal place of business in the Breda or Lidderdale telephone exchange areas served by Breda and which subscribes to Breda’s telephone services.

A person or entity cannot, however, be a qualified buyer if the person or entity already owns more than 1% of the total issued and outstanding shares of common stock of Breda. Also, a qualified buyer cannot purchase shares from any shareholder of Breda to the extent that the shares purchased by the qualified buyer would cause the qualified buyer to own more than 1% of the total issued and outstanding shares of common stock of Breda. If a person owns 5% or more of the ownership interests of an entity which owns shares of Breda’s common stock, the shares of Breda’s common stock held by that entity and by the person will be added together for determining whether the 1% limitation is exceeded. The 1% limitation is set forth in the Amended and Restated Articles of Incorporation of Breda.

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

During the calendar year 2005, six separate sales of shares occurred between shareholders on the list. One sale involved twelve shares which were sold for $326 per share. One sale involved twenty eight shares which were sold for $357 per share. Two sales involved two shares each which were sold for $357 per share. One sale involved 16 shares which were sold for $367 per share. The last sale involved twenty one shares which were sold for $357 per share. Breda elected not to exercise its right of first refusal on any of these shares.

Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

Breda has declared and paid eight dividends to its shareholders since Breda was incorporated in 1964. The first six dividends were declared in March or April of, respectively, 1999, 2000, 2001, 2002, 2003 and 2004. Each of those dividends was in the amount of $3.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, and $94,479. Breda declared a $7.00 per share dividend on March 1, 2005, for an aggregate dividend of $218,190. Breda also declared a $7.00 per share dividend on March 14, 2006, for an aggregate dividend of $217,161.

Payment of dividends is within the discretion of Breda’s board of directors, and out of funds legally available therefor as provided in the Iowa Business Corporation Act. Breda’s ability to declare and pay dividends is also restricted by some of the covenants in its loan agreements with the RTFC. Under those agreements, Breda may not pay any dividends without the prior written approval of the RTFC unless, after the payment, Breda is in compliance with the various ratios, net worth and margin requirements set forth in the loan agreements. Breda also may not pay any dividends if Breda is in default under the loan agreements or if the payment of the dividends would cause Breda to be in breach of the loan agreements.

The restrictions in the RTFC loan agreements also apply to Breda’s purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may also preclude Breda from being able to repurchase its shares of stock as otherwise discussed in this Item.

Breda does not currently believe, however, that the restrictions in the RTFC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock, should Breda otherwise determine to do so.

No shares of stock were issued by Breda in 2005. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda’s shares of common stock are not convertible into any other securities.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Breda’s primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

•

Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2006, those fees varied from approximately $11.50 to $35 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

• Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat or fixed rate or may depend upon usage. As discussed in Item 1 of this annual report, interstate and intrastate access charge rates are subject to regulation by various governmental authorities. Access charge revenues constitute a substantial part of Breda’s consolidated revenues, and a material risk to Breda arises from the regulation of access charge rates by those authorities. As discussed in Item 1 of this annual report, the FCC continues to review proposed plans addressing access charge rates, and Breda believes there will be changes made to the current access charge rate system. Breda also believes that if any of the proposed plans are adopted in their current form, they will likely result in substantial reductions in Breda’s access revenues.

The access charge rate payable to telephone companies like Breda, Prairie Telephone, Westside Independent and BTC, Inc. which utilize the “average schedule” basis for receiving inter-state access charge revenues, is currently based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda’s total access charge revenues had been increasing in past years, and that trend continued in 2005 due to traffic routing changes for some of Breda’s Internet usage, traffic routing changes as a result of the installation of a tandem switch in Breda’s Carroll Iowa market, and because BTC, Inc. began to offer local phone service in the Carroll, Iowa market in October 2003. Customers that moved their service from the incumbent local carrier to BTC, Inc. also usually selected Breda’s long distance service, which has increased the overall number of customers utilizing Breda’s network to make long distance calls. The increased customer count has increased the overall minutes of use for long distance calls, which has increased Breda’s access revenue. Breda has, however, seen some decrease in its minutes of use because of competition from wireless carriers offering calling plans with such features as unlimited nights and weekend calls. Those types of features lead customers having both wireless and wireline service to use their wireless calling plans to make long distance calls, which results in less traffic being carried over the wireline networks. Also, the Iowa Utilities Board has ruled that wireless traffic is considered local traffic, so the wireless carriers are not entering into interconnection agreements with the wireline carriers for use of their networks. The wireline carriers, such as Breda, accordingly receive less traffic over their networks, and received less payment for the traffic that the wireless carriers routed over the wireline networks since May 2004 when, as noted later in this annual report, Breda negotiated reciprocal transport and termination agreements with some of the wireless carriers.

As indicated above, Breda, Prairie Telephone and Westside Independent utilize the “average schedule” basis for receiving inter-state access charge revenues. This is the approach taken by most smaller telephone companies. Another approach available for receiving access charge revenues is the “cost” approach. Telephone companies make filings with the FCC, which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs across a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question.

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

The joint task force completed its initial study in May, 2004 and found that the overall results showed costs both higher and lower than the current intra-state access rates, and that the cost per minute for intrastate access fell within a range of 2 cents to 16 cents. The task force is continuing its work and is also now working on issues relating to universal service funding. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda does not believe that any increase in intra-state access rates will be recommended by the task force and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda’s operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda’s operating income. Breda does, however, anticipate continuing pressure for the lowering of both state and federal access charge rates.

Another revenue recovery issue present in the industry since April 1999 has been the nonpayment of access revenue by wireless carriers on traffic originating and terminating within the same major trading area (intraMTA). Breda and other local exchange carriers had not received payment for the termination of this wireless traffic over their networks to the end user. A joint task force of industry representatives and the Iowa Telecom Association had been working since the spring of 2003 to negotiate with wireless carriers on this issue. In late April 2004, the ITA Wireless Termination negotiating committee was successful in reaching an agreement with four wireless carriers – U.S. Cellular, Verizon Wireless, Sprint PCA and Midwest Wireless. The intent of the joint task force had been that any independent telephone company who wished to participate in the negotiated wireless termination agreements with one of these carriers could “opt in” to one of the wireless termination agreements already on file at the IUB. In July 2004, the joint negotiating team learned that the wireless carriers had rejected the idea of allowing independent phone companies to “opt in” to one of the wireless termination agreements already on file at the IUB. The latter fact meant that any independent telephone company that wished to participate in the wireless termination agreements with Midwest Wireless, Verizon, US Cellular and Sprint needed to execute their own separate agreement with each wireless carrier. The ITA Wireless Termination negotiating committee continued its efforts to pursue past compensation from the wireless carriers for minutes from April 1999 to March 31, 2004, and also continued its attempts to convince the remaining wireless carriers, including AT&T and Nextel, to sign the “model” agreement. I Wireless agreed to be bound by the model agreement in January 2005.

Breda began negotiations with the five wireless carriers who had adopted the ITA Model Wireless Termination Agreement, and by late January 2005 had signed agreements with Sprint, US Cellular, i-wireless and Midwest Wireless for each of Breda, Prairie Telephone, Westside Independent and BTC, Inc. The agreements with Sprint, US Cellular and i-wireless became effective as of May 1, 2004, and the Midwest Wireless agreement became effective January 27, 2005. Breda was also successful in negotiating an agreement with Verizon for each Breda, Prairie Telephone and Westside Independent as of July 29, 2005. The Verizon agreements also had an effective date of May 1, 2004. Verizon would not sign a Wireless Termination Agreement with BTC, Inc. since it is a competitive local exchange carrier.

The agreements generally provide for compensation on only a going forward basis. The agreements provide for significantly less revenue per minute, and are reciprocal compensation agreements, which means generally that each of the two carriers receives compensation from the other carrier for the transport and termination on each carrier’s network facilities of IntraMTA telecommunications traffic that originates on the network facilities of the other carrier.

•

The ITA Wireless Termination negotiation committee was also successful in negotiating a settlement with U.S. Cellular and Verizon for the termination of wireless traffic over Breda’s networks for the time period of April 1999 through April 2004. These agreements were settlements of a disputed claim, and did not represent a per-minute payment. In the aggregate, Breda, Prairie and Westside received $24,262 in settlement payments from U.S. Cellular and Verizon for the time period April 1999 through April 2004.

•

Another access revenue challenge faced by Breda and its counterparts in the industry has been the amount of traffic coming over Qwest facilities which is considered unbillable. In July 2005, an ITA Task Force met with Qwest representatives to discuss how to address this continuing problem of unbillable traffic. This ITA Task Force had been looking at ways to reduce the amount of “unbillable” traffic being terminated on independent carrier networks. During this meeting Qwest suggested a new billing arrangement that is based on an agreement that Qwest reached with the independent telephone companies in Minnesota. Qwest proposed to generate billings that it sends to independent telephone companies based on its own information and on CLEC originating call information. The independent telcos would then invoice Qwest from those billings. Additionally, Qwest would agree to provide call records that would include monthly usage data to each independent that would include call records, EAS and local wireless call data to allow the independents to bill for nearly all (98%) of the traffic that is terminated. These records would have to be purchased from Qwest, and would be used to identify and bill the true originator of the remaining wireline traffic delivered by Qwest. As of the date of this filing, the ITA Task Force continues to negotiate with Qwest over the details of the new proposal, and a trial period with a sample group of telephone companies is gathering information on the billing records generated by the proposed new billing arrangement.

•

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

•

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

•

Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda experienced a 29.6% increase in its long distance customer base from December of 2004 to December of 2005.

•	Breda, Prairie Telephone, Westside Independent and BTC, Inc. each generate revenues from providing Internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. As noted in Item 1, they are experiencing intense services and pricing competition in providing Internet access.

Breda’s other primary source of consolidated revenue is generated from Tele-Services’ cable business. Tele-Services’ operating revenues are generated primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services’ main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could result in further adverse effects on Tele-Services’ business. The telecommunications and cable industries are also continually changing, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines by 2006. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base.

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

On February 8, 2006, the Deficit Reduction Omnibus Reconciliation Act of 2005, which includes the digital television transition legislation (DTV) was signed into law. The DTV bill sets a February 17, 2009, deadline for broadcasters to transition from analog to digital spectrum. Tele-Services has not finalized the costs to upgrade all of its transmission equipment from analog to digital but this law would require significant upgrade to its plant, equipment, and cables in order to provide digital transmission of all programming.

Tele-Services is also monitoring the State Cable and Video Franchise Bill, which has passed out of both the Iowa Senate and Iowa House of Representatives commerce committees. This bill would eliminate city franchises and move to a certificate issued by the Secretary of State. It provides for a fee that is a percentage of gross revenues which means the percentage set by the municipality which shall not be greater than the most recent percentage paid by the incumbent cable provider as a franchise fee or five percent, which ever is less. Incumbent providers would keep their existing franchises until they expire at which time they would apply for a certificate through the Secretary of State.

The industry associations are monitoring this bill because a majority of the independent telcos are current cable providers operating with franchises, many of which are 15-25 year agreements containing build-out and other requirements that would not apply to competitive providers. If a competitor came into a present provider’s area with a certificate, they would pay the same fee as the incumbent but the incumbent would continue to face the additional requirements contained in the agreements. In addition, upon expiration of existing franchises and obtaining a certificate, the fee charged by the municipality may in some circumstances be increased, due to the elimination of negotiating with the city. Increased fees, if they occur also raise a competitive issue with satellite providers who pay no franchise fees. Both of these circumstances could result in disadvantages for Tele-Services, Ltd.

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

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past two fiscal years:

	2005	2004

Local exchange carrier (1)	81.4%	78.5%
Broadcast (2)	10.8%	12.6%
Internet service provider (3)	7.8%	8.9%

	100.0%	100.0%

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

(2)	This segment includes monthly fees charged for basic and premium cable services.

(3)	This segment includes monthly fees charged for Internet services.

Twelve months ended December 31, 2005 Compared to Twelve months ended December 31, 2004

The table below sets forth the components of Breda’s revenues for the twelve months ended December 31, 2005, compared to the same period in 2004.

	Twelve Months Ended December 31,		Change

	2005	2004	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$840,166	$731,842	$108,324	14.8%
Network access services	3,326,256	2,870,966	455,290	15.9%
Long distance services	247,218	234,363	12,855	5.5%
Cellular services	1,436,544	1,187,382	249,162	21.0%
Billing and collection services	19,820	27,004	(7,184)	-26.6%
Miscellaneous	199,886	256,627	(56,741)	-22.1%

	$6,069,890	$5,308,184	$761,706	14.3%

Cable television services	803,561	849,691	(46,130)	-5.4%

Internet services	579,063	604,482	(25,419)	-4.2%

	$7,452,514	$6,762,357	$690,157	10.2%

There was an increase in total operating revenues for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004, of $690,157, or 10.2%.

Local Exchange Carrier Services - $761,706

Local exchange carrier services revenues accounted for 81.4% of all operating revenue in the twelve-month period ended December 31, 2005. There was a $761,706, or 14.3%, increase in local exchange carrier services revenues for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004.

Local network services revenues increased $108,324, or 14.8%, for the twelve months ended December 31, 2005, as compared to the same period in 2004, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, IA. Breda’s long distance services revenue also increased $12,855, or 5.5%, for the twelve months ended December 31, 2005, as compared to the twelve-month period ended December 31, 2004, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $455,290, or 15.9%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning generated approximately $279,705 of access revenue during the twelve-month period ended December 31, 2005, and allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda began offering its Internet services to its phone customers in southern Iowa in the latter part of 2004, so there would be minimal corresponding network access revenue during the twelve-month period ended December 31, 2004. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers. While the overall payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic prior to April 1999, Breda generated approximately $83,352 in wireless access revenue for the twelve-month period ended December 31, 2005. As explained earlier in this report, Breda also received settlement payments of $24,262 going back to April 1999 through April 2004 from two of the carriers during the twelve-month period ended December 31, 2005. There was no corresponding access revenue from wireless carriers during the twelve-month period ended December 31, 2004. Breda’s access revenue has also increased because of its increased customer base, and particularly the Carroll, IA, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls. Breda also installed a tandem switch in its Carroll location which allows for both the consolidation of traffic from almost all of its subsidiary exchanges to produce economies of scale and also allows Breda to now bill a tandem switching rate element on some of its traffic. Breda estimates that the switching rate element should generate approximately $6,700 per month in additional access revenue. The twelve-month period ended December 31, 2005 includes one month of the tandem switching rate element.

Cellular services increased $249,162, or 21.0%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. This increase was a direct reflection of the 22.6% increase in customers served by Breda’s retail locations during this time period.

Broadcast Services – ($46,130)

Broadcast services decreased $46,130, or 5.4%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. Breda’s subsidiary, Tele-Services, Ltd. continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended December 31, 2005, which allowed it to combine its Sidney and Riverton cable TV head ends. Breda continues to explore other consolidation opportunities in its cable TV communities in order to reduce its operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005 for the one community that received additional channels from the consolidation of head ends. During the third quarter of 2005, Breda upgraded its software and operating systems on its local channel equipment and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. Effective October 1, 2005, Tele-Services sold its Neola, Iowa cable service system to Walnut Telephone Company. This system had generated broadcast services revenue from approximately 111 subscribers.

Internet Services – ($25,419)

Internet services revenue decreased $25,419, or 4.2%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. The decrease is directly attributable to the decrease in BTC, Inc.’s Internet service customer base, which is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. However, Breda was forced by competitive pressures to reduce its pricing on its high speed Internet services as of October 1, 2004. This price decrease is reflected in Internet services revenue during the twelve-month period ended December 31, 2005.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the twelve months ended December 31, 2005, compared to the same period in 2004.

	Twelve Months Ended December 31,		Change

	2005	2004	Amount	Percentage

OPERATING EXPENSES
Cost of services	$3,535,861	$3,012,257	$523,604	17.4%
Depreciation and amortization	931,294	1,023,799	(92,505)	-9.0%
Selling, general and administration	1,957,493	1,890,344	67,149	3.6%

	$6,424,648	$5,926,400	$498,248	8.4%

Cost of Services - $523,604

Cost of services increased $523,604, or 17.4%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. As a result of customer growth in competitive local exchange carrier access lines, long distance services, and cellular services, the provisioning costs, which include labor and benefits, increased $246,628 for those services during the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. Cellular provisioning accounted for $191,968 of the $246,628 increase. As noted previously, overall customer growth declined for Breda’s cable TV services, but Breda experienced a $6,659 programming fees increase for its cable TV offerings during 2005. Breda had additional Internet start-up costs with the roll-out of its satellite Internet service, some preparation costs for the roll-out of it ADSL flavor of high speed Internet, as well as long distance provisioning costs to provide its own Internet service in its southern Iowa exchanges which caused a $270,317 increase in Internet provisioning costs during the twelve-month period ended December 31, 2005 when compared to the twelve-month period ended December 31, 2004. Breda is allocating a portion of shared provisioning costs between its CLEC operation and its Internet services operation.

Depreciation and Amortization – ($92,505)

Depreciation and amortization expense decreased $92,505, or 9%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. Some of Breda’s plant assets are fully depreciated, which is reflected in the depreciation expense decrease for the twelve-month period ended December 31, 2005. As of December 31, 2005, Breda has begun depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in its cable TV operations. These assets became operational in the fourth quarter of 2005, and have generated some additional depreciation expense for the last three months of the twelve-month period ended December 31, 2006.

Selling, General and Administration – $67,149

Selling, general and administration expenses increased $67,149 for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. While property tax expense increased $46,277 during the twelve-month period ended December 31, 2005, when compared to the same period in 2004, this increase was offset by decreased wage and benefits costs from decreased staffing in the Customer Service department of $10,872. Corporate operations increased $31,744 for the twelve-month period ended December 31, 2005 when compared to the twelve-month period ended December 31, 2004, and was mainly due to increased professional fees associated with Breda’s SEC compliance work.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the twelve-month period ended December 31, 2005, compared to the same period in 2004.

	Twelve Months Ended December 31,		Change

	2005	2004	Amount	Percentage

OTHER INCOME(EXPENSES)
Interest and dividend income	$462,382	$389,110	$73,272	18.8%
Loss on note receivable impairment	—	(172,974)	172,974	-100.0%
Interest expense	(105,409)	(126,737)	21,328	-16.8%
Income from equity investments	1,237,722	1,315,574	(77,852)	-5.9%
Other, net	20,751	(14,179)	34,930	246.4%

	$1,615,446	$1,390,794	$224,652	16.2%

Interest and Dividend Income. Interest and dividend income increased $73,272, or 18.8%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. This increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income, and from higher interest rates earned on invested funds. Two of Breda’s subsidiaries, Prairie and Westside, received catch-up dividends for past years totaling $31,018 from their investment in Iowa Network Services during the twelve-month period ending December 31, 2005, and for which there would be no corresponding income during the twelve-month period ended December 31, 2004. The company also received increased dividends during the twelve-month period ended December 31, 2005, for some of its other investments, when comparing the two twelve-month periods.

Loss on Note Receivable Impairment. There was a positive adjustment to Other Income (Loss) for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. A $172,974 loss on a note receivable to Desk Top Media, L.L.C. had been recorded during the twelve-month period ended December 31, 2004. Since there is no corresponding entry during the twelve-month period ended December 31, 2005, there is a positive $172,974 adjustment when comparing the two twelve-month periods.

Interest Expense. The $21,328, or 16.8%, decrease in interest expense for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004, is the result of the declining Rural Telephone Finance Cooperative outstanding loan balance on which interest is figured because scheduled principal payments have been made. There has been no change in interest rate and no additional loan proceeds have been borrowed.

Income from Equity Investments. Income from equity investments decreased $77,852, or 5.9%, for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the twelve-month period ended December 31, 2005 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. The cellular partnerships have been under market pressure from carriers such as AT&T, Sprint and Verizon, to renegotiate their roaming contracts at lower rates. As a result, the cellular partnerships making up Breda’s equity investments are receiving less roaming revenue, even though the number of customers and the minutes of use have increased. Because of competition from other wireless carriers, more free evening and week-end minutes are being included for the same base rate in the customer package offerings, which has also decreased the overall service revenues in these cellular partnerships.

Other, Net. Other net income increased $34,930, or 246.4%, for the twelve months ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004. Breda realized a $33,304 gain on the sale of its Neola, Iowa cable TV system in September 2005, for which there was no corresponding entry during the twelve-month period ended December 31, 2004. Breda also began leasing space on two towers to cellular providers during 2005, and for which there would be no corresponding revenue for the twelve-month period ended December 31, 2004. Miscellaneous installation work for residential and business customers has also increased during the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004.

Income Tax Expense. Income taxes increased $34,093, or 4.3%, for the twelve-month period ended December 31, 2005, when compared to the same period in 2004. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate in 2005 is 31.3%, compared to a 35.7% tax rate in 2004. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from income tax.

Net Income. Net income increased $421,061, or 30.2%, for the twelve-month period ended December 31, 2005, when compared to the same period in 2004.

Liquidity and Capital Resources at Twelve Months Ended December 31, 2005.

Breda’s short-term and long-term liquidity requirements arise primarily from: working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the twelve months ended December 31, 2005 and 2004, cash provided by operating activities was $2,415,829 and $2,299,550, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments would be evaluated on their own merits for cash and revenue production, and if the return on investment was sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of December 31, 2005, and December 31, 2004.

	As of

	December 31, 2005	December 31, 2004

Short-Term Liquidity
Current Assets	$2,766,901	$2,344,963
Current Liabilities	(1,115,177)	(703,508)

Net Working Capital	$1,651,724	$1,641,455

Cash and Cash Equivalents	$739,741	$1,036,804
Short Term Marketable Securities	$635,409	$232,645
Available on Line of Credit	$2,000,000	$2,000,000

The increase in current assets from December 31, 2004 to December 31, 2005 is mainly due to a net $105,701 increase in the Company’s cash and temporary investments, and a $296,542 increase in its accounts receivable. The increase in accounts receivable is mainly due to increased amounts due to the Company from its interexchange carriers for the use of the Company’s networks to terminate their traffic. All of the funds were received by the Company after December 31, 2005.

The increase in current liabilities from December 31, 2004 to December 31, 2005 is due mainly to a $155,704 increase in Accounts Payable, a $179,902 increase in Accrued taxes, and a $65,563 increase in Other Liabilities. The Account Payable increase is primarily due to the receipt of invoices for the payment of plant under construction costs for the switch installation in the Carroll CLEC exchange that will be paid after December 31, 2005, and for amounts owing to a neighboring telephone company for fiber rent. Accrued taxes also increased current liabilities by $179,902 as of December

31, 2005, and was primarily the result of the 27.6 % increase in property taxes resulting from new property assessments implemented by county assessors, and the increase in federal and state income taxes payable because of the increased revenue generated in 2005, and for which additional payments will be made after December 31, 2005.

The following table summarizes Breda’s sources and uses of cash for the twelve months ended December 31, 2005 and 2004.

	Twelve Months Ended December 31,

	2005	2004

Net Cash Provided (Used)
Operating Activities	$2,415,829	$2,299,550
Investing Activities	$(2,288,210)	$(2,063,479)
Financing Activities	$(424,682)	$(404,817)

For the twelve months ended December 31, 2005 and 2004, cash provided by operating activities was $2,415,829 and $2,299,550, respectively.

Cash used in investing activities increased $224,731 for the twelve-month period ended December 31, 2005, when compared to the twelve-month period ended December 31, 2004, and is mainly attributable to the purchase of a new switch in Breda’s CLEC community of Carroll, Iowa.

During the third quarter of 2005, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. With Prairie Telephone’s initial purchase of 5,000 units for $200,000 in March 2005, Prairie Telephone now has a 9.75% interest in Bug Tussell Wireless, L.L.C. During the twelve-month period ended December 31, 2005, the Company also contributed additional capital of $50,000 to its Guthrie Group, L.L.C. investment and $30,000 to its Carroll County Wireless L.L.C. investment for tower buildout construction.

Cash used in financing activities was $424,682 for the twelve-month period ended December 31, 2005, and $404,817 for the twelve-month period ended December 31, 2004. During the twelve-month period ended December 31, 2005, cash was used to repay $154,013 of long term debt, to pay dividends to the shareholders of $7 per share totaling $218,190, and to redeem common stock for $52,479. Breda used cash during the twelve-month period ended December 31, 2004 to repay $144,183 of Rural Telephone Finance Cooperative long term debt, to pay dividends to shareholders of $3 per share totaling $94,479, and to redeem common stock for $166,155.

Long Term Debt

As of December 31, 2005, Breda had outstanding $1,479,448 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the twelve months ended December 31, 2005, capital expenditures were $1,434,265.

Breda’s contractual obligations as of December 31, 2005 are:

2006	$164,513
2007	$175,729
2008	$187,710
2009	$200,507
2010	$214,177
2011 and After	$536,812

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

Breda adheres to its investment policy, which allows investments in:

Securities issued or guaranteed by the U.S. Government or its agencies.
Corporate or municipal bonds rated A or better by a major rating service.
Money market funds investing in U.S. Government, U.S. Agency or highly rated municipal securities.

Item 7.	Financial Statements.

The financial statements included in Item 7. of the 10-KSB are unaudited. As of the date of the filing, certain portions of the audit of Breda Telephone Corp. (Breda) were not complete.

Breda has investments in certain limited partnerships that it accounts for using the equity method. Because of the materiality of these investments, Kiesling Associates LLP is required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income are presented fairly, in all material respects, in the consolidated financial statements of Breda Telephone Corp. as of and for the year ended December 31, 2005.

As of the date of the filing, three of the audits of partnerships in which Breda owns equity interests, which are audited by other auditing firms, were not complete. Breda will file an amended 10-KSB upon receipt of the audited financial statements for these partnerships.

/s/Kiesling Associates LLP
Kiesling Associates LLP

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2005 and 2004

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$739,741	$1,036,804
Marketable securities	635,409	232,645
Accounts receivable	952,579	656,036
Interest receivable	107,229	65,210
Current portion of note receivable	144,000	144,000
Inventory, at average cost	122,953	103,617
Other	42,196	57,508
Deferred income taxes	22,794	49,143

	2,766,901	2,344,963

OTHER NONCURRENT ASSETS
Marketable securities	5,463,298	5,417,170
Investments in unconsolidated affiliates at equity	5,519,572	4,679,772
Other investments at cost	790,066	793,935
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 and $172,974 in 2005 and 2004, respectively	75,469	121,577

	12,745,217	11,909,266

PROPERTY, PLANT AND EQUIPMENT	5,215,291	4,703,083

TOTAL ASSETS	$20,727,409	$18,957,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$164,513	$154,013
Accounts payable	428,211	272,507
Accrued taxes	378,871	198,969
Other	143,582	78,019

	1,115,177	703,508

LONG-TERM DEBT, less current portion	1,314,935	1,479,448

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	855,542	876,668

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 and 31,170 shares issued and outstanding at $357 and $326 stated values, respectively	11,075,211	10,161,420
Retained earnings	6,366,544	5,736,268

	17,441,755	15,897,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,727,409	$18,957,312

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005 and 2004

	2005	2004

OPERATING REVENUES	$7,452,514	$6,762,357

OPERATING EXPENSES
Cost of services	3,535,861	3,012,257
Depreciation and amortization	931,294	1,023,799
Selling, general, and administrative	1,957,493	1,890,344

	6,424,648	5,926,400

OPERATING INCOME	1,027,866	835,957

OTHER INCOME (EXPENSES)
Interest and dividend income	462,382	389,110
Interest expense	(105,409)	(126,737)
Loss on note receivable	—	(172,974)
Income from equity investments	1,237,722	1,315,574
Other, net	20,751	(14,179)

	1,615,446	1,390,794

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,643,312	2,226,751

INCOME TAXES	828,576	794,483

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,814,736	1,432,268

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(38,593)

NET INCOME	$1,814,736	$1,393,675

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE	$58.37	$45.70

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(1.23)

NET INCOME PER COMMON SHARE	$58.37	$44.47

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2005 and 2004

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2003	31,694	$9,603,282	$5,161,365	$14,764,647

Comprehensive income:
Net Income			1,393,675	1,393,675

Dividends paid			(94,479)	(94,479)

Common stock redeemed, net	(524)	(166,155)		(166,155)

Stated value stock adjustment		724,293	(724,293)

Balance at December 31, 2004	31,170	10,161,420	5,736,268	15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005	31,023	$11,075,211	$6,366,544	$17,441,755

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,814,736	$1,393,675
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	60,000
Depreciation and amortization	931,294	1,023,799
Deferred income taxes	9,924	391,836
Amortization of investment tax credits	(4,701)	(9,769)
Amortization of investment premium/discount - net	64,521	75,590
Equity income in unconsolidated affiliates, net of distributions received of $847,902 and $578,077 in 2005 and 2004, respectively	(389,819)	(737,497)
Realized gain on sale of property	(33,444)	—
Note receivable discount	(5,609)	(10,443)
Loss on impairment of note receivable	—	172,974
Changes in assets and liabilities:
(Increase) Decrease in:
Receivables	(338,562)	(104,962)
Prepayments	15,312	(32,102)
Inventory	(19,336)	4,390
Increase (Decrease) in:
Accounts payable	126,048	38,705
Accrued taxes	179,902	92,377
Other	65,563	(59,023)

Net cash provided by operating activities	2,415,829	2,299,550

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,434,265)	(585,873)
Purchase of investments	(1,100,603)	(2,161,504)
Purchase of equity investments	(403,264)	—
Purchase of other investments - at cost	(3,340)	(3,537)
Issuance of notes receivable	—	(45,307)
Proceeds from the sale of property	53,863
Proceeds from the sale of investments	587,190	673,660
Proceeds from the sale of other investments - at cost	7,209	6,749
Repayment of notes receivable	5,000	52,333

Net cash used in investing activities	(2,288,210)	(2,063,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(154,013)	(144,183)
Common stock redeemed, net	(52,479)	(166,155)
Dividends paid	(218,190)	(94,479)

Net cash used in financing activites	$(424,682)	$(404,817)

Net Increase (Decrease) in Cash and Cash Equivalents	$(297,063)	$(168,746)

Cash and Cash Equivalents at Beginning of Period	1,036,804	1,205,550

Cash and Cash Equivalents at End of Period	$739,741	$1,036,804

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Breda Telephone Corporation (herein referred to as “the Company”) is a provider of telecommunications exchange and local access services, long distance services, cable television services and internet services in a service area located primarily in western Iowa. The company is also involved in retail sales of cellular equipment and service plans for cellular partnerships of which it owns interests, and sales of other telecommunications equipment.

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

The accounting records for the Company’s cable television operations are maintained in accordance with the Uniform System of Accounts for CATV Companies prescribed by the National Association of Regulatory Utility Commissioners.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Prairie Telephone Co., Inc., Tele-Services, Ltd., and Westside Independent Telephone Company. All material intercompany transactions have been eliminated in consolidation.

Cash Equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered cash equivalents.

Investments

Marketable debt and equity securities bought and held principally for selling in the near future are classified as trading securities and carried at fair value. Unrealized holding gains and losses on trading securities are reported in earnings. Marketable debt and equity securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses recorded as a separate component of stockholders’ equity.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, (Continued)

Debt securities for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The Company uses the specific identification method of computing realized gains and losses.

Nonmarketable equity investments, over which the Company has significant influence or a 20% ownership, are reflected on the equity method. Other nonmarketable equity investments are stated at cost.

Inventory

Inventory includes both merchandise held for resale and material and supplies. Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method. Materials and supplies, used in the construction of the Company’s facilities to provide telecommunications services, are recorded at average cost.

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
December 31, 2005 and 2004

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company would provide for impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Based on current conditions, management does not believe any of its long-lived assets are impaired.

Income Taxes

Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes arise from differences between the book and tax basis of plant assets, certain investments and goodwill. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible, when the assets and liabilities are recovered or settled.

Investment tax credits (ITC), which were deferred prior to the Tax Reform Act of 1986, are being amortized over the regulatory life of the plant that produced the ITC.

Revenue Recognition

The Company recognizes revenues when earned regardless of the period in which they are billed. The Company is required to provide telephone service to subscribers within its defined service territory.

Local network, internet and cable television service revenues are recognized over the period a subscriber is connected to the network.

Network access and long distance service revenues are derived from charges for access to the Company’s local exchange network. The interstate portion of access revenues is based on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA), which is regulated by the FCC. The intrastate portion of access revenues is billed based upon the Company’s tariff for access charges filed with the Iowa Utilities Board (IUB). The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried. Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at contracted rates.

Other revenues include contractually determined arrangements for the provision of billing and collecting services and are recognized in the period when the services are performed. Cellular sales and commission revenues are recognized at the time of customer activation.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses the reserve method to recognize uncollectible customer accounts.

Reclassifications

Certain reclassifications have been made to the 2004 consolidated financial statements to conform with the 2005 presentation.

NOTE 2.          MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005

Held-to-Maturity:
Municipal bonds	$4,735,425	$31,136	$(64,618)	$4,701,943
Government securities	1,363,282	1,177	(32,305)	1,332,154

	$6,098,707	$32,313	$(96,923)	$6,034,097

December 31, 2004

Held-to-Maturity:
Municipal bonds	$5,451,900	$84,889	$(33,005)	$5,503,784
Government securities	197,915	394	(3,110)	195,199

	$5,649,815	$85,283	$(36,115)	$5,698,983

	2005	2004

Amounts classified as:
Current	$635,409	$232,645
Noncurrent	5,463,298	5,417,170

Total	$6,098,707	$5,649,815

The amortized cost and fair value of marketable debt securities at December 31, 2005, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$635,409	$636,555
Due after one year through three years	1,068,235	1,068,608
Due after three years through five years	906,161	900,219
Due after five years	3,488,902	3,428,716

	$6,098,707	$6,034,098

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 3.          NOTE RECEIVABLE

Note receivable consists of the following:

	2005	2004

Desktop Media, L.L.C. - 6.75%	439,160	438,551
Allowance	(219,691)	(172,974)

	219,469	265,577
Less current portion	144,000	144,000

	$75,469	$121,577

The note with Desktop Media, L.L.C., (Desktop) had an original balance of $500,000 and matures in 2006. Interest on the note balance accrues at the rate of prime plus 1 percent (prime + 1%) per annum. The interest rate is adjusted on the anniversary of the note. The note is shown net of unamortized discounts of $814 and $6,423 at December 31, 2005 and 2004, respectively. Principal payments of $12,000 plus interest are due the first of each month beginning May of 2003 and shall be due each month thereafter until paid in full. On September 17, 2003 the Company signed a principal deferral agreement with Desktop to defer principal payments due in the months of September through December 2003.

The Company has recorded allowances of $219,691 and $172,974 at December 31, 2005 and 2004, respectively due to the fact that it has not received the scheduled monthly principal payments required by the note agreement. In 2005, the Company recorded an additional allowance of $46,717 on the note receivable. The Company’s ownership in Desktop Media, L.L.C. increased to 17% in 2004 when certain conditions of a loan deferral agreement were not met, and as a result, the Company subsequently began to report its Desktop investment on the equity basis. The additional allowance represents losses in excess of the Company’s cost in the Desktop investment.

During 2005, the Company collected principal payments of $5,000. During 2004, the Company advanced an additional $45,307 to Desktop and received collections of $52,333. During 2005, the Company accrued interest on the note receivable at the 15% penalty rate as allowed per the Company’s promissory note with Desktop. Principal and interest not paid when due shall draw interest at the rate of fifteen percent (15%) per annum.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4.          OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2005	2004

Alpine Communications, L.C.	$1,748,676	$1,596,610
West Iowa Cellular, Inc.	1,071,746	903,684
RSA #1, Ltd.	1,032,572	990,393
RSA #7, Ltd.	296,727	295,100
RSA #9, Ltd.	820,284	786,056
Desktop Media, L.L.C.	—	—
Quad County Communications	60,867	73,607
Carroll County Wireless, L.L.C.	62,492	25,193
Guthrie Group, L.L.C.	57,612	9,129
Bug Tussel, L.L.C.	368,596	—

	$5,519,572	$4,679,772

The Company has a 17.42% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2005 and 2004. Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, along with providing internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2005 and 2004 and the twelve months then ended.

	Alpine Communications, L.C.
	2005	2004

Assets	$18,616,925	$18,866,021
Liabilities	9,531,107	10,652,925

Equity	$9,085,818	$8,213,096

Revenues	$7,243,227	$7,439,098
Expenses	5,187,526	5,148,073

Net Income	$2,055,701	$2,291,025

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4.          OTHER INVESTMENTS (Continued)

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at December 31, 2005 and 2004 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

The following is a summary of condensed financial information pertaining to the companies described above as of September 30, 2005 and 2004 and the twelve months then ended.

2005

	West Iowa
	Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$4,420,340	$11,387,464	$8,125,702	$6,519,877
Liabilities	133,360	2,111,077	3,388,252	1,598,275

Equity	$4,286,980	$9,276,387	$4,737,450	$4,921,602

Revenues	$975,441	$6,810,912	$13,571,754	$10,794,370
Expenses	87,745	6,138,577	11,176,994	8,454,205

Net Income	$887,696	$672,335	$2,394,760	$2,340,165

2004

	West Iowa
	Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$3,876,815	$11,142,981	$7,994,111	$5,966,686
Liabilities	262,082	2,423,724	3,251,422	1,250,446

Equity	$3,614,733	$8,719,257	$4,742,689	$4,716,240

Revenues	$1,407,450	$6,652,260	$11,920,318	$9,727,747
Expenses	612,604	5,415,231	9,213,821	7,873,008

Net Income	$794,846	$1,237,029	$2,706,497	$1,854,739

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4.           OTHER INVESTMENTS (Continued)

The Company has a 17% ownership in Desktop at December 31, 2005 and 2004. Desktop operates in southeastern Minnesota and is a provider of internet and telephone services.

This investment is accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses. Accordingly, the recorded investment amount in Desktop was eliminated at December 31, 2004. In 2005, additional losses in excess of the basis totaling $46,717 were applied against the outstanding note receivable.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2005 and the twelve months then ended.

	Desktop Media, L.L.C.
	2005	2004

Assets	$541,973	$821,038
Liabilities	1,821,559	1,881,144

Equity	$(1,279,586)	$(1,060,106)

Revenues	$2,259,137	$2,244,734
Expenses	2,478,617	2,254,831

Net Income	$(219,480)	$(10,097)

In January 2006, Jaguar Communications entered into an agreement to purchase Desktop Media, L.L.C. of which the Company is a 17% owner. Closing of this transaction, which is expected to occur in the second quarter of 2006, is subject to certain conditions. The Company expects its portion of the proceeds from the sale to be $52,000. Upon sale of Desktop Media, L.L.C., the Company will also receive $439,160 for the note and $39,097 in accrued interest as of December 31, 2005.

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2005 and 2004. This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2005 and 2004 and the twelve months then ended.

	Quad County Communications
	2005	2004

Assets	$188,842	$228,123
Liabilities	7,818	7,302

Equity	$181,024	$220,821

Revenues	$12,250	$20,762
Expenses	52,047	58,991

Net Income	$(39,797)	$(38,229)

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4.           OTHER INVESTMENTS (Continued)

The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2005 and 2004. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2005.

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2005 and 2004 and the twelve months then ended.

2005

	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$186,987	$181,618
Liabilities	—	8,782

Equity	$186,987	$172,836

Revenues	$11	$—
Expenses	8,604	4,319

Net Income	$(8,593)	$(4,319)

2004

	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$75,579	$36,518
Liabilities	—	—

Equity	$75,579	$36,518

Revenues	$11	$—
Expenses	250	—

Net Income	$(239)	$—

The Company has a 9.75% ownership interest in Bug Tussel Wireless LLC (Bug Tussel) at December 31, 2005. Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2005 and the nine months then ended.

Bug Tussel
L.L.C.
2005

Assets	$3,471,397
Liabilities	914,871

Equity	$2,556,526

Revenues	$1,728,387
Expenses	1,161,791

Net Income	$566,596

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 4.           OTHER INVESTMENTS (Continued)

Partnership investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment. Investments in limited liability companies are on the equity method if ownership is more than 3-5%.

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2005	2004

NECA Services, Inc. - stock	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	182,193	186,062
Rural Telephone Bank - stock	165,789	165,789
Iowa Network Services - stock	78,705	78,705
NRTC Patronage Capital - certificates	52,379	52,379
Other	11,000	11,000

	$790,066	$793,935

Other investments include $165,789 at December 31, 2005 and 2004, related to Rural Telephone Bank (RTB) Class B and C stock. The RTB Class B stock was purchased from the RTB as a condition of obtaining long-term financing. Holders of RTB Class B stock are entitled to patronage dividends in the form of additional Class B stock. Any Class C stock was obtained through purchase or at the Company’s option, through the conversion of previously acquired Class B Stock as the related loans were repaid. In 2005, the RTB board announced plans to redeem the outstanding stock of the bank and liquidate the bank. Under the plan, the RTB’s outstanding loans will be transferred to the RUS. The RTB stock held by the Company is expected to be redeemed after the execution of a redemption agreement with the RTB in early 2006. The RTB has notified the company that the Company’s stock is expected to be redeemed at par for approximately $1,336,000. Proceeds from the redemption are expected in the second quarter of 2006.

NOTE 5.          GOODWILL

Goodwill consists of the following:

	2005	2004

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	—	—
Goodwill impairment	—	—

Balance, end of year	$896,812	$896,812

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets. As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2005 and 2004.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 6.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2005	2004

Telephone plant in service:
Land	$41,508	$41,508
Buildings	1,588,518	1,585,126
Other general support assets	1,708,212	1,623,841
Central office assets	3,965,624	2,842,957
Cable and wire facilities	4,670,268	4,666,076
Other plant and equipment	902,127	872,009

	12,876,257	11,631,517

Cable television plant in service:
Land	$11,661	6,086
Buildings	132,673	127,937
Other plant and equipment	159,304	156,799
Towers, antennas and head end equipment	1,592,410	1,583,090
Cable and wire facilities	1,573,544	1,597,823
Franchises	30,092	32,992

	3,499,684	3,504,727

Total property, plant and equipment	16,375,941	15,136,244
Less accumulated depreciation	11,202,573	10,433,161

	5,173,368	4,703,083
Plant under construction	41,923	—

	$5,215,291	$4,703,083

Telephone cable and wire facilities of approximately $675,000 and cable television head end equipment of approximately $500,000 were fully depreciated in 2004. Depreciation on depreciable property resulted in composite rates of 5.9% and 7.2% for 2005 and 2004, respectively.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 7.            INCOME TAXES

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2005	2004

Federal income taxes:
Current tax expense	$596,898	$323,950
Deferred tax expense	4,434	299,445
Amortization of investment tax credits	(4,701)	(9,769)
State income taxes:
Current tax expense	226,451	88,466
Deferred tax expense	5,494	92,391

Total income tax expense	$828,576	$794,483

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

	2005	2004

Deferred tax liabilities
Federal	$783,568	$758,905
State	240,356	227,196

Total deferred tax liabilities	1,023,924	986,101

Deferred tax assets
Federal	(143,679)	(123,446)
State	(47,497)	(39,831)

Total deferred tax assets	(191,176)	(163,277)

Net deferred tax liabilities	$832,748	$822,824

Current portion	$(22,794)	$(49,143)
Long-term portion	855,542	871,967

Net deferred tax liability	$832,748	$822,824

The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes and the amortization of investment tax credits.

Cash paid for income taxes and estimated income taxes for 2005 and 2004 totaled $696,676 and $310,375, respectively.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 7.           INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2005	2004

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	10.1%	10.1%
Amortization of investment tax credits	—%	(0.1)%
Dividends received deduction	(2.8)%	(1.5)%
Tax exempt interest	(5.0)%	(5.0)%
Other	(4.9)%	(1.7)%

Effective income tax rate	31.4%	35.8%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8.           LONG-TERM DEBT

Long-term debt consists of:

	2005	2004

Rural Telephone Finance Cooperative 7.35% (Fixed Rate)	$1,479,448	$1,633,461
Less current portion	164,513	154,013

	$1,314,935	$1,479,448

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2006	$164,513
2007	175,729
2008	187,710
2009	200,507
2010	214,177

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
December 31, 2005 and 2004

NOTE 8.           LONG-TERM (Continued)

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

The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until November 15, 2010. The interest rate at December 31, 2005 is 8.2%. No funds were advanced under the line at December 31, 2005.

In addition, the Company has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2010. The interest rate at December 31, 2005 is 8.2%. No funds were advanced under the line at December 31, 2005.

Cash paid for interest for 2005 and 2004, net of amounts capitalized, totaled $116,809 and $126,737, respectively.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 9.          OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	6,069,890	803,561	579,063	$7,452,514
Interest income	446,657	14,924	801	462,382
Interest expense	105,409	—	—	105,409
Depreciation and amortization	644,533	187,918	98,843	931,294
Income tax expense (benefit)	959,373	(118,130)	(12,667)	828,576
Segment profit (loss)	2,319,130	(193,859)	(310,535)	1,814,736
Segment assets	18,727,523	826,904	1,172,982	20,727,409
Expenditures for segment assets	738,485	153,022	542,758	1,434,265

2004

Revenues and sales	$5,320,184	$849,691	$604,482	$6,774,357
Interest income	381,895	7,057	158	389,110
Interest expense	126,737	—	—	126,737
Depreciation and amortization	690,546	254,777	78,476	1,023,799
Income tax expense (benefit)	943,381	(139,049)	(9,849)	794,483
Segment profit (loss)	1,610,939	(208,573)	(8,691)	1,393,675
Segment assets	16,391,555	1,063,416	1,502,341	18,957,312
Expenditures for segment assets	360,566	97,231	128,076	585,873

NOTE 10. NET INCOME PER COMMON SHARE

Net income per common share for 2005 and 2004 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2005 and 2004 were 31,092 and 31,337, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 12. STOCK RESTRICTIONS

The Company has one class of common stock. Each shareholder is entitled to one vote regardless of the number of shares owned. Restrictions on the stock include the following:

•

Individuals purchasing new shares of stock must be living within the service areas of the Breda Telephone Corporation and subscribe to its telephone services. In addition, new stockholders are limited to purchasing no more than thirty shares of stock directly from the Breda Telephone Corporation.

•	Stockholders are limited to ownership of not more than one percent of the outstanding shares of stock unless ownership was prior to the restated Articles of Incorporation.

•	Stockholders shall not sell any shares of stock owned unless the Company has been given first right of refusal.

•	In households with multiple individuals, only one person must be deemed the subscriber of Company services.

•

A one-time stock transfer to a family member (spouse, child, grandchild, parent, grandparent, or sibling) is allowed for shareholders of record for the shares they held in 1995 even if such transferee resides outside of the telephone exchange service area and is not a subscriber of the Breda Telephone Corporation’s telephone services.

•	Stock transfers require consent of the board of directors.

The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13. EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering most employees. The multi employer retirement program is with the National Telephone Cooperative Association (NTCA) and has been approved by the Internal Revenue Service. Pension costs expensed and capitalized for 2005 and 2004 were $149,427 and $136,127, respectively. The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 14. ASSET RETIREMENT OBLIGATION

Generally accepted accounting principles require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

The Company has determined it does not have a material legal obligation to remove long-term assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2005 and 2004.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2005 and 2004 were approximately $1,144,000 and $936,000, respectively. At December 31, 2005 and 2004, $125,260 and $120,301 were due from RSA #9 for commissions.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, internet customers and telecommunications intrastate and interstate long distance carriers.

The Company received 45% of its 2005 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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
December 31, 2005 and 2004

NOTE 17. CHANGE IN ACCOUNTING PRINCIPLE

In March 2004, the Emerging Issues Task Force (EITF) modified guidance related to accounting for investments in limited liability companies with an effective date for periods beginning after June 15, 2004. Accordingly, July 1, 2004, the Company changed the method of accounting for its investment in Desktop from the cost method to the equity method.

In connection with the change to the equity method, the Company recorded a cumulative adjustment that reduced net income by $38,593 in 2004, which is presented net of income taxes of $21,407. This represents the Company’s proportionate share of losses in Desktop through June 30, 2004.

NOTE 18. NONCASH INVESTING ACTIVITIES

Noncash investing activities included $29,656 during the year ended December 31, 2005 relating to plant and equipment additions placed in service during 2005 which are reflected in accounts payable at year end.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Breda has not had any change in its accountants during Breda’s two most recent fiscal years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item

Item 8A.	Controls and Procedures.

The principal financial officer of Breda has evaluated the effectiveness of Breda’s disclosure controls and procedures as of the end of the period covered by this annual report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

No change in Breda’s internal control over financial reporting occurred during Breda’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

Item 8B.	Other Information.

Breda did not have any information which was required to be disclosed in a report on Form 8-K during Breda’s fourth fiscal quarter of 2005.

PART II

Item 9.	Directors, Executive Officers, Promoters and Control Persons.

                      Directors and Officers.

                      The directors and executive officers of Breda are as follows:

Name	Age	Position(s)

Charles Thatcher	54	President and Director

Dave Grabner	57	Vice President and Director

Rick Anthofer	49	Treasurer and Director

John Wenck	67	Secretary and Director

Dean Schettler	53	Director

Neil Kanne	59	Director

Daniel Nieland	49	Director

Charles (Chuck) Thatcher has been a director of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2007. He has also served as a director of each of Breda’s subsidiaries since May, 2001. Mr. Thatcher was elected as the President of Breda and of each of Breda’s subsidiaries on June 14, 2005. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 21 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

Dave Grabner has been a director of Breda since April, 1999. He was re-elected as a director at the May 17, 2005 annual meeting of the shareholders, and his current term as a director of Breda will end at the annual shareholders meeting which will be held in 2008. He has also been a director of each of Breda’s subsidiaries since April, 1999. Mr. Grabner was the Treasurer of Breda and of each of Breda’s subsidiaries from June, 2001 until June 14, 2005, at which time he was elected as the Vice President of Breda and of each of Breda’s subsidiaries. Mr. Grabner has been self-employed as an electrician for approximately 35 years. He was also previously self-employed as a farmer.

Rick Anthofer has been a director of Breda since August, 2003. His current term as a director will end at the annual meeting of the shareholders which is held in 2006. He has also served as a director of each of Breda’s subsidiaries since August, 2003. Mr. Anthofer was elected as the Treasurer of Breda and each of Breda’s subsidiaries on June 14, 2005. Mr. Anthofer has been the vice president of Breda Savings Bank, Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately thirteen years prior to that time. Mr. Anthofer has also been a member of the Breda, Iowa City Council since 1988.

John Wenck has been a director of Breda since April, 1997, and his current term as a director of Breda will end at the annual shareholders meeting which is held in 2006. He has also served as a director of each of Breda’s subsidiaries since May, 1997. Mr. Wenck has been the Secretary of Breda and each of Breda’s subsidiaries since June 2004. Mr. Wenck is currently self-employed as a farmer. He was also previously employed by the United Parcel Service as a delivery driver.

Dean Schettler has been a director of Breda since April, 1997. His current term as a director will end at the annual shareholders meeting which is held in 2006. He has also been a director of each of Breda’s subsidiaries since April, 1997. Mr. Schettler was the President of Breda and each of Breda’s subsidiaries from May 11, 1998 through June 9, 2003, and he was the Vice-President of Breda and each of Breda’s subsidiaries from June 9, 2003 until June 14, 2005. Mr. Schettler has been employed by Pella Corporation, Pella, Iowa, since August, 1986. He was a moulder technician until August, 1997. Since that time he has been a production coordinator. Pella Corporation is a window and door manufacturer.

Neil Kanne has been a director of Breda since May, 2004, and his term as a director will end at the annual shareholders meeting which will be held in 2007. Mr. Kanne also became a director of each of Breda’s subsidiaries in May, 2004. Mr. Kanne has been self-employed as a farmer for approximately the last 35 years.

Daniel Nieland was elected as a director of Breda at the May 17, 2005 annual meeting of Breda’s shareholders, and his term as a director will end at the annual shareholders meeting which is held in 2008. Mr. Nieland also became a director of each of Breda’s subsidiaries in May, 2005. Mr. Nieland has been self-employed as a farmer since 1978. He has served as a board member of Mt. Carmel Mutual Insurance Association in Breda, Iowa since approximately 1988.

The number of directors for Breda is currently fixed at seven. Each of Breda’s directors is elected to a three year term and until his or her successor is elected. The terms of the directors are staggered, so that three of the directors’ terms expire in one year, two expire the next year, and two expire the following year. If a person has served for three consecutive terms as a director, that person must be off the board for at least one year before the person can again be elected as a director. Each director of Breda must also be a shareholder of Breda, and a director will automatically cease to be a director if he or she sells or transfers all of his or her shares of common stock in Breda. Each director must also be at least 18 years of age.

The officers of Breda are elected annually by the board of directors at its annual organization meeting, and hold office until the next annual organization meeting of the board of directors and until their respective successors are chosen. The annual organization meeting is the first regularly scheduled meeting of the board of directors which follows the annual shareholders meeting, and is generally held in June. Any officer may be removed by the board of directors at any time, with or without cause. Each officer must also be a director and a shareholder of Breda.

During 2005 the following two employees made significant contributions to Breda’s business:

Name	Age	Position

Robert J. Boeckman	44	Chief Operations Officer and Co-Chief Executive Officer

Jane A. Morlok	52	Chief Financial Officer and Co-Chief Executive Officer

During 2005, both Mr. Boeckman and Ms. Morlok were employed pursuant to employment agreements with Breda. Those employment agreements are discussed in Item 10 of this annual report. Mr. Boeckman resigned his position as Breda’s chief operating officer and co-chief executive officer on March 14, 2006, effective on March 14, 2006. Ms. Morlok was designated as Interim Chief Executive Officer by Breda’s Board of Directors on April 11, 2006. Ms. Morlok continues to serve as Chief Financial Officer.

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

Breda does not have a separately-designated standing audit committee, and Breda’s entire board of directors performs any functions that would otherwise be performed by a separately-designated standing audit committee.

Breda’s board of directors has determined that Breda does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, serving on its board of directors. There are various factors which may contribute to the fact that Breda does not have an audit committee financial expert serving on its board of directors. For example, although Breda is subject to the reporting requirements of the Securities Exchange Act of 1934, it is a relatively small company, and its corporate offices are located in a small, rural community in Iowa, both of which facts limit its ability to identify and to attract an audit committee financial expert. Also, under Breda’s governing documents, an individual can only be a director of Breda if the individual is a shareholder of Breda, and an individual can only be a shareholder of Breda if the individual is a resident of the Breda or Lidderdale telephone exchange areas served by Breda and subscribes to Breda’s telephone services. There is therefore a very limited pool of individuals who are even eligible to be considered for a director position with Breda. Also, no shareholder may own more than 1% of the total issued and outstanding common stock of Breda (with certain very limited exceptions), there are various restrictions on a shareholder’s right to sell and assign shares of common stock in Breda, and each shareholder is generally entitled to only one vote on each matter submitted to the shareholders, regardless of the number of shares held by the shareholder. Those restrictions may limit the number of individuals who desire to be a shareholder in Breda. Further, all nominees for election as a director of Breda are nominated by the shareholders, and the shareholders may not take into consideration some of the particular issues that are raised or attempted to be addressed by the Securities Exchange Act of 1934 and its implementing regulations. Breda’s board of directors believes that all of these factors make it unlikely that Breda will have an audit committee financial expert serving on its board of directors in future years.

There were no material changes in 2005 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Breda had not, at the time of the preparation of this annual report, adopted a code of ethics that applies to Breda’s principal executive officer, principal financial officer or persons performing similar functions. Although Breda intends to continue to monitor the need for a code of ethics and may adopt one at some point, Breda currently believes that a code of ethics policy is not necessary given Breda’s size and its other existing internal processes and procedures.

Item 10.	Executive Compensation.

Summary Compensation Table.

The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda’s chief operations officer, and to Jane Morlok, Breda’s chief financial officer, in the 2005, 2004 and 2003 fiscal years. Mr. Boeckman’s services as the chief operations officer of Breda were similar to those normally provided by the chief executive officer of an Iowa corporation.

Summary Compensation Table

Name and Position	Year	Salary(1)	Bonus	Other Annual Compensation(2)	All Other Compensation(3)

Robert J. Boeckman,	2005	$92,373	$15,300	$1,305	$29,079
Chief Operations Officer(4)	2004	$89,906	$12,600	$1,344	26,226
	2003	$87,490	$11,900	$1,508	21,061

Jane Morlok,	2005	$84,423	$14,940	$1,498	$23,832
Chief Financial Officer	2004	$82,934	$11,620	$1,380	$22,004
	2003	$81,425	$9,600	$1,521	$20,246

(1) This amount includes contributions of 3% of annual gross salary pursuant to Breda’s defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. As a condition of participation in that program, participants must contribute a minimum of 3% of annual gross salary. See also the “All Other Compensation” column above.

(2) This amount includes payments by Breda from a fund established by Breda based upon sales of cell phones. The fund is allocated equally among the employees employed at Breda. All employees share in the fund even if they are not involved in the sale of cell phones. Neither Mr. Boeckman nor Ms. Morlok were involved in those sales. The amounts also include a yearly clothing allowance and the estimated yearly value of services provided to Mr. Boeckman or Ms. Morlok by Breda or its subsidiaries at no cost. Those services are local telephone service, basic cable service, internet access, and cellular phone service.

(3) This amount represents contributions by Breda to Breda’s defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of a participant’s annual gross salary. Breda is also required to contribute a 2.32% surcharge on all employee and employer contributions for plan years 2004 through 2007 in order to meet current and projected funding requirements. See also footnote 1 above regarding participants’ contributions to the program. This amount also includes a long term disability contribution of 1.76% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance.

(4)Mr. Boeckman resigned his position effective March 14, 2006.

Charles Thatcher is the president of Breda. No information is provided for Mr. Thatcher in the summary compensation table because he does not receive compensation in his capacity as the president of Breda. Mr. Thatcher does receive compensation for his services as a director of Breda. The compensation payable to directors is discussed below. Clifford Neumayer also served as the president of Breda for a portion of 2005, but no information is provided for Mr. Neumayer in the summary compensation table for the same reason as set forth for Mr. Thatcher.

Director Compensation.

Since June 1, 2005, all of Breda’s directors have received $175 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $100 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors.

Breda’s directors received $150 for each regular, special and conference call meeting from June 2003 through May 2005. Breda’s directors received $125 for each regular, special and conference call meeting from June, 2001 through May, 2003. Breda’s directors received $100 for each regular, special and conference call meeting in 1999 and through May, 2001. The vice president, secretary and treasurer also received an additional $25 per meeting from May, 1999 through May, 2001. The president received an additional $50 per meeting from May, 1999 through May, 2001.

Since June 2005, all of Breda’s directors have received $175 per day for attending all day industry meetings related to Breda’s or its subsidiaries’ businesses. Breda’s directors received $150 per day for attending all day industry meetings related to Breda’s or its subsidiaries’ businesses from June 2001 through May 2005. The meetings are not generally formal meetings of the board of directors, but the meetings are attended by the directors in their capacity as a director of Breda. The directors received $125 per day for such all day meetings from May, 1999 through May, 2001.

Since June 2005, all of Breda’s directors have received $175 for each outside meeting attended by a director and which lasts over three hours. Breda’s directors received $150 for each outside meeting attended by a director and which lasts over three hours from June 2001 through May 2005. The directors received $125 for each such meeting in 1999 and through May, 2001. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the board of directors. Examples of outside meetings include conventions and city council meetings and meetings for purposes of ballot counting.

Since June 2005, directors who service on a committee have received $175 for each committee meeting which does not coincide with another meeting of the board of directors. Directors who serve on a committee received $150 for each committee meeting which does not coincide with another meeting of the board of directors from October 2001 through May 2005.

Breda’s directors are also reimbursed for mileage and for any expenses incurred by them on account of attendance at any meeting of the board of directors or other meetings attended by them in their capacity as a director of Breda.

Breda’s directors may also receive dial-up or high speed internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of internet access is $300 for dial-up and $720 for high speed. They have been entitled to receive internet access since 1999.

The directors also became entitled to receive local telephone service from Breda or its subsidiaries at no cost, effective as of June 1, 2003. The current estimated yearly value of local telephone service is $228.

Employment Agreements.

Breda entered into an employment agreement with both Robert Boeckman and Jane Morlok on July 1, 2003, but the employment agreements were effective as of January 1, 2003 for purposes of salary and for establishing the term of the employment agreements.

Breda’s employment agreements with both Mr. Boeckman and Ms. Morlok terminated by their terms on December 31, 2005. Breda was in the process of developing new proposed employment agreements for both Mr. Boeckman and Ms. Morlok based upon a review of Breda’s management and system structure which is currently being undertaken by Breda with the assistance of a consultant. Breda anticipated completing that review by approximately April 30, 2006, and proposing new employment agreements to Mr. Boeckman and Ms. Morlok. Breda believed that Mr. Boeckman and Ms. Morlok would continue as employees of Breda during that time period under the terms of their existing employment agreements. Breda also believed that it would be able to enter into a new employment agreement with both Mr. Boeckman and Ms. Morlok. On March 14, 2006, Mr. Boeckman notified Breda that he had accepted a position as Chief Executive Officer of STC Wireless, LLC and Chief Operating Officer of Schaller Telephone Company and resigned his positions with Breda.

Ms. Morlok. Under the terms of Ms. Morlok’s employment agreement which terminated on December 31, 2005, she was employed in the capacity of chief financial officer and co-chief executive officer of Breda. On April 11, 2006, Ms. Morlok was designated as Breda’s interim chief executive officer.

Breda could have terminated the employment agreement if Ms. Morlok was absent from her employment by reason of illness or other incapacity for more than 26 consecutive weeks. Breda would pay Ms. Morlok compensation during any such period of illness or incapacity in accordance with Breda’s sick pay policy as then in effect. Breda could also terminate the employment agreement for cause upon five days written notice to Ms. Morlok. The employment agreement provided that “for cause” includes, without limitation:

Fraud or theft,

Falsifying records,

Refusal to carry out a specific order of the board of directors,

Abuse, discrimination, or harassment of another employee,

Unauthorized dissemination of records or information,

Divulging confidential information,

Possession of illegal drugs or weapons while on Breda property,

Conviction of a crime, the nature of which would be calculated to render an employee undesirable as a co-manager and detrimental to the best interests of Breda, and

Using or possessing intoxicants or narcotics of any kind while on Breda premises or being at work under the influence of such substances.

Breda could also terminate the employment agreement at any time, without cause, by giving 30 days written notice to Ms. Morlok. In this event, if requested by Breda, Ms. Morlok should continue to render her services and should be paid her regular compensation up to the date of termination. In addition, Ms. Morlok should be paid on the date of termination a severance allowance equal to the amount remaining to be paid under the employment agreement.

Ms. Morlok could terminate the employment agreement, at any time, by giving 60 days notice to Breda. In this event, Breda should pay Ms. Morlok her compensation up to the date of termination, but Ms. Morlok should not be entitled to any severance payment and would not be considered for any performance bonus.

If Ms. Morlok’s employment terminated by reason of her death, Breda was only obligated to make whatever payments would be required under its pension plan.

Ms. Morlok’s yearly salary under her employment agreement was $81,500 for the 2003 calendar year, $83,000 for the 2004 calendar year and $84,500 for the 2005 calendar year. Ms. Morlok’s salary will continue at the $84,500 annual rate until a new employment agreement is entered into with Ms. Morlok as discussed above, but the salary under the new employment agreement may be made retroactive to January 1, 2006. Ms. Morlok could also receive a bonus under the employment agreement. The employment agreement included an attachment which set forth some methodologies and procedures which would be followed by the board of directors in determining whether a bonus would be paid to Ms. Morlok with respect to a calendar year and the amount of the bonus, but the employment agreement provided that the final determination as to the amount of the bonus rested solely in the discretion of the board of directors. The employment agreement provided that any bonus with respect to the 2004 and 2005 calendar years would be determined by measuring cash flow generated from operations and value added calculations, and that the amount of bonus that could be received by Ms. Morlok with respect to the 2004 and 2005 calendar years would increase by 5% to 25% of her annual salary. The new employment agreement that Breda anticipates entering into with Ms. Morlok also will provide for yearly bonuses to Ms. Morlok.

The employment agreement also provided that Ms. Morlok should be entitled to all employee benefits extended to all full time employees of Breda. Some of the benefits provided to Ms. Morlok included health insurance, life insurance, disability insurance, cellular phone service, a clothing allowance, free local telephone service, free internet access and free basic cable service. Breda also contributed an amount equal to 8.6% of Ms. Morlok’s annual gross salary to the defined benefit retirement and security program which is sponsored by the National Telephone Cooperative Association. Breda also provided Ms. Morlok with the pre-retirement death benefit that is available through the National Telephone Cooperative Association. Ms. Morlok was also reimbursed for all reasonable and appropriate expenses incurred in carrying out his duties under the employment agreement.

Ms. Morlok’s employment agreement included a limited noncompete covenant and confidential information covenant.

Mr. Boeckman. Mr. Boeckman’s yearly salary under the employment agreement was $87,500 for the 2003 calendar year, $90,000 for the 2004 calendar year, and $92,500 for the 2005 calendar year. Mr. Boeckman’s salary continued at the $92,500 annual rate until a new employment agreement would have been entered into with Mr. Boeckman as discussed above, but the salary under the new employment agreement could have been made retroactive to January 1, 2006. Mr. Boeckman’s employment agreement is similar to Ms. Morlok’s employment agreement. The primary differences between Mr. Boeckman’s employment agreement and Ms. Morlok’s employment agreement are as follows:

Mr. Boeckman’s capacities under his employment agreement are chief operating officer and co-chief executive officer.

Breda does not have any written employment agreements with any officers or any other employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Breda is only authorized to issue common stock.

The following table sets forth some information on the percentage ownership of Breda’s common stock as of March 14, 2006 by:

each of Breda’s directors;

each of Breda’s officers; and

all directors and officers of Breda as a group.

Security Ownership Table

Name and Address of Beneficial Owner	Number of Shares		Percentage Ownership

Dean Schettler 16326 120th St. Breda, Iowa 51436	2.0064%

Neil Kanne 12828 Phoenix Avenue Carroll, Iowa 51401	2.0064%

Rick Anthofer 301 N. 4th Breda, Iowa 51436	3.0097%

John Wenck 23909 140th St. Carroll, Iowa 51401	6.0193%

Charles Thatcher 15053 Granite Avenue Breda, Iowa 51436	2	*	.0064%

Dave Grabner 11098 130th Street Breda, Iowa 51436	55	**	.1773%

Daniel Nieland 12192 Ivy Avenue Breda, Iowa 51436	1.0032%

All directors and officers as a group (7 persons)	71.2289%

*	One of these shares is held by Mr. Thatcher’s spouse.

**	One of these shares is held by Mr. Grabner’s spouse.

All of the above shares of common stock are directly owned by the listed individuals, except only as noted with respect to Mr. Thatcher and Mr. Grabner.

Jane Morlok, Breda’s interim chief executive officer, does not own any shares of common stock of Breda.

To Breda’s knowledge, no person or group is the beneficial owner of more than 5% of Breda’s common stock and no person or group holds more than 5% of Breda’s common stock under a voting trust or similar arrangement.

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

any director or officer of Breda,

any nominee for election as a director of Breda,

any beneficial owner of more than 5% of Breda’s common stock, or any member of the immediate family of any person referred to above.

Item 13.	Exhibits.

A list of the exhibits included as part of this annual report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2004 and December 31, 2005.

Audit Fees.

Breda was billed $51,450 and $58,525 for, respectively, the fiscal years ended December 31, 2004 and December 31, 2005 for the audit of Breda’s annual financial statements and review of the financial statements included in Breda’s quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years.

Audit Related Fees.
Breda was billed $22,775 and $17,400 for, respectively, the fiscal years ended December 31, 2004 and December 31, 2005 for assurance and related services that were related to the performance of the audit or review of Breda’s financial statements and which are not reported under “Audit Fees” above. The nature of those services was compliance, assurance and review work in connection with SEC filings.

Tax Fees.

Breda was billed $4,100 and $4,100 for, respectively, the fiscal years ended December 31, 2004 and December 31, 2005 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

All Other Fees.

Breda was billed $10,624 and $7,599 for, respectively, the fiscal years ended December 31, 2004 and December 31, 2005 for products and services which are not described under “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. The nature of those products and services was consulting on industry related issues. Breda’s board of directors has considered whether the provision of those services is compatible with maintaining Kiesling Associates, LLP’s independence.

Kiesling Associates, LLP did not render any professional services relating to financial information systems design and implementation during either of the fiscal years ended December 31, 2004 or December 31, 2005.

Each specific engagement of Kiesling Associates, LLP is approved by the board of directors of Breda, and the board of directors does not have any pre-approval policies or procedures with respect to the provision of any services by Kiesling Associates, LLP. None of the services described in “Audit Related Fees,” “Tax Fees” or “All Other Fees” above were approved by Breda’s board of directors pursuant to 17 CFR 210.2-01(c)(7)(i)(C).

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: April 17, 2006	By:	/s/ Jane Morlok

Jane Morlok, Interim Chief Executive
Officer and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne

	Daniel Nieland, Director		Neil Kanne, Director
Date: April 17, 2006		Date: April 17, 2006

By:	/s/ Rick Anthofer	By:	/s/ John Wenck

	Rick Anthofer, Treasurer and Director		John Wenck, Secretary and Director
Date: April 17, 2006		Date: April 17, 2006

By:	/s/ Dean Schettler	By:	/s/ Dave Grabner

	Dean Schettler, Director		Dave Grabner, Vice President and Director
Date: April 17, 2006		Date: April 17, 2006

By:	/s/ Charles Thatcher	/s/ Jane Morlok

	Charles Thatcher, President and Director		Jane Morlok, Interim Chief Executive
Date: April 17, 2006			and Chief Financial Officer
Date: April 17, 2006

EXHIBIT INDEX
Exhibits to Form 10-KSB of Breda Telephone Corp.
for the Fiscal Year Ended December 31, 2005

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

21.	Subsidiaries of the Registrant. (Filed as Exhibit 21 to Breda’s Form 10-KSB for the fiscal year ended December 31, 2003 and filed March 26, 2004, and incorporated herein by this reference.)

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer	E-1

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Interim Chief Executive Officer and Chief Financial Officer	E-2

*Included with this filing.