Form 10QSB
period 2006-03-31
BREDA TELEPHONE CORP
filed 2006-05-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,023 shares of common stock, no par value, at May 1, 2006.

          Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Breda Telephone Corporation
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2006 and 2005
And the Year Ended December 31, 2005

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,256,135	$739,741
Marketable securities	671,086	635,409
Accounts receivable	1,013,671	952,579
Interest receivable	116,628	107,229
Current portion of note receivable	144,000	144,000
Inventory, at average cost	131,948	122,953
Other	35,235	42,196
Deferred income taxes	16,127	22,794

	3,384,830	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	5,588,277	5,463,298
Investments in unconsolidated affiliates at equity	5,704,510	5,519,572
Other investments at cost	782,365	790,066
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 in each 2006 and 2005	75,991	75,469

	13,047,955	12,745,217

PROPERTY, PLANT AND EQUIPMENT	5,008,559	5,215,291

TOTAL ASSETS	$21,441,344	$20,727,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$167,248	$164,513
Accounts payable	360,112	428,211
Accrued taxes	388,118	378,871
Other	314,675	143,582

	1,230,153	1,115,177

LONG-TERM DEBT, less current portion	1,272,083	1,314,935

OTHER NONCURRENT LIABILITIES	965,299	855,542

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 shares issued and outstanding at $357 stated values	11,075,211	11,075,211
Retained earnings	6,898,598	6,366,544

	17,973,809	17,441,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,441,344	$20,727,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

OPERATING REVENUES	$2,022,881	$1,928,227

OPERATING EXPENSES
Cost of services	893,953	843,577
Depreciation and amortization	242,749	245,026
Selling, general, and administrative	512,767	489,682

	1,649,469	1,578,285

OPERATING INCOME	373,412	349,942

OTHER INCOME (EXPENSES)
Interest and dividend income	93,829	97,311
Interest expense	(27,185)	(30,015)
Income from equity investments	661,079	246,388
Other, net	(378)	(162)

	727,345	313,522

INCOME BEFORE INCOME TAXES	1,100,757	663,464

INCOME TAXES	351,542	238,412

NET INCOME	$749,215	$425,052

NET INCOME PER COMMON SHARE	$24.15	$13.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2004 (Audited)	31,170	$10,161,420	$5,736,268	$15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited)	31,023	11,075,211	6,366,544	17,441,755

Comprehensive income:
Net Income			749,215	749,215

Dividends declared			(217,161)	(217,161)

Balance at March 31, 2006 (Unaudited)	31,023	$11,075,211	$6,898,598	$17,973,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$749,215	$425,052
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	242,749	245,026
Deferred income taxes	116,424	(50,382)
Amortization of investment tax credits	—	(1,403)
Amortization of investment premium/discount - net	14,088	15,167
Equity income in unconsolidated affiliates, net of distributions received of $476,141 and $142,429 in 2006 and 2005, respectively	(184,938)	(103,959)
Note receivable discount	(522)	(1,895)
Changes in assets and liabilities:
(Increase) Decrease in assets:	(72,525)	(112,914)
Increase (Decrease) in liabilities:	(117,626)	255,345

Net cash provided by operating activities	746,865	670,037

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,311)	(138,938)
Purchase of investments	(400,773)	(313,839)
Purchase of equity investments	—	(280,000)
Proceeds from the sale of investments	226,029	2,529
Proceeds from the sale of other investments - at cost	7,701	7,209

Net cash used in investing activities	(190,354)	(723,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(40,117)	(37,556)

Net cash used in financing activites	$(40,117)	$(37,556)

Net Increase (Decrease) in Cash and Cash Equivalents	$516,394	$(90,558)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$1,256,135	$946,246

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27,185	$30,015
Income taxes	$180,000	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operation and changes in cash flows for the three months ended March 31, 2006 and 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 10-KSB as filed on April 13, 2006. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentations.

NOTE 2.          NONCASH INVESTING ACTIVITIES

Noncash investing activities included $12,706 and $28,871 during the three months ended March 31, 2006 and December 31, 2005, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at March 31, 2006 and December 31, 2005.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.          OPERATING SEGMENTS (Continued)

Three Months Ended March 31, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$1,676,882	$186,001	$159,998	$2,022,881
Segment profit (loss)	$919,315	$(41,824)	$(128,276)	749,215

Three Months Ended March 31, 2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$1,579,621	$206,572	$142,034	$1,928,227
Segment profit (loss)	524,677	(50,897)	(48,728)	425,052

NOTE 4.          NET INCOME PER COMMON SHARE

Net income per common share for March 31, 2006 and 2005 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2006 and 2005 were 31,023 and 31,170, respectively.

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

Various discussions and statements in this quarterly report contain forward-looking statements, which can be identified by the use of forward-looking terminology such as “expects,” “estimates,” “plans,” anticipates,” “forecasts,” “predicts,” “projects,” “believes,” “should,” “could,” or other similar expressions or variations of those words, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Cautionary Statement on Forward Looking Statements” section of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2005 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

Breda has implemented new switching capabilities for the Carroll, Iowa market that allows Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. It will also allow Breda to look at bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services. Breda continues to modify its package offerings, and to evaluate and adjust its pricing structures in order to attempt to remain competitive.

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

Breda has negotiated an interconnection agreement with five wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa, and since January 2006 has been able to receive payments for consolidating and switching its own traffic. Breda is presently finalizing agreements to also consolidate and switch the traffic of two surrounding telcos. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll now allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments during, respectively, the first quarter of 2006 and the first quarter of 2005:

	Three Months Ended March 31,		% of Total Revenues for the Three Months Ended March 31,

	2006	2005	2006	2005

OPERATING REVENUES

Local exchange carrier services	$1,676,882	$1,579,621	82.9%	81.9%
Broadcast services	186,001	206,572	9.2%	10.7%
Internet services	159,998	142,034	7.9%	7.4%

	$2,022,881	$1,928,227	100.0%	100.0%

Local Exchange Carrier Services. Breda’s revenue in this segment comes from the following sources:

1.

Local Network Services. These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to individual residential and business customers.

2.

Network Access Services. These revenues are generated from charges established to compensate Breda for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated to the customers of wireless carriers. These revenues are received from carriers such as AT&T, Verizon, Level 3, and Sprint. Breda also receives federally administered universal service support, as a result of the interstate switched access support provisions put into place by the Federal Communications Commission. The Universal Services Fund was started as a mechanism to promote phone service accessibility for everyone at affordable rates and comparable service. The access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

Broadcast Services. Revenues are generated in this segment from the monthly fees charged to customers for basic and premium cable TV services.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended March 31,

	2006	2005

Operating revenues	100%	100%
Cost of services	44%	44%
Depreciation and amortization	12%	13%
Selling, general and administrative	25%	25%

Operating income	18%	18%
Other income (expenses)	36%	16%
Income taxes	17%	12%

Net income	38%	22%

Three Months Ended March 31, 2006 and 2005

The table below sets forth the components of Breda’s revenues for the three months ended March 31, 2006, compared to the same period in 2005.

	Three Months Ended March 31,		Change

	2006	2005	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$218,831	$203,389	$15,442	7.6%
Network access services	992,045	786,910	205,135	26.1%
Long distance services	108,438	89,563	18,875	21.1%
Cellular services	332,779	406,778	(73,999)	-18.2%
Billing and collection services	3,144	5,307	(2,163)	-40.8%
Miscellaneous	21,645	87,674	(66,029)	-75.3%

	$1,676,882	$1,579,621	$97,261	6.2%

Broadcast Services	$186,001	$206,572	$(20,571)	-10.0%

Internet services	$159,998	$142,034	$17,964	12.6%

	$2,022,881	$1,928,227	$94,654	4.9%

There was an increase in total operating revenues for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005, of $94,654, or 4.9%.

Local Exchange Carrier Services - $97,261

Local exchange carrier services revenues accounted for 82.9% of all operating revenue in the three-month period ended March 31, 2006. There was a $97,261, or 6.2%, increase in local exchange carrier services revenues for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005.

Local network services revenues increased $15,442, or 7.6%, for the three months ended March 31, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue also increased $18,875, or 21.1%, for the three months ended March 31, 2006, as compared to the three-month period ended March 31, 2005, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $205,135, or 26.1%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers; although the overall wireless payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of its own seven telephone exchanges. There is no corresponding tandem switching revenue for the three-month period ended March 31, 2005. There was also some increase in Breda’s access revenue because of its increased customer base taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services decreased $73,999, or 18.2%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. This decrease was a direct reflection of the 13.8% decrease in customers served by Breda’s retail locations during this time period. Breda began offering two-year contracts, instead of one-year contracts in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. This change in contract length causes a delay every other year in new contract sign-ups for retentionable customers. Customers may migrate to new contracts without penalty, once they have fulfilled eighty percent of the original contract term, so Breda anticipates that the first customers obtaining 24-month contracts in 2004 will be eligible for new contracts beginning in May and June of 2006. Breda expects its retention commissions to gradually increase to their customary level at that time.

Broadcast Services – ($20,571)

Broadcast services decreased $20,571, or 10.0%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. As noted previously in this quarterly report, Breda sold its Neola, Iowa cable system in September 2005, so there is no revenue for the Neola customers for the three-month period ending March 31, 2006, when compared to the same three-month period ended March 31, 2005. Breda’s subsidiary, Tele-Services, Ltd., continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, which allowed it to combine its Sidney and Riverton cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005 for the one community that received additional channels from the consolidation of head ends. Breda upgraded its software and operating systems on its local channel equipment during the third quarter of 2005 and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $17,964

Internet services revenue increased $17,964, or 12.6%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. The increase is directly attributable to the increase in high-speed Internet customers, which offset the decrease in BTC, Inc.’s dialup Internet service customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda also began offering high speed satellite Internet service in the fourth quarter of 2005 to its rural and other customers who were not able to access Breda’s other high speed Internet products because of distance constraints. Some of the Internet services increase for the three-month period ended March 31, 2006 is the result of this new high speed satellite Internet offering, and for which there was no corresponding revenue for the three-month period ended March 31, 2005.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended March 31, 2006, compared to the same period in 2005.

	Three Months Ended March 31,		Change

	2006	2005	Amount	Percentage

OPERATING EXPENSES
Cost of services	$893,953	$843,577	$50,376	6.0%
Depreciation and amortization	242,749	245,026	(2,277)	-0.9%
Selling, general and administration	512,767	489,682	23,085	4.7%

	$1,649,469	$1,578,285	$71,184	4.5%

Cost of Services - $50,376

Cost of services increased $50,376, or 6.0%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. The increased costs primarily reflected increased labor costs from rate increases implemented in 2006, and increased provisioning costs for the new satellite, high-speed Internet product rolled out in fourth quarter 2005, and for which there were no corresponding costs for the three-month period ended March 31, 2005. Breda’s costs also increased for the provisioning of Breda’s own Internet service now offered in its southern Iowa exchanges as more customers bundled their Internet with other services that they were already receiving from Breda. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended March 30, 2006, when compared to the three-month period ended March 31, 2005. While overall customer growth declined for Tele-Services’ cable TV services, Tele-Services’ costs continued to increase because of increases in the programming fees paid by Tele-Services in order to be able to offer its cable TV offerings. Breda is allocating a portion of shared provisioning costs between BTC, Inc.’s CLEC operation and its Internet services operation.

Depreciation and Amortization – ($2,277)

Depreciation and amortization expense decreased $2,277, or 0.9%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. Some of Breda’s plant assets are fully depreciated, which is reflected in the depreciation expense decrease for the three-month period ended March 31, 2006. Breda added over $1,000,000 in new switch plant assets in its Carroll, Iowa operations and Emergency Alert Equipment in its cable TV operations, both of which became operational in the fourth quarter of 2005, and is generating additional depreciation expense now that the equipment has been placed into service.

Selling, General and Administration – $23,085

Selling, general and administration expenses increased $23,085, or 4.7%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. While labor and benefits decreased during the three-month period ended March 31, 2006, when compared to the same period in 2005, because of reduced full time equivalents in the Customer Service Department and the Marketing Department, this decrease was offset by an increase in administrative expense and legal expense to oversee the process of hiring a new CEO, as well as an increase in outside legal, consulting, and accounting services to facilitate the preparation of SEC filings and to pursue new business opportunities in the industry.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended March 31, 2006, compared to the same period in 2005.

	Three Months Ended March 31,		Change

	2006	2005	Amount	Percentage

OTHER INCOME (EXPENSE)
Interest and dividend income	$93,829	$97,311	$(3,482)	-3.6%
Interest expense	(27,185)	(30,015)	2,830	-9.4%
Income from equity investments	661,079	246,388	414,691	168.3%
Other, net	(378)	(162)	(216)	133.3%

	$727,345	$313,522	$413,823	132.0%

Interest and Dividend Income. Interest and dividend income decreased $3,482, or 3.6%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. Although there was an increase in interest income due to the increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income, this was offset by a decrease in dividend income received from Iowa Network Services for the three-month period ended March 31, 2006, when compared to the same period in 2005.

Interest Expense. The $2,830, or 9.4%, decrease in interest expense for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005, is the result of a reduced Rural Telephone Finance Cooperative loan balance on which interest is calculated because all scheduled principal payments have been made. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments increased $414,691, or 168.3%, for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended March 31, 2006 is a reflection of the net increases and decreases in the net operating income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. Breda also had additional equity investment income in the three-month period ended March 31, 2006 resulting from Prairie Telephone’s purchase of ownership interests in Bug Tussel Wireless, LLC in late March 2005 and July 2005, and for which there is no equity investment income for the three-month period ended March 31, 2005. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. There was no substantial change in other net income for the three months ended March 31, 2006, when compared with the three months ended March 31, 2005.

Income Tax Expense. Income taxes increased $113,130, or 47.5%, for the three-month period ended March 31, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate in 2006 is 31.9%, compared to a 35.9% tax rate in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $352,819, or 83.0%, for the three-month period ended March 31, 2006, when compared to the same period in 2005.

Liquidity and Capital Resources

Breda’s short-term and long-term liquidity requirements arise primarily from: working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the three months ended March 31, 2006 and 2005, cash provided by operating activities was $746,865 and $670,037, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving line of credits with the Rural Telephone Finance Cooperative; or the addition of long-

term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments would be evaluated on their own merits for cash and revenue production, and if the return on investment was sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of March 31, 2006, and December 31, 2005.

	As of

	March 31, 2006	December 31, 2005

Short-Term Liquidity
Current Assets	$3,384,830	$2,766,901
Current Liabilities	(1,230,153)	(1,115,177)

Net Working Capital	$2,154,677	$1,651,724

Cash and Cash Equivalents	$1,256,135	$739,741
Short Term Marketable Securities	$671,086	$635,409
Available on Line of Credit	$2,000,000	$2,000,000

Current liabilities increased $114,976 for the three-month period ended March 31, 2006, when compared to the year ended December 31, 2005. Accounts payable decreased $68,098 when comparing the two periods. A $7.00 per share dividend was declared by Breda’s Board of Directors on March 14, 2006 to shareholders of record on March 14, 2006. The dividend declaration is recorded in Other Payables as a $217,161 dividend payable for the three-month period ended March 31, 2006. The increase in dividend payable was offset by a decrease in accrued payroll of $30,271 for the three-month period ended March 31, 2006, when compared to the year ended December 31, 2005.

The following table summarizes Breda’s sources and uses of cash for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,

	2006	2005

Net Cash Provided (Used)
Operating Activities	$746,865	$670,037
Investing Activities	$(190,354)	$(723,039)
Financing Activities	$(40,117)	$(37,556)

For the three months ended March 31, 2006 and 2005, cash provided by operating activities was $746,865 and $670,037, respectively.

Cash used in investing activities decreased $532,685 for the three-month period ended March 31, 2006, when compared to the three-month period ended March 31, 2005. During the first quarter of 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, and made additional capital contributions to Carroll County Wireless, L.L.C. and Guthrie County Wireless, L.L.C., of $30,000 and $50,000, respectively. There were no corresponding expenditures in the first quarter of 2006. There was also an increase in proceeds from the redemption of marketable securities of $223,500 for the three-month period ended March 31, 2006, when compared to the same period in 2005.

Cash used in financing activities was $40,117 for the three-month period ended March 31, 2006, and $37,556 for the three-month period ended March 31, 2005. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt.

Long Term Debt

As of March 31, 2006, Breda had outstanding $1,439,331 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2006, capital expenditures were $23,311.

Breda’s contractual obligations as of March 31, 2006 are:

March - December 2006	$124,397
2007	$175,729
2008	$187,710
2009	$200,507
2010	$214,177
2011 and After	$536,811

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda’s foreseeable operational, capital expenditure, and debt service requirements. However, Breda’s actual cash needs and the availability of required funding may differ from Breda’s expectations and estimates, and those differences could be material. Future capital requirements will depend on many factors, including, among others, the demand for Breda’s services in Breda’s existing markets and regulatory, technological and competitive developments.

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

Other Activities and Issues

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

In August 2005, the FCC opened an extremely broad comment proceeding on Universal Service Funding (USF), in which it sought input on a variety of specific USF proposals offered by members of the Federal-State Joint Board on Universal Service. State industry associations have been meeting not only with FCC staff members, but also with various Washington legislative staff members to discuss proposed legislation preserving and improving USF, including how funds are expended and assessing levels of broadband deployment in Iowa. The issues at stake are both on how the revenue is assessed and generated for the universal service fund, and the criteria for the disbursement of funds from the universal service pool. Some of the suggested changes on the revenue side of the debate would be to have all current entities paying into the USF continue to pay into the fund; have any service provider that uses telephone numbers, IP (Internet Protocol) addresses or their functional equivalents to provide real-time voice communications pay into the fund; and any provider that offers a network connection for a fee to the public, including DSL, cable modem connections, WiMax and broadband over power lines pay into the fund. This would increase the revenue base to more than just carriers providing telephone line services.

On the disbursement side, suggestions would limit the number of eligible telecommunication carriers by specifying the criteria that must be met by recipients, including that the provider must provide service throughout their service area; remain functional in emergency situations; and satisfy both consumer protection and service quality standards. Unlike present USF payments, the suggestions include that USF payments would allow recovery based on actual costs, rather than the incumbent carrier’s costs. Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

Telephone services providers like Breda, Prairie Telephone, Westside Independent and BTC, Inc. are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone, Westside Independent and BTC, Inc. because they open up Breda, Prairie Telephone, Westside Independent and BTC, Inc. to competition that they were not subject to in the past.

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

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2006. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, is now providing a phone service offering through Mediacom’s partnership with Sprint. The IUB also granted MCC a certificate of public convenience to offer service in numerous areas throughout Iowa.

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

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda now offers a dial-up accelerator product, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. In May 2005, Breda began to offer its dial-up and high-speed Internet customers a value-added product, which eliminates customer problems due to Internet security threats. This product is fully-automated and integrated, and protects against viruses, spyware, popups, and automatically installs tested Microsoft Security patches, and performs diskeeper functions. Breda has had good response from its Internet customers for this product.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was so that Breda would have a means to provide high speed Internet service to its rural customers who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members, such as Breda. Breda’s marketing campaign originated on September 1, 2005, and Breda received good response to this service. Breda and the other satellite Internet providers in WildBlue’s satellite Beam 26 were notified in January 2006 that because of the huge success of this product, the capacity in Beam 26 was filling up, and no additional customers could be added once capacity reached a designated limit in order to not degrade the service for the customers already using the service. Breda subsequently stopped taking applications for this service on March 13, 2006. NRTC and WildBlue anticipate that additional satellite capacity will be available in early 2007, at which time Breda will again be able to offer this service to its customers.

Breda still believes, however, that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone, along with the other owners of Desktop Media, L.L.C., are negotiating a purchase agreement to sell their interests in this entity. Breda anticipates that a sale may be finalized by early third quarter 2006.

Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000 in March 2005, which gave Prairie Telephone a 7.87% ownership interest. Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. in July 2005 for $113,264.15. Prairie Telephone now has a 9.75% interest in Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services.

At its quarterly meeting on August 4, 2005, the Board of Directors of the Rural Telephone Bank approved the liquidation and dissolution of the Bank. On November 10, 2005, the liquidation and dissolution process was initiated with the signing of the 2006 Agriculture Appropriations bill by President Bush, which paved the way for all Bank stock to be redeemed. Breda received liquidation funds on April 13, 2006, of $1,336,000, which was the par value of Breda’s investment in the Bank stock. Breda estimates that its net of tax gain on the liquidation of this investment is approximately $760,640.

Item 3.	Controls and Procedures.

The individual serving as both the interim chief executive officer and the chief financial officer of Breda has evaluated the effectiveness of Breda’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and the individual has concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

No change in Breda’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Breda was not aware of any pending legal proceeding to which Breda was a party or to which any of Breda’s property was subject, other than for any routine litigation, if any, that was incidental to Breda’s business. As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of Breda’s property.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not issue any shares of its common stock during the period of January 1, 2006 through March 31, 2006.

Breda did not purchase any shares of its common stock from shareholders during the period of January 1, 2006 through March 31, 2006.

There was 1 transfer of shares of Breda’s common stock during the period of January 1, 2006 through March 31, 2006 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. The transaction involved 112 shares, which were transferred to twelve surviving heirs of a deceased shareholder.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2006 through March 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of January 1, 2006 through March 31, 2006.

Item 5.	Other Information.

Breda’s board of directors amended Section 3.1 of the Amended and Restated Bylaws of Breda to provide that the annual meeting of the shareholders of Breda shall be held sometime during the months of March through September of each year. Section 3.1 of the Amended and Restated Bylaws previously provided that the annual meeting of the shareholders was to be held during the months of March, April or May of each year. The amendment was effective April 26, 2006.

The text of Section 3.1 of the Amended and Restated Bylaws of Breda, as amended, is as follows:

Section 3.1 Annual Meeting. The annual meeting of the shareholders shall be held during the months of March through September of each year at such time, place, and date as the board of directors may select and which shall be designated in the notice of the meeting to the shareholders, for the purpose of electing board members, passing upon reports for the previous fiscal year and transacting such other business as may come before the meeting.

Breda’s board of directors declared a dividend of $7.00 per share on March 14, 2006, payable to shareholders of record on March 14, 2006. The aggregate amount of the dividend was $217,161. The dividend was paid to the shareholders on April 3, 2006.

There were no material changes during the period of January 1, 2006 through March 31, 2006 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

Date: May 12, 2006.	By:	/s/ Jane Morlok

Jane Morlok, Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended March 31, 2006
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

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer	E-14

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Interim Chief Executive Officer and Chief Financial Officer	E-15

*Included with this filing.