Form 10QSB
period 2006-06-30
BREDA TELEPHONE CORP
filed 2006-08-11
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,023 shares of common stock, no par value, at July 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Breda Telephone Corporation

And Subsidiaries

Breda, IA

Condensed Consolidated Financial Statements

For the Periods

Ended June 30, 2006 and 2005

And the Year Ended December 31, 2005

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2006 and December 31, 2005

	June 30, 2006 (Unaudited)	December 31, 2005 (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,523,605	$739,741
Marketable securities	649,076	635,409
Accounts receivable	845,085	952,579
Interest receivable	79,187	107,229
Current portion of note receivable	144,000	144,000
Inventory, at average cost	148,304	122,953
Prepaid income taxes	13,480	—
Other	29,338	42,196
Deferred income taxes	11,415	22,794

	3,443,490	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	6,176,296	5,463,298
Investments in unconsolidated affiliates at equity	6,042,208	5,519,572
Other investments at cost	618,430	790,066
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 in each 2006 and 2005	76,283	75,469

	13,810,029	12,745,217

PROPERTY, PLANT AND EQUIPMENT	4,673,613	5,215,291

TOTAL ASSETS	$21,927,132	$20,727,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$170,029	$164,513
Accounts payable	200,190	428,211
Accrued taxes	—	378,871
Other	95,845	143,582

	466,064	1,115,177

LONG-TERM DEBT, less current portion	1,228,519	1,314,935

OTHER NONCURRENT LIABILITIES	1,118,508	855,542

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023
shares issued and outstanding at $357	11,075,211	11,075,211
Retained earnings	8,038,830	6,366,544

	19,114,041	17,441,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,927,132	$20,727,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2006 and 2005

	For the Three Months Ended		For the Six Months Ended
	2006	2005	2006	2005

OPERATING REVENUES	$2,020,627	$1,752,678	$4,043,509	$3,680,905

OPERATING EXPENSES
Cost of services	953,389	871,202	1,847,342	1,714,778
Depreciation and amortization	245,928	220,590	488,677	465,616
Selling, general, and administrative	588,756	500,923	1,101,523	990,604

	1,788,073	1,592,715	3,437,542	3,170,998

OPERATING INCOME	232,554	159,963	605,967	509,907

OTHER INCOME (EXPENSES)
Interest and dividend income	75,736	100,688	169,565	197,999
Gain or (loss) on sale of investments	1,163,437	(3,057)	1,163,398	(3,057)
Loss on disposal of assets	(21,714)	—	(21,714)	—
Interest expense	(26,448)	(29,325)	(53,633)	(59,340)
Income from equity investments	393,218	263,855	1,054,297	510,243
Other, net	3,650	(6,792)	3,311	(6,954)

	1,587,879	325,369	2,315,224	638,891

INCOME BEFORE INCOME TAXES	1,820,433	485,332	2,921,191	1,148,798

INCOME TAXES	680,202	166,085	1,031,744	404,498

NET INCOME	$1,140,231	$319,247	$1,889,447	$744,300

NET INCOME PER COMMON SHARE	$36.75	$10.26	$60.90	$23.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2004 (Audited)	31,170	$10,161,420	$5,736,268	$15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited)	31,023	11,075,211	6,366,544	17,441,755

Comprehensive income:
Net Income			1,889,447	1,889,447

Dividends paid			(217,161)	(217,161)

Balance at June 30, 2006 (Unaudited)	31,023	$11,075,211	$8,038,830	$19,114,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,889,447	$744,300
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	488,677	465,616
Deferred income taxes	274,345	(50,383)
Amortization of investment tax credits	—	(2,805)
Amortization of investment premium/discount - net	28,014	34,178
Equity income in unconsolidated affiliates, net of distributions received of $531,661 and $557,634 in 2006 and 2005,
respectively	(522,636)	47,391
Note receivable discount	(814)	(3,473)
Gain on sale of investments - at cost	(1,170,211)	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	109,563	(24,614)
Increase (Decrease) in liabilities:	(669,049)	201,674

Net cash provided by operating activities	427,336	1,411,884

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,826)	(384,632)
Proceeds from the sale of assets	116,247	—
Purchase of marketable securities	(1,307,553)	(759,641)
Purchase of equity investments	—	(290,000)
Purchase of other investments - at cost	(1,854)	—
Proceeds from the sale of marketable securities	552,874	340,409
Proceeds from the sale of other investments - at cost	1,343,701	7,209

Net cash provided by investing activities	654,589	(1,086,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(80,900)	(75,737)
Common stock redeemed, net	—	(43,554)
Dividends paid	(217,161)	(218,190)

Net cash used in financing activites	$(298,061)	$(337,481)

Net Increase (Decrease) in Cash and Cash Equivalents	$783,864	$(12,252)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$1,523,605	$1,024,552

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$53,633	$59,340
Income taxes	$1,148,298	$355,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005 and the results of operation and changes in cash flows for the three and six months ended June 30, 2006 and 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 10-KSB as filed on April 17, 2006. The results of operations for the three- and six-month period ended June 30, 2006 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $14,420 and $328,777 during the six months ended June 30, 2006 and June 30, 2005, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at June 30, 2006 and June 30, 2005.

NOTE 3.	OPERATING SEGMENTS

The Company organizes its business into three reportable segments: local exchange carrier (LEC) services, broadcast services and Internet service provider (ISP) services. The LEC services segment provides telephone, data services and other services to customers in the local exchanges. The broadcast services segment provides cable television services to customers in Iowa and Nebraska. The ISP services segment provides Internet access to customers within the local exchanges and the surrounding areas.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

Six Months Ended June 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$3,357,218	$368,650	$317,641	$4,043,509
Segment profit (loss)	2,252,703	(109,720)	(253,536)	1,889,447

Six Months Ended June 30, 2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$2,981,680	$413,852	$285,373	$3,680,905
Segment profit (loss)	970,126	(96,821)	(129,005)	744,300

Three Months Ended June 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$1,680,336	$182,649	$157,642	$2,020,627
Segment profit (loss)	1,333,388	(67,896)	(125,261)	1,140,231

Three Months Ended June 30, 2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$1,402,059	$207,280	$143,339	$1,752,678
Segment profit (loss)	445,449	(45,924)	(80,278)	319,247

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for June 30, 2006 and 2005 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2006 and 2005 were 31,023 and 31,023 and 31,129 and 31,150, respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During July 2006 and subsequent to these financial statements, the board of directors authorized a $37 increase in the stated value of each share of common stock from $357 to $394. There were 31,023 shares outstanding at the time of the value adjustment, which will reduce retained earnings by $1,147,851.

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

•

The effect on Breda’s revenues from rate and pricing structure, caused by the competition of multiple providers in the Carroll, Iowa market. The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the “triple play”. Customers receive local phone service, blocks of long distance service minutes, Internet services, and video services (cable TV or satellite TV) for a competitive price. Breda now competes with the “triple play” bundled services offerings from both Qwest and Mediacom.

Breda has implemented new switching capabilities for the Carroll, Iowa market that allows Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. The new switching capabilities will also allow Breda to look at bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services.

Breda continues to modify its package offerings, and to evaluate and adjust its pricing structures in order to attempt to remain competitive.

•

The effect on Breda’s revenues from decreased customer counts for dial-up Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to consolidate cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services.

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

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, June 30, 2006, and June 30, 2005:

	Three Months Ended June 30,		% of Total Revenues for the Three Months Ended June 30,

	2006	2005	2006	2005

OPERATING REVENUES
Local exchange carrier services	$1,680,336	$1,402,060	83.2%	80.0%
Broadcast services	182,649	207,280	9.0%	11.8%
Internet services	157,642	143,338	7.8%	8.2%

	$2,020,627	$1,752,678	100.0%	100.0%

The following table summarizes Breda’s revenues on a consolidated basis from these same sources for the six-month periods ended, respectively, June 30, 2006, and June 30, 2005:

	Six Months Ended June 30,		% of Total Revenues for the Six Months Ended June 30,

	2006	2005	2006	2005

OPERATING REVENUES
Local exchange carrier services	$3,357,218	$2,981,680	83.0%	81.0%
Broadcast services	368,650	413,852	9.1%	11.2%
Internet services	317,641	285,373	7.9%	7.8%

	$4,043,509	$3,680,905	100.0%	100.0%

Local Exchange Carrier Services. Breda’s revenue in this segment comes from the following sources:

1.

Local Network Services. These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to individual residential and business customers.

2.

Network Access Services. These revenues are generated from charges established to compensate Breda for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated to the customers of wireless carriers. These revenues are received from carriers such as AT&T, Verizon, MCI, and Sprint. Breda also receives federally administered universal service support, as a result of the interstate switched access support provisions put into place by the Federal Communications Commission. The Universal Service Fund was started as a mechanism to promote phone service accessibility for everyone at affordable rates and comparable service. The access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

3.

Long Distance Services. Breda generates revenues for providing long distance services to its customers. This revenue category includes fees related to the provision of directory assistance and operator assistance services.

4.

Cellular Services. Breda is an agent for the U.S. Cellular service area in Iowa. As an agent for U.S. Cellular, Breda generates commission revenue from the sale of the wireless calling plans offered by U.S. Cellular to its customers. Breda also generates revenue from the sale of phones and accessories needed to receive wireless phone service.

5.

Billing and Collection Services. Breda receives revenue for performing billing and collection services for long distance carriers. Breda receives a minimal percentage of the long distance call dollars that Breda receives and processes through its customer billing system. The customer receives one bill, which includes both local and long distance charges, instead of receiving a separate bill from their long distance carrier.

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

Internet Services. Monthly dial-up and high-speed Internet access services fees billed to residential and business customers generate the bulk of this segment’s revenue. Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees. Revenue generated through the offering of a new satellite-based Internet service in September 2005 is also included in Internet Services revenues.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Operating revenues	100%	100%	100%	100%
Cost of services	47%	50%	46%	47%
Depreciation and amortization	12%	13%	12%	13%
Selling, general and administrative	29%	29%	27%	27%

Operating income	12%	8%	15%	13%
Other income (expenses)	79%	19%	57%	17%
Income taxes	34%	9%	26%	11%

Net income	57%	18%	46%	19%

Three Months Ended June 30, 2006 and 2005

The table below sets forth the components of Breda’s revenues for the three months ended June 30, 2006, compared to the same period in 2005.

	Three Months Ended June 30,		Change

	2006	2005	Amount	Percentage
OPERATING REVENUES
Local Exchange Carrier
Local network services	$222,930	$206,364	$16,566	8.0%
Network access services	1,001,832	747,680	254,152	34.0%
Long distance services	73,204	29,415	43,789	148.9%
Cellular services	341,848	342,734	(886)	-0.3%
Billing and collection services	4,614	4,864	(250)	-5.1%
Miscellaneous	35,908	71,003	(35,095)	-49.4%

	$1,680,336	$1,402,060	$278,276	19.8%

Broadcast Services	$182,649	$207,280	$(24,631)	-11.9%

Internet services	$157,642	$143,338	$14,304	10.0%

	$2,020,627	$1,752,678	$267,949	15.3%

There was an increase in total operating revenues for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005, of $267,949, or 15.3%.

Local Exchange Carrier Services - $278,276

Local exchange carrier services revenues accounted for 83.2% of all operating revenue in the three-month period ended June 30, 2006. There was a $278,276, or 19.8%, increase in local exchange carrier services revenues for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005.

Local network services revenues increased $16,566, or 8.0%, for the three months ended June 30, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $43,789, or 148.9%, for the three months ended June 30, 2006, as compared to the three-month period ended June 30, 2005, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $254,152, or 34.0%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers; although the overall wireless payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the three-month period ended June 30, 2005. There was also some increase in Breda’s access revenue because of its increased customer base taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services decreased $886, or 0.3%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. Breda began offering two-year contracts, instead of one-year contracts in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. This change in contract length causes a delay every other year in new contract sign-ups for retentionable customers. Customers may migrate to new contracts without penalty, once they have fulfilled eighty percent of the original contract term, so Breda anticipated that the first customers obtaining 24-month contracts in 2004 would be eligible for new contracts beginning in May and June of 2006. Breda anticipates that retention commissions will continue gradually increasing to their customary level.

Miscellaneous Revenues decreased $35,095, or 49.4%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. The main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. During the three-month period ended June 30, 2006, a one-time payment in the amount of $142,936 was made to a partner of a jointly-owned ring after a true-up of fiber optic revenue proceeds had been jointly undertaken. There was no corresponding entry during the three-month period ended June 30, 2005, and no future payments are due because all telephone companies owning the ring are currently being paid directly from the leasing company.

Broadcast Services – ($24,631)

Broadcast services decreased $24,631, or 11.9%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. As noted previously in this quarterly report, Breda’s subsidiary, Tele-Services, Ltd., sold its Neola, Iowa cable system in September 2005, so there is no revenue for the Neola customers for the three-month period ending June 30, 2006, when compared to the same three-month period ended June 30, 2005. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005 for the one community that received additional channels from the consolidation of head ends. Tele-Services upgraded its software and operating systems on its local channel equipment during the third quarter of 2005 and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $14,304

Internet services revenue increased $14,304, or 10.0%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. The increase is directly attributable to the increase in high-speed Internet customers, which offset the decrease in BTC, Inc.’s dialup Internet service customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda also began offering high speed satellite Internet service in the fourth quarter of 2005 to its rural and other customers who were not able to access Breda’s other high speed Internet products because of distance constraints. Some of the Internet services increase for the three-month period ended June 30, 2006 is the result of this new high speed satellite Internet offering, and for which there was no corresponding revenue for the three-month period ended June 30, 2005. With the advent of newer technologies that expand the range for high speed Internet services from the central office, Breda is now beginning to offer those high speed Internet services in its outlying ILEC communities, that previously were not able to receive those services from Breda.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended June 30, 2006, compared to the same period in 2005.

	Three Months Ended June 30,		Change

	2006	2005	Amount	Percentage
OPERATING EXPENSES
Cost of services	$953,389	$871,202	$82,187	9.4%
Depreciation and amortization	245,928	220,590	25,338	11.5%
Selling, general and administration	588,756	500,923	87,833	17.5%

	$1,788,073	$1,592,715	$195,358	12.3%

Cost of Services - $82,187

Cost of services increased $82,187, or 9.4%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. The increased costs primarily reflected increased labor costs from rate increases implemented in 2006, and increased provisioning costs for the new satellite, high-speed Internet product rolled out in fourth quarter 2005, and for which there were no corresponding costs for the three-month period ended June 30, 2005. Breda’s costs also increased for the provisioning of Breda’s own Internet service now offered in its southern Iowa exchanges as more customers bundled their Internet with other services that they were already receiving from Breda. Cost of long distance also increased as a greater number of customers continue to use Breda’s long distance service. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. Tele-Services’ overall customer growth for cable TV services declined, so Tele-Services’ programming costs decreased in spite of increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Breda is allocating a portion of shared provisioning costs between BTC, Inc.’s CLEC operation and its Internet services operation.

Depreciation and Amortization – $25,338

Depreciation and amortization expense increased $25,338, or 11.5%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. Breda added over $1,000,000 in new switch plant assets in its Carroll, Iowa operations and Emergency Alert Equipment in its cable TV operations, both of which became operational in the fourth quarter of 2005, and which are generating additional depreciation expense now that the equipment has been placed into service.

Selling, General and Administration – $87,833

Selling, general and administration expenses increased $87,833, or 17.5%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. While labor and benefits decreased during the three-month period ended June 30, 2006, when compared to the same period in 2005, because of reduced full time equivalents in the Customer Service Department and the Marketing Department, this decrease was offset by an increase in administrative expense and legal expense to oversee the process of hiring a new CEO and a

COO, as well as an increase in outside legal, consulting, and accounting services to facilitate the preparation of SEC filings and to pursue new business opportunities in the industry.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended June 30, 2006, compared to the same period in 2005.

	Three Months Ended June 30,		Change
	2006	2005	Amount	Percentage
OTHER INCOME (EXPENSE)
Interest and dividend income	$75,736	$100,688	$(24,952)	-24.8%
Gain on sale of investments	1,163,437	(3,057)	1,166,494	38158.1%
Loss on disposal of assets	(21,714)	—	(21,714)	-100.0%
Interest expense	(26,448)	(29,325)	2,877	9.8%
Income from equity investments	393,218	263,855	129,363	49.0%
Other, net	3,650	(6,792)	10,442	153.7%

	$1,587,879	$325,369	$1,262,510	388.0%

Interest and Dividend Income. Interest and dividend income decreased $24,952, or 24.8%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. This is attributable to a decrease in dividend income received from Iowa Network Services for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005.

Gain on sale of investments. The $1,166,494 increase in gain on sale of investments for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005, is mainly the result of the gain from the Rural Telephone Bank stock sale in April 2006, for which there is no corresponding entry in the same three-month period in 2005.

Loss on disposal of assets. The $21,714 loss on disposal of assets for the three-month period ended June 30, 2006, represents the loss from the sale of a building at 526 N. Carroll Street, Carroll, Iowa, in May 2006, for which there is no corresponding entry in the same three-month period in 2005.

Interest Expense. The $2,877, or 9.8%, decrease in interest expense for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments increased $129,363, or 49.0%, for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended June 30, 2006 is a reflection of the net increases and decreases in the net operating income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. Breda also had additional equity investment income in the three-month period ended June 30, 2006 resulting from Prairie Telephone’s purchase of additional ownership interests in Bug Tussel Wireless, LLC in July 2005, and for which there is no additional equity investment income for the three-month period ended June 30, 2005. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $10,442, or 153.7%, increase in other net income for the three-month period ended June 30, 2006, when compared to the three-month period ended June 30, 2005, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $514,117, or 309.6%, for the three-month period ended June 30, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources, including the gain on the redemption of the Rural Telephone Bank stock. The effective tax rate for the three-month period ended June 30, 2006 is 37.4%, compared to a 34.2% tax rate for the same three-month period in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $820,894, or 257.2%, for the three-month period ended June 30, 2006, when compared to the same period in 2005.

Six Months Ended June 30, 2006 and 2005

The table below sets forth the components of Breda’s revenues for the six months ended June 30, 2006, compared to the same period in 2005.

	Six Months Ended June 30,		Change

	2006	2005	Amount	Percentage
OPERATING REVENUES
Local Exchange Carrier
Local network services	$441,762	$409,753	$32,009	7.8%
Network access services	1,993,877	1,534,590	459,287	29.9%
Long distance services	181,642	118,977	62,665	52.7%
Cellular services	674,626	749,512	(74,886)	-10.0%
Billing and collection services	7,758	10,171	(2,413)	-23.7%
Miscellaneous	57,553	158,677	(101,124)	-63.7%

	$3,357,218	$2,981,680	$375,538	12.6%

Broadcast Services	$368,650	$413,852	$(45,202)	-10.9%

Internet services	$317,641	$285,373	$32,268	11.3%

	$4,043,509	$3,680,905	$362,604	9.9%

There was an increase in total operating revenues for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005, of $362,604, or 9.9%.

Local Exchange Carrier Services - $375,538

Local exchange carrier services revenues accounted for 83.0% of all operating revenue in the six-month period ended June 30, 2006. There was a $375,538, or 12.6%, increase in local exchange carrier services revenues for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005.

Local network services revenues increased $32,009, or 7.8%, for the six months ended June 30, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $62,665, or 52.7%, for the six months ended June 30, 2006, as compared to the six-month period ended June 30, 2005, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $459,287, or 29.9%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers; although the overall wireless payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the six-month period ended June 30, 2005. There was also some increase in Breda’s access revenue because of its increased customer base taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services decreased $74,886, or 10.0%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. Breda began offering two-year contracts, instead of one-year contracts in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. This change in contract length causes a delay every other year in new contract sign-ups for retentionable customers. Customers may migrate to new contracts without penalty, once they have fulfilled eighty percent of the original contract term, so Breda anticipated that the first customers obtaining 24-month contracts in 2004 would be eligible for new contracts beginning in May and June of 2006. Breda anticipates that retention commissions will gradually increase to their customary level.

Miscellaneous revenue decreased $101,124, or 63.7%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. The main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. During the six-month period ended June 30, 2006, a one-time payment in the amount of $142,936 was made to a partner of a jointly-owned ring after a true-up of fiber optic revenue proceeds had been jointly undertaken. There was no corresponding entry during the six-month period ended June 30, 2005, and no future payments are due because all telephone companies owning the ring are currently being paid directly from the leasing company.

Broadcast Services – ($45,202)

Broadcast services decreased $45,202, or 10.9%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. As noted previously in this quarterly report, Breda’s subsidiary, Tele-Services, Ltd., sold its Neola, Iowa cable system in September 2005, so there is no revenue for the Neola customers for the six-month period ending June 30, 2006, when compared to the same six-month period ended June 30, 2005. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and again during the quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005 for the one community that received additional channels from the consolidation of head ends. Rates increases will be implemented on August 1, 2006 in the latest town that received additional channels from the head end combination. Tele-Services upgraded its software and operating systems on its local channel equipment during the third quarter of 2005 and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $32,268

Internet services revenue increased $32,268, or 11.3%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. The increase is directly attributable to the increase in high-speed Internet customers, which offset the decrease in BTC, Inc.’s dialup Internet service customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda also began offering high speed satellite Internet service in the fourth quarter of 2005 to its rural and other customers who were not able to access Breda’s other high speed Internet products because of distance constraints. Some of the Internet services increase for the six-month period ended June 30, 2006 is the result of this new high speed satellite Internet offering, and for which there was no corresponding revenue for the six-month period ended June 30, 2005. Breda has completed testing and begun installation of some newer high speed Internet technology in its outlying ILEC telephone exchanges. This technology allows Breda to offer high speed Internet services in areas that it previously could not serve because of distance factors.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the six months ended June 30, 2006, compared to the same period in 2005.

	Six Months Ended June 30,		Change

	2006	2005	Amount	Percentage
OPERATING EXPENSES
Cost of services	$1,847,342	$1,714,778	$132,564	7.7%
Depreciation and amortization	488,677	465,616	23,061	5.0%
Selling, general and administration	1,101,523	990,604	110,919	11.2%

	$3,437,542	$3,170,998	$266,544	8.4%

Cost of Services - $132,564

Cost of services increased $132,564, or 7.7%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. The increased costs primarily reflected increased labor costs from rate increases implemented in 2006, and increased provisioning costs for the new satellite, high-speed Internet product rolled out in fourth quarter 2005, and for which there were no corresponding costs for the six-month period ended June 30, 2005. Breda’s costs also increased for the provisioning of Breda’s own Internet service now offered in its southern Iowa exchanges as more customers bundled their Internet with other services that they were already receiving from Breda. Cost of long distance also increased as a greater number of customers continue to use Breda’s long distance service. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. Tele-Services’ overall customer growth for cable TV services declined, so Tele-Services’ programming costs decreased in spite of increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Breda is allocating a portion of shared provisioning costs between BTC, Inc.’s CLEC operation and its Internet services operation.

Depreciation and Amortization – $23,061

Depreciation and amortization expense increased $23,061, or 5.0%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. Breda added over $1,000,000 in new switch plant assets in its Carroll, Iowa operations and Emergency Alert Equipment in its cable TV operations, both of which became operational in the fourth quarter of 2005, and which are generating additional depreciation expense now that the equipment has been placed into service.

Selling, General and Administration – $110,919

Selling, general and administration expenses increased $110,919, or 11.2%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. While labor and benefits decreased during the six-month period ended June 30, 2006, when compared to the same period in 2005, because of reduced full time equivalents in the Customer Service Department and the Marketing Department, this decrease was offset by an increase in administrative expense and legal expense to oversee the process of hiring a new CEO and a

COO, as well as an increase in outside legal, consulting, and accounting services to facilitate the preparation of SEC filings and to pursue new business opportunities in the industry.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the six-month period ended June 30, 2006, compared to the same period in 2005.

	Six Months Ended June 30,		Change

	2006	2005	Amount	Percentage
OTHER INCOME (EXPENSE)
Interest and dividend income	$169,565	$197,999	$(28,434)	-14.4%
Gain on sale of investments	1,163,398	(3,057)	1,166,455	38156.9%
Loss on disposal of assets	(21,714)	—	(21,714)	-100.0%
Interest expense	(53,633)	(59,340)	5,707	9.6%
Income from equity investments	1,054,297	510,243	544,054	106.6%
Other, net	3,311	(6,954)	10,265	147.6%

	$2,315,224	$638,891	$1,676,333	262.4%

Interest and Dividend Income. Interest and dividend income decreased $28,434, or 14.4%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. This is almost entirely attributable to a decrease in dividend income received from Iowa Network Services for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005.

Gain on sale of investments. The $1,166,455 increase in gain on sale of investments for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005, is mainly the result of the gain from the Rural Telephone Bank stock sale in April 2006, for which there is no corresponding entry in the same six-month period in 2005.

Loss on disposal of assets. The $21,714 loss on disposal of assets for the six-month period ended June 30, 2006, represents the loss from the sale of a building at 526 N. Carroll Street, Carroll, Iowa, in May 2006, for which there is no corresponding entry in the same period in 2005.

Interest Expense. The $5,707, or 9.6%, decrease in interest expense for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments increased $544,054, or 106.6%, for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the six-month period ended June 30, 2006 is a reflection of the net increases and decreases in the net operating income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. Breda also had additional equity investment income in the six-month period ended June 30, 2006, resulting from Prairie Telephone’s purchase of additional ownership interests in Bug Tussel Wireless, LLC in July 2005, and for which there is no additional equity investment income for the six-month period ended June 30, 2005. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $10,265, or 147.6%, increase in other net income for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $627,246, or 155.1%, for the six-month period ended June 30, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources, including the gain on the redemption of the Rural Telephone Bank stock. The effective tax rate for the six-month period ended June 30, 2006 is 35.3%, compared to a 35.2% tax rate for the same six-month period in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $1,145,147, or 153.9%, for the six-month period ended June 30, 2006, when compared to the same period in 2005.

Liquidity and Capital Resources

Breda’s short-term and long-term liquidity requirements arise primarily from the following: operations and working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the six months ended June 30, 2006 and 2005, cash provided by operating activities was $427,336 and $1,411,884, respectively.

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

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of June 30, 2006, and December 31, 2005.

	As of
	June 30, 2006	December 31, 2005

Short-Term Liquidity
Current Assets	$3,443,490	$2,766,901
Current Liabilities	466,064	1,115,177

Net Working Capital	$2,977,426	$1,651,724

Cash and Cash Equivalents	$1,523,605	$739,741
Short Term Marketable Securities	$649,076	$635,409
Available on Line of Credit	$2,000,000	$2,000,000

Current liabilities decreased $649,113 for the six-month period ended June 30, 2006, when compared to the year ended December 31, 2005. Accounts payable decreased $228,021 when comparing the two periods, which is mainly attributable to liabilities incurred as of December 31, 2005, for the installation of the tandem switch, for which there are no corresponding liabilities at June 30, 2006. Accrued taxes decreased $378,871 for the six-month period ended June 30, 2006, when compared to the year ended December 31, 2005. The decrease is attributable to additional estimated tax payments made in the second quarter of 2006 related to the gain on the Rural Telephone Bank stock redemption, and for which there were no corresponding payments in 2005. There was also a decrease of $40,247 in accrued payroll for the six-month period ended June 30, 2006, when compared to the year ended December 31, 2005.

The following table summarizes Breda’s sources and uses of cash for the six months ended June 30, 2006 and 2005.

	For the Six Months Ended June 30,

	2006	2005
Net Cash Provided (Used)
Operating Activities	$427,336	$1,411,884
Investing Activities	654,589	(1,086,655)
Financing Activities	(298,061)	(337,481)

For the six months ended June 30, 2006 and 2005, cash provided by operating activities was $427,336 and $1,411,884, respectively.

Cash provided by investing activities increased $1,741,244 for the six-month period ended June 30, 2006, when compared to the six-month period ended June 30, 2005. During the first quarter of 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, and made additional capital contributions to Carroll County Wireless, L.L.C. and Guthrie County Wireless, L.L.C., of $30,000 and $50,000, respectively. There were no corresponding expenditures in the first quarter of 2006. There was also an increase in proceeds from the redemption of marketable securities of $212,465 for the six-month period ended June 30, 2006, when compared to the same period in 2005. In addition, there was an increase in proceeds from the redemption of the Rural Telephone Bank stock as well as the sale of the building at 526 N. Carroll Street, in Carroll, Iowa.

Cash used in financing activities was $298,061 for the six-month period ended June 30, 2006, and $337,481 for the six-month period ended June 30, 2005. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt, the cash used for the redemption of stock, and the cash used to pay dividends to shareholders.

Long Term Debt

As of June 30, 2006, Breda had outstanding $1,398,548 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

The security and loan agreements underlying the Rural Telephone Finance Cooperative notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. Breda is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Telephone Finance Cooperative note holders, unless Breda’s net worth meets the minimum requirements set forth in the loan agreement and distributions are limited to certain levels of prior year cash margins. In addition, Breda is required to achieve a debt service coverage ratio of not less than 1.25 to 1 and a times interest earned ratio of not less than 1.5 to 1.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2006, capital expenditures were $48,826.

Breda’s contractual obligations as of June 30, 2006 are:

June - December 2006	$83,613
2007	175,729
2008	187,710
2009	200,507
2010	214,177
2011 and After	536,812

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

Breda adheres to its investment policy with respect to marketable securities, which allows investments in:

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

In August 2005, the FCC opened an extremely broad comment proceeding on Universal Service Funding (USF), in which it sought input on a variety of specific USF proposals offered by members of the Federal-State Joint Board on Universal Service. State industry associations have been meeting with FCC staff members and with various Washington legislative staff members to discuss proposed legislation preserving and improving USF, including how funds are expended and assessing levels of broadband deployment in Iowa. The issues at stake are both on how the revenue is assessed and generated for the universal service fund, and the criteria for the disbursement of funds from the universal service pool. Some of the suggested changes on the revenue side of the debate would be to have all current entities paying into the USF continue to pay into the fund; have any service provider that uses telephone numbers, IP (Internet Protocol) addresses or their functional equivalents to provide real-time voice communications pay into the fund; and any provider that offers a network connection for a fee to the public, including DSL, cable modem connections, WiMax and broadband over power lines pay into the fund. This would increase the revenue base to more than just carriers providing telephone line services.

On the disbursement side, some proposals would limit the number of eligible telecommunication carriers by specifying the criteria that must be met by recipients, including that the provider must provide service throughout their service area; remain functional in emergency situations; and satisfy both consumer protection and service quality standards. Unlike present USF payments, the proposals include that USF payments would allow recovery based on actual costs, rather than the incumbent carrier’s costs. Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

Telephone services providers like Breda, Prairie Telephone, Westside Independent and BTC, Inc. are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone, Westside Independent and BTC, Inc. because they open up Breda, Prairie Telephone, Westside Independent and BTC, Inc. to competition that they were not subject to in the past.

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

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2006. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, is now providing a phone service offering through Mediacom’s partnership with Sprint. The IUB also granted Mediacom a certificate of public convenience to offer service in numerous areas throughout Iowa.

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

Breda is presently launching high speed Internet service offerings in all of its telephone exchanges that currently do not have the capability to offer this type of service. These offerings would utilize the Internet product technologies currently used by Breda, as well as new technologies that allow customers outside the normal high speed service area to still receive a high bandwidth connection. These customers normally cannot receive high speed Internet services using standard provisioning equipment because of distance restrictions in most high speed Internet technologies.

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

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone, along with the other owners of Desktop Media, L.L.C., is negotiating a purchase agreement to sell their interests in this entity. Breda anticipates that a sale may be finalized by early 2007.

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

At its quarterly meeting on August 4, 2005, the Board of Directors of the Rural Telephone Bank approved the liquidation and dissolution of the Bank. On November 10, 2005, the liquidation and dissolution process was initiated with the signing of the 2006 Agriculture Appropriations bill by President Bush, which paved the way for all Bank stock to be redeemed. Breda received liquidation funds on April 13, 2006, of $1,336,000, which was the par value of Breda’s investment in the Bank stock. Breda’s net of tax gain on the liquidation of this investment is approximately $760,640.

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

Breda did not issue any shares of its common stock during the period of April 1, 2006 through June 30, 2006.

Breda did not purchase any shares of its common stock from shareholders during the period of April 1, 2006 through June 30, 2006.

There were no transfers of shares of Breda’s common stock during the period of April 1, 2006 through June 30, 2006.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2006 through June 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders .

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of April 1, 2006 through June 30, 2006.

Item 5.	Other Information.

Breda entered into an Employment Agreement with Steve Frickenstein on June 14, 2006, pursuant to which Mr. Frickenstein became employed as the chief executive officer of Breda effective on July 1, 2006.

Breda also entered into an Employment Agreement with Charles J. Deisbeck on June 14, 2006, pursuant to which Mr. Deisbeck became employed as the chief operations officer of Breda effective on July 1, 2006.

Breda generally holds its annual meeting of shareholders in May of each year. Breda had not yet held its annual meeting for 2006 as of the date of this quarterly report, however, because Breda’s auditors have been unable to complete the audit of Breda’s financial statements for 2005 because the auditors have been unable to obtain audited financial statements for 2005 supporting Breda’s investments in RSA No. 7 Limited Partnership,

Iowa 8 Monona Limited Partnership and RSA No. 9 Limited Partnership, or Breda’s equity in the earnings of such limited partnerships, and the auditors have otherwise been unable to satisfy themselves about the carrying value of Breda’s investments in, or Breda’s equity in the earnings of, such limited partnerships by other auditing procedures. Breda and its auditors are continuing to work with those limited partnerships to attempt to obtain audited financial statements for those limited partnerships or to establish processes and procedures by which Breda’s auditors could otherwise satisfy themselves about the carrying value of Breda’s investments in, and Breda’s equity in the earnings of, such limited partnerships by other auditing procedures. Breda anticipates holding the annual meeting in September or October.

There were no material changes during the period of April 1, 2006 through June 30, 2006 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

Date: August 11, 2006.	By: /s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date: August 11, 2006.	By: /s/ Jane Morlok
Jane Morlok, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended June 30, 2006
BREDA TELEPHONE CORP.

Description of Exhibit	Page

3.	Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda’s Registration Statement on Form 10-SB, and incorporated herein by this reference.)

3.2

Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda’s Form 10-QSB for the quarterly period ended March 31, 2006 and filed May 12, 2006, and incorporated herein by this reference.)

10.	Material Contracts

10.1

Employment Agreement dated July 1, 2003 between Breda and Jane Morlok (Filed as Exhibit 10.2 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2003 and filed August 12, 2003, and incorporated herein by this reference.)

*10.2	Employment Agreement dated June 14, 2006 between Breda and Steve Frickenstein.	E-1

*10.3	Employment Agreement dated June 14, 2006 between Breda and Charles Deisbeck.	E-5

*31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-9

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-10

*32.	Section 1350 Certifications

32.1	Section 1350 Certification of Chief Executive Officer	E-11

32.2	Section 1350 Certification of Chief Financial Officer	E-12

*Included with this filing.