Form 10QSB
period 2006-09-30
BREDA TELEPHONE CORP
filed 2006-11-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _______________________ to ______________________

Commission file number: 0-26525

BREDA TELEPHONE CORP.
(Exact name of small business issuer as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0895882 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at October 31, 2006.

            Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Breda Telephone Corp.

And Subsidiaries

Breda, IA

Condensed Consolidated Financial Statements

For the Periods

Ended September 30, 2006 and 2005

And the Year Ended December 31, 2005

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2006 and December 31, 2005

	September 30, 2006 (Unaudited)	December 31, 2005 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,050,131	$ 739,741
Marketable securities	719,233	635,409
Accounts receivable	962,272	952,579
Interest receivable	95,179	107,229
Current portion of note receivable	144,000	144,000
Inventory, at average cost	221,499	122,953
Prepaid income taxes	—	—
Other	28,009	42,196
Deferred income taxes	11,415	22,794

	3,231,738	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	7,073,836	5,463,298
Investments in unconsolidated affiliates at equity	5,711,334	5,519,572
Other investments at cost	618,430	790,066
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 in each 2006 and 2005	76,283	75,469

	14,376,695	12,745,217

PROPERTY, PLANT AND EQUIPMENT	4,585,953	5,215,291

TOTAL ASSETS	$ 22,194,386	$ 20,727,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 172,856	$ 164,513
Accounts payable	223,481	428,211
Accrued taxes	70,769	378,871
Other	112,269	143,582

	579,375	1,115,177

LONG-TERM DEBT, less current portion	1,184,230	1,314,935

OTHER NONCURRENT LIABILITIES	1,031,843	855,542

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 shares issued and outstanding at $394 and $357
stated values, respectively	12,223,062	11,075,211
Retained earnings	7,175,876	6,366,544

	19,398,938	17,441,755

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,194,386	$ 20,727,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three and Nine Months Ended September 30, 2006 and 2005

	For the Three Months Ended		For the Nine Months Ended
	2006	2005	2006	2005

OPERATING REVENUES	$2,321,612	$1,857,614	$6,365,120	$5,511,439

OPERATING EXPENSES
Cost of services	1,034,199	964,753	2,881,540	2,652,451
Depreciation and amortization	238,555	220,691	727,232	686,307
Selling, general, and administrative	546,393	508,810	1,647,916	1,499,414

	1,819,147	1,694,254	5,256,688	4,838,172

OPERATING INCOME	502,465	163,360	1,108,432	673,267

OTHER INCOME (EXPENSES)
Interest and dividend income	103,427	69,375	272,993	267,374
Gain or (loss) on sale of investments	(197)	—	1,163,201	(3,057)
Loss on disposal of assets	—	—	(21,714)	—
Interest expense	(25,698)	(28,623)	(79,331)	(87,963)
Income from equity investments	467,882	280,177	1,143,951	790,420
Other, net	8,716	35,892	12,027	28,937

	554,130	356,821	2,491,127	995,711

INCOME BEFORE INCOME TAXES	1,056,595	520,181	3,599,559	1,668,978

INCOME TAXES	548,544	196,337	1,425,215	600,835

NET INCOME	$508,051	$323,844	$2,174,344	$1,068,143

NET INCOME PER COMMON SHARE	$16.38	$10.43	$70.09	$34.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Retained Earnings	Total
Balance at December 31, 2004 (Audited)	31,170	$ 10,161,420	$ 5,736,268	$ 15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited)	31,023	11,075,211	6,366,544	17,441,755
Comprehensive income:
Net Income			2,174,344	2,174,344

Dividends paid			(217,161)	(217,161)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at September 30, 2006 (Unaudited)	31,023	$ 12,223,062	$ 7,175,876	$ 19,398,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,174,344	$1,068,143
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization	727,232	686,307
Deferred income taxes	187,680	(50,383)
Amortization of investment tax credits	—	(4,208)
Amortization of investment premium/discount - net	44,846	48,319
Equity income in unconsolidated affiliates, net of distributions received of $952,189 and $740,251 in 2006 and 2005,
respectively	(191,762)	(50,169)
Note receivable discount	(814)	(4,717)
Gain on sale of investments - at cost	(1,170,211)	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	(82,002)	8,548
Increase (Decrease) in liabilities:	(544,145)	191,046

Net cash provided by operating activities	1,145,168	1,892,886

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(214,141)	(1,031,403)
Proceeds from the sale of assets	116,247	—
Purchase of marketable securities	(2,527,911)	(812,965)
Purchase of equity investments	—	(403,264)
Purchase of other investments - at cost	(1,854)	—
Proceeds from the sale of marketable securities	788,703	378,622
Proceeds from the sale of other investments - at cost	1,343,701	7,209
Repayment of notes receivable	—	5,000

Net cash provided by investing activities	(495,255)	(1,856,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(122,362)	(114,552)
Common stock redeemed, net	—	(47,838)
Dividends paid	(217,161)	(218,190)

Net cash used in financing activites	$(339,523)	$(380,580)

Net Increase (Decrease) in Cash and Cash Equivalents	$310,390	$(344,495)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$1,050,131	$692,309

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$79,331	$87,963
Income taxes	$1,489,135	$215,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2006 and 2005.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 10-KSB as filed on April 17, 2006. The results of operations for the three- and nine-month period ended September 30, 2006 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2005 financial statements to conform with the 2006 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $0 and $81,709 during the nine months ended September 30, 2006 and September 30, 2005, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2006 and September 30, 2005.

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2006	Carrier	Broadcast	Provider	Total

Revenues	$5,346,333	$549,763	$469,024	$6,365,120
Segment profit (loss)	2,747,094	(153,431)	(419,319)	2,174,344

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2005	Carrier	Broadcast	Provider	Total

Revenues	$4,471,387	$614,226	$425,826	$5,511,439
Segment profit (loss)	1,432,743	(143,352)	(221,248)	1,068,143

	Local		Internet
Three Months Ended	Exchange		Service
September 30, 2006	Carrier	Broadcast	Provider	Total

Revenues	$1,989,116	$181,113	$151,383	$2,321,612
Segment profit (loss)	717,545	(43,711)	(165,783)	508,051

	Local		Internet
Three Months Ended	Exchange		Service
September 30, 2005	Carrier	Broadcast	Provider	Total

Revenues	$1,516,787	$200,374	$140,453	$1,857,614
Segment profit (loss)	462,618	(46,531)	(92,243)	323,844

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2006 and 2005 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2006 and 2005 were 31,023 and 31,023 and 31,129 and 31,150, respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During July 2006, the board of directors authorized a $37 increase in the stated value of each share of common stock from $357 to $394. There were 31,023 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,147,851.

During May 2005, the board of directors authorized a $31 increase in the stated value of each share of common stock from $326 to $357. There were 31,170 shares outstanding at the time of the value adjustment, which reduced retained earnings by $966,270.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various discussions and statements in this quarterly report contain forward-looking statements, which can be identified by the use of forward-looking terminology such as “expects,” “estimates,” “plans,” “anticipates,” “forecasts,” “predicts,” “projects,” “believes,” “should,” “could,” or other similar expressions or variations of those words, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Cautionary Statement on Forward Looking Statements” section of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2005 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

Breda is a small provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda and its subsidiaries operate seven telephone exchanges as the incumbent or “historical” local exchange carrier (ILEC). In October, 2003, BTC, Inc. began to offer competitive local exchange carrier services (CLEC) to residential and business customers in Carroll, Iowa, where Qwest is the incumbent local exchange carrier. Other telecommunications services provided include long distance services, dial-up and high speed Internet services, cable TV services, and satellite Internet services.

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

Local Exchange Carrier Services.  This segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda also provides long distance services to its customers in all of its ILEC and CLEC exchanges and surrounding areas.

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

Breda’s strategic response to this trend includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. During third quarter 2006, Breda successfully deployed new long-reach, high speed Internet technology in each of its ILEC towns that did not have high speed Internet services from Breda. Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

•	The effect on Breda’s revenues from current and potential future changes in access rate regulation at the state and federal levels.

•

The effect on Breda’s revenues from rate and pricing structure caused by the competition of multiple providers in the Carroll, Iowa market. The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the “triple play”. Customers receive local phone service, blocks of long distance service minutes, Internet services, and video services (cable TV or satellite TV) for a competitive price. Breda now competes with the “triple play” bundled services offerings from both Qwest and Mediacom.

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

•

The effect on Breda’s revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda’s telephone exchanges. The proliferation of wireless (cell) phone usage, and the designation of new technology by the FCC as data services, instead of voice services, has both decreased the “minutes of use” on Breda’s networks, which results in less access revenue, and caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers.

Breda has negotiated an interconnection agreement with six wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa, and since January 2006 has been able to receive payments for consolidating and switching its own traffic. Beginning July 1, 2006, Breda finalized agreements to also consolidate and switch the traffic of two surrounding telcos. During third quarter 2006, Breda partnered with vendors that allowed Breda to offer conference bridging services over its networks. Breda bills and receives access revenue for the conference bridge traffic actually utilizing its networks. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll now allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, September 30, 2006, and September 30, 2005:

	Three Months Ended September 30,		% of Total Revenues for the Three Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Local exchange carrier services	$ 1,989,116	$ 1,516,787	85.7%	81.7%
Broadcast services	181,113	200,374	7.8%	10.8%
Internet services	151,383	140,453	6.5%	7.6%

	$ 2,321,612	$ 1,857,614	100.0%	100.0%

The following table summarizes Breda’s revenues on a consolidated basis from these same sources for the nine-month periods ended, respectively, September 30, 2006, and September 30, 2005:

	Nine Months Ended September 30,		% of Total Revenues for the Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Local exchange carrier services	$ 5,346,333	$ 4,471,387	84.0%	81.1%
Broadcast services	549,763	614,226	8.6%	11.1%
Internet services	469,024	425,826	7.4%	7.7%

	$ 6,365,120	$ 5,511,439	100.0%	100.0%

Local Exchange Carrier Services.  Breda’s revenue in this segment comes from the following sources:

1.

Local Network Services.  These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to individual residential and business customers.

2.

Network Access Services.  These revenues are generated from charges established to compensate Breda for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated to the customers of wireless carriers. These revenues are received from carriers such as AT&T, Verizon, MCI, and Sprint. Breda also receives federally administered universal service support as a result of the interstate switched access support provisions put into place by the Federal Communications Commission. The Universal Service Fund was started as a mechanism to promote phone service accessibility for everyone at affordable rates and comparable service. The access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the Federal Communications Commission. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

3.

Long Distance Services.  Breda generates revenues for providing long distance services to its customers. This revenue category also includes fees related to the provision of directory assistance and operator assistance services.

4.

Cellular Services.  Breda is an agent for the U.S. Cellular service area in Iowa. As an agent for U.S. Cellular, Breda generates commission revenue from the sale of the wireless calling plans offered by U.S. Cellular to Breda’s customers. Breda also generates revenue from the sale of phones and accessories needed to receive wireless phone service.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating revenues	100%	100%	100%	100%
Cost of services	45%	52%	45%	48%
Depreciation and amortization	10%	12%	11%	12%
Selling, general and administrative	24%	27%	26%	27%

Operating income	21%	9%	18%	13%
Other income (expenses)	24%	19%	39%	18%
Income taxes	24%	11%	22%	11%

Net income	21%	17%	35%	20%

Three Months Ended September 30, 2006 and 2005

The table below sets forth the components of Breda’s revenues for the three months ended September 30, 2006, compared to the same period in 2005.

	Three Months Ended September 30,		Change
	2006	2005	Amount	Percentage
OPERATING REVENUES
Local Exchange Carrier
Local network services	$ 230,490	$ 212,381	$ 18,109	8.5%
Network access services	1,210,045	768,840	441,205	57.4%
Long distance services	62,934	80,437	(17,503)	-21.	8%
Cellular services	415,463	378,251	37,212	9.8%
Billing and collection services	3,391	6,335	(2,944)	-46.	5%
Miscellaneous	66,793	70,543	(3,750)	-5.3%

	$ 1,989,116	$ 1,516,787	$ 472,329	31.1%

Broadcast Services	$ 181,113	$ 200,374	$ (19,261)	-9.6%

Internet services	$ 151,383	$ 140,453	$ 10,930	7.8%

	$ 2,321,612	$ 1,857,614	$ 463,998	25.0%

There was an increase in total operating revenues for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005, of $463,998, or 25.0%.

Local Exchange Carrier Services - $472,329

Local exchange carrier services revenues accounted for 85.7% of all operating revenues in the three-month period ended September 30, 2006. There was a $472,329, or 31.1%, increase in local exchange carrier services revenues for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005.

Local network services revenues increased $18,109, or 8.5%, for the three months ended September 30, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue decreased $17,503, or 21.8%, for the three months ended September 30, 2006, as compared to the three-month period ended September 30, 2005. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $441,205, or 57.4%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers; although the overall wireless payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the three-month period ended September 30, 2005. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls. As noted earlier, Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and there is no corresponding conference bridge access revenue for the three-month period ended September 30, 2005.

Cellular services increased $37,212, or 9.8%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. Breda began offering two-year contracts, instead of one-year contracts in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. This change in contract length causes a delay every other year in new contract sign-ups for retentionable customers. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so Breda anticipated that the first customers obtaining 24-month contracts in 2004 would be eligible for new contracts beginning in May and June of 2006. While Breda’s new cellular customer count was nearly identical during the three-month periods ended September 30, 2006, and September 30, 2005, respectively, its retentionable, returning customer base did increase during the three month period ended September 30, 2006, when compared to the three month period ended September 30, 2005, and this increase was the cause of the increased cellular revenue during the three month period ended September 30, 2006. Breda anticipates that retention commissions will continue gradually increasing to their customary level.

Miscellaneous revenues decreased $3,750, or 5.3%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. The main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and this decrease mainly represents changes in fiber optic rental contracts between the two three-month periods.

Broadcast Services – ($19,261)

Broadcast services decreased $19,261, or 9.6%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. Breda’s subsidiary, Tele-Services, Ltd., sold its Neola, Iowa cable system in September 2005, so there is no revenue for the Neola customers for the three-month period ending September 30, 2006, when compared to the same three-month period ended September 30, 2005. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services upgraded its software and operating systems on its local channel equipment during the third quarter of 2005, which enabled Tele-Services to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $10,930

Internet services revenue increased $10,930, or 7.8%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. The increase is directly attributable to the increase in high-speed Internet customers, which offset the decrease in BTC, Inc.’s dialup Internet service customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda also began offering high-speed satellite Internet service in the fourth quarter of 2005 to its rural and other customers who were not able to access Breda’s other high speed Internet products because of distance constraints. Some of the Internet services increase for the three-month period ended September 30, 2006 is the result of this new high speed satellite Internet offering, and for which there was no corresponding revenue for the three-month period ended September 30, 2005.

With the advent of newer technologies that expand the range for high speed Internet services from Breda’s central office, Breda began offering new longer-reach, high speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda also expanded its high-speed Internet offerings in two of its ILEC towns to include the long reach technology options. These service offerings were begun during the three-month period ended September 30, 2006, and for which there was no corresponding revenue for the three-month period ended September 30, 2005. Breda has had a very favorable response to these new technology Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended September 30, 2006, compared to the same period in 2005.

	Three Months Ended September 30,		Change
	2006	2005	Amount	Percentage
OPERATING EXPENSES
Cost of services	$1,034,199	$ 964,753	$ 69,446	7.2%
Depreciation and amortization	238,555	220,691	17,864	8.1%
Selling, general and administration	546,393	508,810	37,583	7.4%

	$1,819,147	$1,694,254	$ 124,893	7.4%

Cost of Services - $69,446

Cost of services increased $69,446, or 7.2%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. The increased costs primarily arose from labor rate increases implemented in 2006, and increased provisioning costs for the new long reach, high-speed Internet product rolled out in third quarter 2006, and for which there were no corresponding costs for the three-month period ended September 30, 2005. Breda’s costs also increased for the provisioning of Breda’s own Internet service now offered in its southern Iowa exchanges as more customers bundled their Internet with other services that they were already receiving from Breda. Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, contributed to a decrease in Breda’s cost to provide long distance service. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. Tele-Services’ overall customer growth for cable TV services declined, so Tele-Services’ programming costs decreased in spite of increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Breda is allocating a portion of shared provisioning costs between BTC, Inc.’s CLEC operation and its Internet services operation.

Depreciation and Amortization – $17,864

Depreciation and amortization expense increased $17,864, or 8.1%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. Breda added over $1,000,000 in new switch plant assets in its Carroll, Iowa operations and Emergency Alert Equipment in its cable TV operations in the fourth quarter of 2005. Those assets and equipment began generating additional depreciation expense when the assets and equipment were placed into service in the fourth quarter of 2005. There was no corresponding expense for the three-month period ended September 30, 2005.

Selling, General and Administration – $37,583

Selling, general and administration expenses increased $37,583, or 7.4%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. While labor and benefits decreased during the three-month period ended September 30, 2006, when compared to the same period in 2005, because of reduced full time equivalents in the Customer Service Department and the Marketing Department, this decrease was offset by an increase in administrative labor expense with the hiring of a CEO and a COO on July 1, 2006. There were also increased outside legal, consulting, and accounting services to facilitate the preparation of SEC filings and to pursue new business opportunities in the industry during the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2006, compared to the same period in 2005.

	Three Months Ended
	September 30,		Change

	2006	2005	Amount	Percentage

OTHER INCOME (EXPENSE)
Interest and dividend income	$103,427	$69,375	$34,052	49.1%
Gain on sale of investments	(197)	—	(197)	-100.0%
Gain on disposal of assets	—	33,341	(33,341)	-100.0%
Interest expense	(25,698)	(28,623)	2,925	10.2%
Income from equity investments	467,882	280,177	187,705	67.0%
Other, net	8,716	2,551	6,165	241.7%

	$554,130	$356,821	$197,309	55.3%

Interest and Dividend Income. Interest and dividend income increased $34,052, or 49.1%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005.

Gain on disposal of assets. The $33,341 decrease in gain on disposal of assets for the three-month period ended September 30, 2006, represents the gain from the sale of the Neola cable system in September 2005, for which there is no corresponding entry in the same three-month period in 2006.

Interest Expense. The $2,925, or 10.2%, decrease in interest expense for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments increased $187,705, or 67.0%, for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended September 30, 2006 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $6,165, or 241.7%, increase in other net income for the three-month period ended September 30, 2006, when compared to the three-month period ended September 30, 2005, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $352,207, or 179.4%, for the three-month period ended September 30, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate for the three-month period ended September 30, 2006 is 51.9%, compared to a 37.7% tax rate for the same three-month period in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $184,207, or 56.9%, for the three-month period ended September 30, 2006, when compared to the same period in 2005.

Nine Months Ended September 30, 2006 and 2005

The table below sets forth the components of Breda’s revenues for the nine months ended September 30, 2006, compared to the same period in 2005.

	Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$672,251	$622,134	$50,117	8.1%
Network access services	3,203,922	2,303,430	900,492	39.1%
Long distance services	244,574	199,415	45,159	22.6%
Cellular services	1,090,089	1,100,682	(10,593)	-1.0%
Billing and collection services	11,149	16,506	(5,357)	-32.5%
Miscellaneous	124,348	229,220	(104,872)	-45.8%

	$5,346,333	$4,471,387	$874,946	19.6%

Broadcast Services	$549,763	$614,226	$(64,463)	-10.5%

Internet services	$469,024	$425,826	$43,198	10.1%

	$6,365,120	$5,511,439	$853,681	15.5%

There was an increase in total operating revenues for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005, of $853,681, or 15.5%.

Local Exchange Carrier Services - $874,946

Local exchange carrier services revenues accounted for 84.0% of all operating revenues in the nine-month period ended September 30, 2006. There was a $874,946, or 19.6%, increase in local exchange carrier services revenues for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005.

Local network services revenues increased $50,117, or 8.1%, for the nine months ended September 30, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $45,159, or 22.6%, for the nine months ended September 30, 2006, as compared to the nine-month period ended September 30, 2005, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $900,492, or 39.1%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda also negotiated wireless agreements with six wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers; although the overall wireless payment rate is significantly less than what Breda originally received in access revenues from interexchange carriers for this traffic. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the nine-

month period ended September 30, 2005. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls. As noted previously, Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and there is no corresponding conference bridge access revenue for the nine-month period ended September 30, 2005.

Cellular services decreased $10,593, or 1.0%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. Breda began offering two-year contracts, instead of one-year contracts in August 2002, when U.S. Cellular revamped its commission structure to encourage two-year contracts. This change in contract length causes a delay every other year in new contract sign-ups for retentionable customers. Customers may migrate to new contracts without penalty once they have fulfilled eighty percent of the original contract term, so Breda anticipated that the first customers obtaining 24-month contracts in 2004 would be eligible for new contracts beginning in May and June of 2006. Breda anticipates that retention commissions will gradually increase to their customary level.

Miscellaneous revenue decreased $104,872, or 45.8%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. During the nine-month period ended September 30, 2006, a one-time payment in the amount of $142,936 was made to a partner of a jointly-owned ring after a true-up of fiber optic revenue proceeds had been jointly undertaken. There was no corresponding entry during the nine-month period ended September 30, 2005, and no future payments are due because all telephone companies owning the ring are currently being paid directly from the leasing company.

Broadcast Services – ($64,463)

Broadcast services decreased $64,463, or 10.5%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. Breda’s subsidiary, Tele-Services, Ltd., sold its Neola, Iowa cable system in September 2005, so there is no revenue for the Neola customers for part of the nine-month period ended September 30, 2006, when compared to the same nine-month period ended September 30, 2005. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are also now able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and again during the quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services upgraded its software and operating systems on its local channel equipment during the third quarter of 2005, which enabled Tele-Services to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $43,198

Internet services revenue increased $43,198, or 10.1%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The increase is directly attributable to the increase in high-speed Internet customers, which offset the decrease in BTC, Inc.’s dialup Internet service customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda also began offering high speed satellite Internet service in the fourth quarter of 2005 to its rural and other customers who were not able to access Breda’s other high speed Internet products because of distance constraints. Some of the Internet services increase for the nine-month period ended September 30, 2006 is the result of this new high speed satellite Internet offering, and for which there was no corresponding revenue for the nine-month period ended September 30, 2005.

With the advent of newer technologies that expand the range for high speed Internet services from Breda’s central office, Breda began offering new longer-reach, high speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda during the third quarter of 2006. Breda also expanded its high-speed Internet offerings in two of its ILEC towns to include the long reach technology options. These service offerings were begun during the quarter ended September 30 2006, and for which there was no corresponding revenue for the nine-month period ended September 30, 2005. Breda has had a very favorable response to these new technology Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the nine months ended September 30, 2006, compared to the same period in 2005.

	Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percentage

OPERATING EXPENSES
Cost of services	$2,881,540	$2,652,451	$229,089	8.6%
Depreciation and amortization	727,232	686,307	40,925	6.0%
Selling, general and administration	1,647,916	1,499,414	148,502	9.9%

	$5,256,688	$4,838,172	$418,516	8.7%

Cost of Services - $229,089

Cost of services increased $229,089, or 8.6%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The increased costs primarily arose from labor rate increases implemented in 2006, and increased provisioning costs for the new long reach, high-speed Internet product rolled out in third quarter 2006, and for which there were no corresponding costs for the nine-month period ended September 30, 2005. Breda’s costs also increased for the provisioning of Breda’s own Internet service now offered in its southern Iowa exchanges as more customers bundled their Internet with other services that they were already receiving from Breda. The cost of long distance services also increased as a greater number of customers continued to use Breda’s long distance service. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. Tele-Services’ overall customer growth for cable TV services declined, so Tele-Services’ programming costs decreased in spite of increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Breda is allocating a portion of shared provisioning costs between BTC, Inc.’s CLEC operation and its Internet services operation.

Depreciation and Amortization – $40,925

Depreciation and amortization expense increased $40,925, or 6.0%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. Breda added over $1,000,000 in new switch plant assets in its Carroll, Iowa operations and Emergency Alert Equipment in its cable TV operations in the fourth quarter of 2005. Those assets and equipment began generating additional depreciation expense when the assets and equipment were placed into service in the fourth quarter of 2005.

Selling, General and Administration – $148,502

Selling, general and administration expenses increased $148,502, or 9.9%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. While labor and benefits decreased during the nine-month period ended September 30, 2006, when compared to the same period in 2005, because of reduced full time equivalents in the Customer Service Department and the Marketing Department, this decrease was offset by an increase in administrative expense and legal expense to oversee the process of hiring a new CEO and a COO, as well as an increase in outside legal, consulting, and accounting services to facilitate the preparation of SEC filings and to pursue new business opportunities in the industry. Administrative labor expense also increased with the addition of both a CEO and a COO being hired on July 1, 2006.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2006, compared to the same period in 2005.

	Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percentage

OTHER INCOME (EXPENSE)
Interest and dividend income	$272,993	$267,374	$5,619	2.1%
Gain or (loss) on sale of investments	1,163,201	(3,057)	1,166,258	38150.4%
Gain or (loss) on disposal of assets	(21,714)	33,304	(55,018)	-165.2%
Interest expense	(79,331)	(87,963)	8,632	9.8%
Income from equity investments	1,143,951	790,420	353,531	44.7%
Other, net	12,027	(4,367)	16,394	375.4%

	$2,491,127	$995,711	$1,495,416	150.2%

Interest and Dividend Income. Interest and dividend income increased $5,619, or 2.1%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005.

Gain or (loss) on sale of investments. The $1,166,258 increase in gain on sale of investments for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005, is mainly the result of the gain from the Rural Telephone Bank stock sale in April 2006, for which there is no corresponding entry in the same nine-month period in 2005.

Gain or (loss) on disposal of assets. The $55,018 decrease in gain on disposal of assets for the nine-month period ended September 30, 2006, when compared to the same nine month period in 2005, is attributable to the loss of $21,714 on the sale of a building at 526 N. Carroll Street, Carroll, Iowa, in May 2006, when compared to the $33,304 gain on the sale of the Neola cable system during the nine-month period ended September 30, 2005.

Interest Expense. The $8,632, or 9.8%, decrease in interest expense for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan proceeds have been obtained.

Income from Equity Investments. Income from equity investments increased $353,531, or 44.7%, for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the nine-month period ended September 30, 2006 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. Breda also had additional equity investment income in the nine-month period ended September 30, 2006, resulting from Prairie Telephone’s purchase of additional ownership interests in Bug Tussel Wireless, LLC in July 2005, and for which there is no additional equity investment income for the nine-month period ended September 30, 2005. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $16,394, or 375.4%, increase in other net income for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $824,380, or 137.2%, for the nine-month period ended September 30, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources, including the gain on the redemption of the Rural Telephone Bank stock. The effective tax rate for the nine-month period ended September 30, 2006 is 39.6%, compared to a 36.0% tax rate for the same nine-month period in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $1,106,201, or 103.6%, for the nine-month period ended September 30, 2006, when compared to the same period in 2005.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2006 and 2005, cash provided by operating activities was $1,145,168 and $1,892,886, respectively.

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

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of September 30, 2006, and December 31, 2005.

As of
	September 30, 2006	December 31, 2005
Short-Term Liquidity
Current Assets	$ 3,231,738	$ 2,766,901
Current Liabilities	579,375	1,115,177

Net Working Capital	$ 2,652,363	$ 1,651,724

Cash and Cash Equivalents	$ 1,050,131	$ 739,741
Short Term Marketable Securities	$ 719,233	$ 635,409
Available on Line of Credit	$ 2,000,000	$ 2,000,000

Current liabilities decreased $535,802 for the nine-month period ended September 30, 2006, when compared to the year ended December 31, 2005. Accounts payable decreased $204,730 when comparing the two periods, which is mainly attributable to liabilities incurred as of December 31, 2005 for the installation of the tandem switch, and for which there are no corresponding liabilities at September 30, 2006. Accrued taxes decreased $308,102 for the nine-month period ended September 30, 2006, when compared to the year ended December 31, 2005. The decrease is attributable to additional estimated tax payments made in the second quarter of 2006 related to the gain on the Rural Telephone Bank stock redemption, and for which there were no corresponding payments in 2005. There was also a decrease of $17,619 in accrued payroll and $11,530 decrease in accrued pension liability for the nine-month period ended September 30, 2006, when compared to the year ended December 31, 2005.

The following table summarizes Breda’s sources and uses of cash for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended September 30,
	2006	2005
Net Cash Provided (Used)
Operating Activities	$ 1,145,168	$ 1,892,886
Investing Activities	(495,255)	(1,856,801)
Financing Activities	(339,523)	(380,580)

For the nine months ended September 30, 2006 and 2005, cash provided by operating activities was $1,145,168 and $1,892,886, respectively.

Cash provided by investing activities increased $1,361,546 for the nine-month period ended September 30, 2006, when compared to the nine-month period ended September 30, 2005. During the first quarter of 2005, Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000, and made additional capital contributions to Carroll County Wireless, L.L.C. and Guthrie County Wireless, L.L.C. of $30,000 and $50,000, respectively. There were no corresponding expenditures in the first quarter of 2006. There was also an increase in proceeds from the redemption of marketable securities of $410,081 for the nine-month period ended September 30, 2006, when compared to the same period in 2005. In addition, there was an increase in proceeds from the redemption of the Rural Telephone Bank stock and from the sale of the building at 526 N. Carroll Street, in Carroll, Iowa.

Cash used in financing activities was $339,523 for the nine-month period ended September 30, 2006, and $380,580 for the nine-month period ended September 30, 2005. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt, the cash used for the redemption of stock, and the cash used to pay dividends to shareholders.

Long Term Debt

As of September 30, 2006, Breda had $1,357,086 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

The security and loan agreements underlying the Rural Telephone Finance Cooperative notes contain certain restrictions on distributions to stockholders, investment in or loans to others, and payment of management fees or an increase in management fees. Breda is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Telephone Finance Cooperative note holders, unless Breda’s net worth meets the minimum requirements set forth in the loan agreement, and distributions are limited to certain levels of prior year cash margins. In addition, Breda is required to achieve a debt service coverage ratio of not less than 1.25 to 1 and a times interest earned ratio of not less than 1.5 to 1.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2006, capital expenditures were $214,141.

Breda’s contractual obligations as of September 30, 2006 are:

September - December 2006	$ 42,151
2007	175,729
2008	187,710
2009	200,507
2010	214,177
2011 and After	536,811

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

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on the Missoula Plan, which is now before the FCC. The FCC had sought initial comments on the Missoula Plan by October 25, 2006. The Missoula Plan is a set of proposals put together by a coalition of telecom companies, including the Rural Alliance. The Rural Alliance is a combination of the Expanded Portland Group and the Alliance for Rational Intercarrier Compensation. The Missoula Plan grew out of a set of proposals to counter the big carriers and the original FCC plan to use “bill and keep” for intercarrier compensation. Bill and keep would have meant that companies such as Breda, would each bill its own customers and get no payments from any other carrier, such as AT&T or MCI, for the use of its networks to carry toll traffic.

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

In August 2005, the FCC opened an extremely broad comment proceeding on Universal Service Funding (USF), in which it sought input on a variety of specific USF proposals offered by members of the Federal-State Joint Board on Universal Service. State industry associations have been meeting with FCC staff members and with various Washington legislative staff members to discuss proposed legislation preserving and improving USF, including how funds are expended and assessing levels of broadband deployment in Iowa. The issues at stake are both on how the revenue is assessed and generated for the universal service fund, and the criteria for the disbursement of funds from the universal service pool. Some of the suggested changes on the revenue side of the debate would be to have all current entities paying into the USF continue to pay into the fund; have any service provider that uses telephone numbers, IP (Internet Protocol) addresses or their functional equivalents to provide real-time voice communications pay into the fund; and any provider that offers a network connection for a fee to the public, including DSL, cable modem connections, WiMax and broadband over power lines, pay into the fund. This would increase the revenue base to more than just carriers providing telephone line services.

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

Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent had been granted various extensions from time to time for compliance with the various requirements of the Act, with the most recent extension ending on June 30, 2006. Breda installed a soft switch in its CLEC exchange in the last quarter of 2005, and the technology in this switch allows for CALEA compliance in both its CLEC exchange of Carroll, Iowa, and its ILEC exchange in Breda, Iowa. Breda currently is working through an upgrade plan for its remaining, stand-alone switches in five small exchange locations throughout its service territory. Breda estimates that its final cost to upgrade the remaining switches could be close to $2,000,000.

Earlier this year, the Federal Communications Commission adopted an order whereby all broadband Internet and interconnected voice over Internet protocol (VoIP) providers must comply with CALEA surveillance regulations by May 14, 2007. Since it is not clear whether standard technology for CALEA compliance will be available by the May 14, 2007 deadline, Breda and other carriers offering these services are investigating implementing non-standard compliance systems to meet the FCC’s requirements. As of the date of this filing, Breda did not yet have definitive cost or technology implementations finalized.

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

Breda anticipates that Mediacom’s and any such other offerings will result in a reduction of revenue. A reduction in revenue will also likely occur if any other telephone companies at some point determine to provide services in any of Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s service areas.

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda now offers a dial-up accelerator product, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. In May 2005, Breda began to offer its dial-up and high-speed Internet customers a value-added product which is intended to eliminate customer problems due to Internet security threats. This product is fully-automated and integrated, and protects against viruses, spyware, and popups. The product also automatically installs tested Microsoft Security patches and performs diskeeper functions. Breda has had good response from its Internet customers for this product.

During the third quarter of 2006, Breda completed the launch of high-speed Internet service offerings in all of its telephone exchanges that currently did not have the capability to offer this type of service. These offerings utilize the Internet product technologies currently used by Breda, as well as new technologies that allow customers outside the normal high speed service area to still receive a high bandwidth connection. These customers in the past were not able to receive high-speed Internet services using standard provisioning equipment because of distance restrictions in most high speed Internet technologies. Breda has had an excellent response to these longer-range, high-speed Internet service offerings.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of high speed Internet service via satellite. One reason Breda entered into this agreement was so that Breda would have a means to provide high speed Internet service to its rural customers who may otherwise lack the opportunity to obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members, such as Breda. Breda’s marketing campaign originated on September 1, 2005, and Breda received good response to this service. Breda and the other satellite Internet providers in WildBlue’s satellite Beam 26 were notified in January 2006 that because of the huge success of this product, the capacity in Beam 26 was filling up, and no additional customers could be added once capacity reached a designated limit in order to not degrade the service for the customers already using the service. Breda stopped taking applications for this service on March 13, 2006. NRTC and WildBlue anticipate that additional satellite capacity will be available in early 2007, at which time Breda will again be able to offer this service to its customers. With the roll-out of Breda’s newer, longer range, high-speed Internet technologies in all of its ILEC exchanges, Breda expects a lower take rate for the Wild Blue satellite Internet services when Breda is again able to offer this product.

Breda believes, however, that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone, along with the other owners of Desktop Media, L.L.C., is negotiating a purchase agreement to sell their interests in Desktop Media, L.L.C. Breda anticipates that a sale may be finalized by early 2007.

Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000 in March 2005, which gave Prairie Telephone a 7.87% ownership interest. Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. in July 2005 for $113,264.15, which gave Prairie Telephone a 9.75% interest in Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services.

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

Breda did not issue any shares of its common stock during the period of July 1, 2006 through September 30, 2006.

Breda did not purchase any shares of its common stock from shareholders during the period of July 1, 2006 through September 30, 2006.

There were transfers of shares of Breda’s common stock during the period of July 1, 2006 through September 30, 2006 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. One transaction involved 30 shares which were sold for $400 per share. Another transaction involved 80 shares which were sold for $400 per share. Another transaction involved one share which was sold for $357. Another transaction involved 20 shares, 10 of which shares were sold for $410 per share and 10 of which shares were sold for $400 per share. There were also two transfers that did not involve the payment of any consideration. One of those transactions involved 212 shares which were transferred out of an estate to two individuals, and the other transaction involved 120 shares which were transferred by gift among four individuals.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2006 through September 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2006 through September 30, 2006.

Item 5.	Other Information.

The annual meeting of the shareholders of Breda was held on October 25, 2006. The only matters voted upon by the shareholders at the annual meeting were the election of three directors for Breda and the ratification of the appointment of Breda’s auditors for the year 2006.

Breda’s board of directors consists of seven members, divided into three classes based upon the length of their term. Each member of the board of directors is elected to a three year term and until his or her successor is elected, or until his or her death, resignation or removal. The terms of office of the directors are staggered, so that three of the directors’ terms expire in one year, two expire the next year, and two expire the following year.

The term of three of Breda’s directors expired at the 2006 annual meeting of the shareholders, and, as indicated, one of the purposes of the annual meeting of the shareholders of Breda was to elect three directors. The directors whose term expired at the annual meeting were Dean Schettler, John Wenck and Rick Anthofer. Mr. Schettler and Mr. Wenck had served three consecutive terms as a director, and under Breda’s policies, Mr. Schettler and Mr. Wenck must be off the board of directors for at least one year.

There were four nominees for the three director positions. The nominees were Rick Anthofer, Clifford Neumayer, Mark Hoffman and Robert Buelt. Mr. Anthofer, Mr. Neumayer and Mr. Buelt were elected to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in the year 2009.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the four nominees for election as a director of Breda was as follows:

Against	Broker
Name	For	or Withheld	Abstentions	Non-Votes

Rick Anthofer	178	---	---	---
Clifford Neumayer	167	---	---	---
Mark Hoffman	120	---	---	---
Robert Buelt	167	---	---	---

The other directors whose term of office as a director continued after the annual meeting of the shareholders are the following individuals:

Daniel Nieland	Dave Grabner
Neil Kanne	Charles Thatcher

The only other matter voted upon by the shareholders at the annual meeting was the ratification of Kiesling Associates, LLP as Breda’s auditors for the year 2006. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

178	21	70	--

Breda entered into an Employment Agreement with Jane Morlok on November 13, 2006, pursuant to which Ms. Morlok is employed as the chief financial officer of Breda.

The term of the Employment Agreement is 24 months, beginning retroactively on July 1, 2006 and ending on June 30, 2008.

Ms. Morlok’s annual salary will be $92,000 during the first year of the Employment Agreement. Ms. Morlok’s annual salary for the years beginning July 1, 2007 and July 1, 2008 will be set by Breda’s board of directors after receiving recommendations from Breda’s chief executive officer, but will not be less than $92,000 per year. Ms. Morlok will also be entitled to a bonus for the calendar 2006, and Breda’s board of directors and chief executive officer are to set up a procedure for the determination of the bonus. The final determination as to the amount of the bonus rests, however, solely with the board of directors. Ms. Morlok is also entitled to a bonus for the calendar years 2007 and 2008, and the structure for determining the bonus and the amount of the bonus is to be determined by Breda’s board of directors and chief executive officer. The final decision regarding bonuses for those calendar years rests, however, with the board of directors. Ms. Morlok will also be reimbursed for reasonable and appropriate expenses incurred in connection with Breda’s business. Ms. Morlok will also be entitled to all employee benefits as are provided by Breda from time to time to all full time employees of Breda.

Breda may terminate the Employment Agreement at any time by giving 30 days written notice to Ms Morlok. In that circumstance, Ms. Morlok will be paid a severance allowance on the date of termination equal to the amount remaining to be paid under the Employment Agreement.

Ms. Morlok may also terminate the Employment Agreement by giving 60 days notice to Breda.

The Employment Agreement may also be terminated by Breda for cause upon five days written notice to Ms Morlok.

The Employment Agreement may also be terminated by Breda if Ms. Morlok is absent from her employment by reason of illness or other incapacity for more than 26 consecutive weeks. Breda will pay Ms. Morlok compensation during any period of illness or incapacity in accordance with Breda’s sick pay policy as then in effect.

The Employment Agreement includes a noncompete covenant that applies during the term of the Employment Agreement and for a period of one year after the termination of the Employment Agreement, and provides that Ms. Morlok will not enter into or engage in any business competitive with that of Breda within a 50 mile area in which Breda is then doing business or solicit or attempt to solicit any of Breda’s customers with the intent or purpose to provide them with competitive goods or services.

The Employment Agreement also includes a confidentiality covenant from Ms. Morlok.

There were no material changes during the period of July 1, 2006 through September 30, 2006 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Item 6.    Exhibits

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

BREDA TELEPHONE CORP.

Date: November 14, 2006.	By: /s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date: November 14, 2006.	By: /s/ Jane Morlok
Jane Morlok, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended September 30, 2006
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

10.	Material Contracts

*10.1	Employment Agreement dated November 13, 2006 between Breda and Jane Morlok.	E-1

10.2

Employment Agreement dated June 14, 2006 between Breda and Steve Frickenstein. (Filed as Exhibit 10.2 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2006 and filed August 11, 2006, and incorporated herein by this reference.)

10.3

Employment Agreement dated June 14, 2006 between Breda and Charles Deisbeck. (Filed as Exhibit 10.3 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2006 and filed August 11, 2006, and incorporated herein by this reference.)

*31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-5

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-6

*32.	Section 1350 Certifications

32.1	Section 1350 Certification of Chief Executive Officer	E-7

32.2	Section 1350 Certification of Chief Financial Officer	E-8

*Included with this filing.