Form 10QSB/A
period 2006-03-31
BREDA TELEPHONE CORP
filed 2006-11-15
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

Amendment No. 1

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

Explanatory Note

          Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 which was originally filed with the Securities and Exchange Commission on May 12, 2006 (the “Original 10-QSB”) to amend Part I Financial Information—Item 1 “Financial Statements” and Part II Other Information—Item 6 “Exhibits”. In all other respects, the Original 10-QSB remains unchanged and is not otherwise amended hereby.

          Breda’s Form 10-QSB for the period ended March 31, 2006 is amended to restate Breda’s income from equity investments derived from an investment in Iowa 8 Monona Limited Partnership (RSA #8). Two of Breda’s subsidiaries each own an approximate 5.84% ownership interest in RSA #8. Twelve-months income figures for RSA #8, instead of three-month income figures, were inadvertently used to compute Breda’s pro-rata share of the income generated by RSA #8 for the three-month period ended March 31, 2006, resulting in a $378,228 overstatement of income from equity investments in Breda’s Form 10-QSB for the period ended March 31, 2006. After adjustment for that overstatement, net of income taxes, Breda’s amended net income as of March 31, 2006, decreased $223,154, or $7.19/share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2006 and 2005
And the Year Ended December 31, 2005

2

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(As Restated)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,256,135	$739,741
Marketable securities	671,086	635,409
Accounts receivable	1,013,671	952,579
Interest receivable	116,628	107,229
Current portion of note receivable	144,000	144,000
Inventory, at average cost	131,948	122,953
Other	35,235	42,196
Deferred income taxes	16,127	22,794

	3,384,830	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	5,588,277	5,463,298
Investments in unconsolidated affiliates at equity	5,326,282	5,519,572
Other investments at cost	782,365	790,066
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 in each 2006 and 2005	75,991	75,469

	12,669,727	12,745,217

PROPERTY, PLANT AND EQUIPMENT	5,008,559	5,215,291

TOTAL ASSETS	$21,063,116	$20,727,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$167,248	$164,513
Accounts payable	360,112	428,211
Accrued taxes	388,118	378,871
Other	314,675	143,582

	1,230,153	1,115,177

LONG-TERM DEBT, less current portion	1,272,083	1,314,935

OTHER NONCURRENT LIABILITIES	810,225	855,542

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 and 31,023 shares issued and outstanding at $357 and $357 stated values, respectively	11,075,211	11,075,211
Retained earnings	6,675,444	6,366,544

	17,750,655	17,441,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,063,116	$20,727,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(As Restated)	(Unaudited)

OPERATING REVENUES	$2,022,881	$1,928,227

OPERATING EXPENSES
Cost of services	893,953	843,577
Depreciation and amortization	242,749	245,026
Selling, general, and administrative	512,767	489,682

	1,649,469	1,578,285

OPERATING INCOME	373,412	349,942

OTHER INCOME (EXPENSES)
Interest and dividend income	93,829	97,311
Interest expense	(27,185)	(30,015)
Income from equity investments	282,851	246,388
Other, net	(377)	(162)

	349,118	313,522

INCOME BEFORE INCOME TAXES	722,530	663,464

INCOME TAXES	196,469	238,412

NET INCOME	$526,061	$425,052

NET INCOME PER COMMON SHARE	$16.96	$13.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2004 (Audited)	31,170	$10,161,420	$5,736,268	$15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited)	31,023	11,075,211	6,366,544	17,441,755

Comprehensive income:
Net Income (As Restated)			526,061	526,061

Dividends declared			(217,161)	(217,161)

Balance at March 31, 2006 (As Restated)	31,023	$11,075,211	$6,675,444	$17,750,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2006 and 2005

	2006	2005

	(As Restated)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$526,061	$425,052
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	242,749	245,026
Deferred income taxes	(38,650)	(50,382)
Amortization of investment tax credits	—	(1,403)
Amortization of investment premium/discount - net	14,088	15,167
Equity income in unconsolidated affiliates, net of distributions received of $476,141 and $142,429 in 2006 and 2005, respectively	193,290	(103,959)
Note receivable discount	(522)	(1,895)
Changes in assets and liabilities:
(Increase) Decrease in assets:	(72,525)	(112,914)
Increase (Decrease) in liabilities:	(117,626)	255,345

Net cash provided by operating activities	746,865	670,037

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,311)	(138,938)
Purchase of investments	(400,773)	(313,839)
Purchase of equity investments	—	(280,000)
Proceeds from the sale of investments	226,029	2,529
Proceeds from the sale of other investments - at cost	7,701	7,209

Net cash used in investing activities	(190,354)	(723,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(40,117)	(37,556)

Net cash used in financing activites	$(40,117)	$(37,556)

Net Increase (Decrease) in Cash and Cash Equivalents	$516,394	$(90,558)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$1,256,135	$946,246

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27,185	$30,015
Income taxes	$180,000	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements as restated contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005 and the results of operation and changes in cash flows for the three months ended March 31, 2006 and 2005.

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

Breda’s Form 10-QSB for the period ended March 31, 2006 is amended to restate Breda’s income from equity investments derived from its investment in RSA #8. Two of Breda’s subsidiaries each own an approximate 5.84% ownership interest in RSA #8. Twelve-months income figures for RSA #8, instead of three-month income figures, were inadvertently used to compute Breda’s pro-rata share of the income generated by RSA #8 for the three-month period ended March 31, 2006 resulting in a $378,228 overstatement of income from equity investments on Breda’s March 31, 2006 Form 10-QSB. Net of income taxes, Breda’s amended net income as of March 31, 2006, decreased $223,154, or $7.19/share.

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

NOTE 3.	OPERATING SEGMENTS (Continued)

different products, services and regulatory environments. LEC segments have been aggregated because of their similar characteristics.

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Three Months Ended March 31, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers - as restated	$1,676,882	$186,001	$159,998	$2,022,881
Segment profit (loss) - as restated	$696,161	$(41,824)	$(128,276)	526,061

Three Months Ended March 31, 2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues
External customers	$1,579,621	$206,572	$142,034	$1,928,227
Segment profit (loss)	524,677	(50,897)	(48,728)	425,052

NOTE 4.	NET INCOME PER COMMON SHARE

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

PART II - OTHER INFORMATION

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

BREDA TELEPHONE CORP.

Date: November 15, 2006.	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date: November 15, 2006.	By:	/s/ Jane Morlok

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

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

*Included with this filing.