Form 10QSB/A
period 2006-06-30
BREDA TELEPHONE CORP
filed 2006-11-15
CIK 1084448

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

Explanatory Note

          Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 which was originally filed with the Securities and Exchange Commission on August 11, 2006 (the “Original 10-QSB”) to amend Part I Financial Information—Item 1 “Financial Statements” and Part II Other Information—Item 6 “Exhibits”. In all other respects, the Original 10-QSB remains unchanged and is not otherwise amended hereby.

          Breda’s Form 10-QSB for the period ended June 30, 2006 is amended to restate Breda’s year-to-date, six-months income from equity investments derived from an investment in Iowa 8 Monona Limited Partnership(RSA #8).

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

          Consequently, Breda’s income from equity investments for the six-months ended June 30, 2006 also decreased by $378,228. After adjustment for that overstatement, net of income taxes, Breda’s amended net income as of June 30, 2006, decreased $223,154, from $1,889,447 to $1,666,293, and net income per common share decreased $7.19, from $60.90/share to $53.71/share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended June 30, 2006 and 2005
And the Year Ended December 31, 2005

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(As Restated)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,523,605	$739,741
Marketable securities	649,076	635,409
Accounts receivable	845,085	952,579
Interest receivable	79,187	107,229
Current portion of note receivable	144,000	144,000
Inventory, at average cost	148,304	122,953
Prepaid income taxes	13,480	—
Other	29,338	42,196
Deferred income taxes	11,415	22,794

	3,443,490	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	6,176,296	5,463,298
Investments in unconsolidated affiliates at equity	5,663,980	5,519,572
Other investments at cost	618,430	790,066
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 in each 2006 and 2005	76,283	75,469

	13,431,801	12,745,217

PROPERTY, PLANT AND EQUIPMENT	4,673,613	5,215,291

TOTAL ASSETS	$21,548,904	$20,727,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$170,029	$164,513
Accounts payable	200,190	428,211
Accrued taxes	—	378,871
Other	95,844	143,582

	466,063	1,115,177

LONG-TERM DEBT, less current portion	1,228,519	1,314,935

OTHER NONCURRENT LIABILITIES	963,435	855,542

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 shares issued and outstanding at $357	11,075,211	11,075,211
Retained earnings	7,815,676	6,366,544

	18,890,887	17,441,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,548,904	$20,727,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2006 and 2005

	For the Three Months Ended		For the Six Months Ended
	2006	2005	2006	2005

	(As Restated)	(Unaudited)	(As Restated)	(Unaudited)

OPERATING REVENUES	$2,020,627	$1,752,678	$4,043,509	$3,680,905

OPERATING EXPENSES
Cost of services	953,389	871,202	1,847,342	1,714,778
Depreciation and amortization	245,928	220,590	488,677	465,616
Selling, general, and administrative	588,756	500,923	1,101,523	990,604

	1,788,073	1,592,715	3,437,542	3,170,998

OPERATING INCOME	232,554	159,963	605,967	509,907

OTHER INCOME (EXPENSES)
Interest and dividend income	75,736	100,688	169,565	197,999
Gain or (loss) on sale of investments	1,163,437	(3,057)	1,163,398	(3,057)
Loss on disposal of assets	(21,714)	—	(21,714)	—
Interest expense	(26,448)	(29,325)	(53,633)	(59,340)
Income from equity investments	393,218	263,855	676,069	510,243
Other, net	3,650	(6,792)	3,311	(6,954)

	1,587,879	325,369	1,936,996	638,891

INCOME BEFORE INCOME TAXES	1,820,433	485,332	2,542,963	1,148,798

INCOME TAXES	680,202	166,085	876,670	404,498

NET INCOME	$1,140,231	$319,247	$1,666,293	$744,300

NET INCOME PER COMMON SHARE	$36.75	$10.26	$53.71	$23.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2004 (Audited)	31,170	$10,161,420	$5,736,268	$15,897,688

Comprehensive income:
Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited)	31,023	11,075,211	6,366,544	17,441,755

Comprehensive income:
Net Income (As Restated)			1,666,293	1,666,293

Dividends paid			(217,161)	(217,161)

Balance at June 30, 2006 (As Restated)	31,023	$11,075,211	$7,815,676	$18,890,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2006 and 2005

	2006	2005

	(As Restated)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,666,293	$744,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	488,677	465,616
Deferred income taxes	119,272	(50,383)
Amortization of investment tax credits	—	(2,805)
Amortization of investment premium/discount - net	28,014	34,178
Equity income in unconsolidated affiliates, net of distributions received of $531,661 and $557,634 in 2006 and 2005, respectively	(144,408)	47,391
Note receivable discount	(814)	(3,473)
Gain on sale of investments - at cost	(1,170,211)	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	109,563	(24,614)
Increase (Decrease) in liabilities:	(669,050)	201,674

Net cash provided by operating activities	427,336	1,411,884

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,826)	(384,632)
Proceeds from the sale of assets	116,247	—
Purchase of marketable securities	(1,307,553)	(759,641)
Purchase of equity investments	—	(290,000)
Purchase of other investments - at cost	(1,854)	—
Proceeds from the sale of marketable securities	552,874	340,409
Proceeds from the sale of other investments - at cost	1,343,701	7,209

Net cash provided by investing activities	654,589	(1,086,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(80,900)	(75,737)
Common stock redeemed, net	—	(43,554)
Dividends paid	(217,161)	(218,190)

Net cash used in financing activites	$(298,061)	$(337,481)

Net Increase (Decrease) in Cash and Cash Equivalents	$783,864	$(12,252)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$1,523,605	$1,024,552

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$53,633	$59,340
Income taxes	$1,148,298	$355,000

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

Breda’s Form 10-QSB for the period ended June 30, 2006 is amended to restate Breda’s year-to-date, six-months income from equity investments derived from its investment in RSA #8.

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

Consequently, Breda’s income from equity investments for the six-months ended June 30, 2006 decreased by $378,228. Net of income taxes, Breda’s amended net income as of June 30, 2006, decreased $223,154, from $1,889,447 to $1,666,293. Net income per common share decreased $7.19, from $60.90/share to $53.71/share.

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

NOTE 3.	OPERATING SEGMENTS (Continued)

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
Six Months Ended	Exchange		Service
June 30, 2006	Carrier	Broadcast	Provider	Total

Revenues
External customers - as restated	$3,357,218	$368,650	$317,641	$4,043,509
Segment profit (loss) - as restated	2,029,549	(109,720)	(253,536)	1,666,293

	Local		Internet
Six Months Ended	Exchange		Service
June 30, 2005	Carrier	Broadcast	Provider	Total

Revenues
External customers	$2,981,680	$413,852	$285,373	$3,680,905
Segment profit (loss)	970,126	(96,821)	(129,005)	744,300

	Local		Internet
Three Months Ended	Exchange		Service
June 30, 2006	Carrier	Broadcast	Provider	Total

Revenues
External customers - as restated	$1,680,336	$182,649	$157,642	$2,020,627
Segment profit (loss) - as restated	1,333,388	(67,896)	(125,261)	1,140,231

	Local		Internet
Three Months Ended	Exchange		Service
June 30, 2005	Carrier	Broadcast	Provider	Total

Revenues
External customers	$1,402,059	$207,280	$143,339	$1,752,678
Segment profit (loss)	445,449	(45,924)	(80,278)	319,247

NOTE 4.	NET INCOME PER COMMON SHARE

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

Jane Morlok, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB-A
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

	10.2	Employment Agreement dated June 14, 2006 between Breda and Steve Frickenstein.

	10.3	Employment Agreement dated June 14, 2006 between Breda and Charles Deisbeck.

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

*Included with this filing.