Form 10KSB
period 2006-12-31
BREDA TELEPHONE CORP
filed 2007-03-28
CIK 1084448

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

                State registrant’s revenues for its most recent fiscal year: $8,667,053.

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $12,060,734, as of March 1, 2007. The registrant’s stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant’s stock for this purpose has been based upon the current $394 per share redemption price of the registrant’s stock as determined by its board of directors. In determining this figure, the registrant has assumed that all of its directors and officers and its chief executive officer, chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

                State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at March 1, 2007.

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

Westside Independent is an Iowa corporation that was incorporated in 1957. Breda acquired the stock of Westside Independent in June 1998.

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
1

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

The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2006, they were serving approximately 3,425 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

BTC, Inc.’s principal revenue sources in 2006 were from providing Internet services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.’s Carroll, Iowa local calling area. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent. As noted above, BTC, Inc. did not offer local telephone services until October of 2003. BTC, Inc. also generated additional revenues in 2006 when it began offering conference bridge services.

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

•
The IUB has designated Breda, Prairie Telephone and Westside Independent as “eligible telecommunications carriers.” This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. The 1996 Telecom Act mandated goals of universal service to promote the availability of quality services at just, reasonable, and affordable rates; increase access to advanced telecommunications services throughout the nation; advance the availability of such services to all consumers, including those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas. Four funding programs within universal services funding are broken out to meet these goals: High Cost; Schools and Libraries; Low Income; and Rural Healthcare. Breda, Prairie Telephone and Westside Independent were able to obtain the eligible telecommunications carriers designation because they are able to provide services defined in the Iowa Administrative Code, Utilities Division 199, Chapter 39, as services supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. They received universal services funding of approximately $814,188 in the aggregate in 2004, $829,818 in the aggregate in 2005, and $910,608 in the aggregate in 2006. Breda anticipates receiving High Costs program and Low Income program universal services funding in 2007 in an amount comparable to that received in 2006.

BTC, Inc. has been designated as an “eligible telecommunications carrier” by the IUB. BTC, Inc. does not, however, receive High Cost universal service funding because BTC, Inc., as a competitive local exchange carrier in the Carroll, Iowa market, would only be eligible to receive High Cost universal service funds if the incumbent local exchange carrier (Qwest) receives those funds. Since Qwest does not receive universal service funding for the Carroll, Iowa market, BTC, Inc. is not eligible for the High Cost universal service funding program. BTC is however able to be reimbursed for the Low Income universal service funding program.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are also subject to regulation by the Federal Communications Commission. The material areas of regulation by the FCC are as follows:

•	The FCC regulates the access charge rates that can be charged by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for
4

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

•
The FCC must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The primary factors that will be considered by the FCC in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone, Westside Independent or BTC, Inc., as the case may be, and the antitrust implications of the expansion. Although they do not anticipate any material difficulties in the event of any proposed expansion, there is no guarantee that any future proposed expansion in the service areas of Breda, Prairie Telephone, Westside Independent or BTC., Inc. would be approved by the FCC.

•
The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. A material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda’s revenues. The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC’s determination. It is therefore not possible to predict how the FCC will allocate the support payment funding in any year, and the amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will vary from year to year. For example, they received, in the aggregate, support payment funding of $1,495,150 in 2004, $1,646,878 in 2005, and $1,830,898 in 2006. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. BTC, Inc. does not receive support payment funding from the National Exchange Carriers Association because BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier.

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

In April 2001, the FCC initiated a Notice of Proposed Rule Making on “Developing a Unified Intercarrier Compensation Regime” (ICC) to begin the process of replacing the various different compensation mechanisms with a unified regime. In March 2005, the FCC released a Further Notice of Proposed Rule Making to solicit comments on various intercarrier compensation reform proposals submitted by a number of parties, including a “bill and keep” proposal from FCC staff, and several industry proposals.

There was little agreement on how to arrive at a unified intercarrier compensation rate; whether it should be set by federal or state regulators or some combination of the two; whether rates should be uniform nationally or set based on individual carrier costs; and whether rates should be governed by tariffs or contracts. Many comments did focus on the need to fix phantom traffic problems immediately via truth-in-labeling requirements, enforcement actions and penalties. However, no consensus emerged on the issue of full cost recovery or “revenue neutrality,” although there was widespread recognition that this was a serious issue for rural carriers, such as Breda and its subsidiaries.

On July 24, 2006, the National Association of Regulatory Utility Commissioners (NARUC) ICC Task Force submitted an industry-drafted ICC reform plan, entitled, The Missoula Plan, which proposes to unify intercarrier charges for most carriers over 4 years. The Missoula Plan entails categorizing carriers into three “tracks” based on carrier size and classification; reducing and unifying intercarrier charges over four “steps”; shifting a portion of network cost recovery from ICC charges to modest increases in subscriber line charges (SLC) and a new federal Restructure Mechanism; establishing uniform default interconnection rules; jurisdictional classification of traffic based on the telephone numbers of the calling and called parties; and rules to mitigate the problem of “phantom traffic.” Once the plan is fully implemented, the FCC would initiate a proceeding to review results and determine next steps. While the Missoula Plan was not endorsed by NARUC or its ICC Task Force, it is backed by more than 350 carriers representing regional bell operating companies (RBOCs), non-rural carriers, and medium and small rural carriers.

In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and have the highest end-user rates. The “Federal Benchmark” mechanism would provide supplemental funding to ensure end-user rates remain within a national benchmark range when the Missoula Plan is implemented.

The FCC has put the Missoula Plan for ICC reform and the Federal Benchmark Mechanism amendment out for public comment. Breda has not officially endorsed the Missoula Plan and has taken a cautious approach because some of the provisions in the plan, for instance the federal Restructure Mechanism, have not been fully developed and the funding stream for this provision has not been detailed.

As noted previously, phantom traffic is another issue related to intercarrier compensation. Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on independent local exchange carrier (ILEC) switches is being delivered in a form in which billing information is absent, lost, stripped or altered. Studies have also shown that ILEC’s, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic. Even when the originating service provider of the phantom traffic is discovered, getting proper payment is difficult and there are no penalties imposed. In November 2006, supporters of the Missoula Plan filed a proposal for a uniform process for the creation and exchange of call detail data to be implemented as part of the interim phantom traffic solution. It sets forth standards and details responsibilities by which carriers are to create call detail records and call summary information, as well as applicable charges for these records. The FCC has put this proposal out for public comment. Breda is in agreement with these supporters that in addition to clear and enforceable “truth in labeling” requirements, penalties and arbitration procedures should also be implemented. As noted elsewhere in this report, the Iowa Telecommunications Association “Qwest Committee” is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access to the ILEC’s.

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

One of the issues regarding the Universal Services Fund (USF) is the sheer number of telecommunication service providers designated as an eligible telecom carrier. The 1996 Telecom Act created twin goals of universal service and competition, and stated that high cost universal service funding may be provided to competing carriers if this were found to be in the public interest. Regulators have found it to be in the public interest to encourage the availability of wireless and wireline competitive services in high-cost areas, and have designated an increasing number of wireless carriers as Competitive Eligible Telecom Carriers (CETC’s) who are then eligible to receive monies from the USF. Rapid growth in the number of CETC’s and dramatic growth in high-cost funding requirements have focused a great deal of attention on the rules for designating CETC’s and for accountability for USF support monies.

In May 2001, the FCC Rural Task Force Order required states to certify that the CETC’s are using USF funds in compliance with the statute. On March 17, 2005, the FCC released its Eligible Telecom Carrier (“ETC”) Designation Order outlining minimum requirements for ETC designation. It specified that ETC applicants must:

a)	Provide a specific, detailed five-year plan illustrating how high-cost USF support will be used to improve coverage, service quality or capacity in all areas for which it seeks ETC designation;

b)	Demonstrate its ability to remain functional in emergency situations;

c)	Demonstrate that it will satisfy consumer protection and service quality standards;

d)	Offer similar local usage plans to those offered by the ILEC in ETC-designated areas; and

e)	Recognize that it may be required to provide equal access if all other ETC’s in the designated service area relinquish their designation.

The Iowa Utilities Board (IUB) on October 6, 2006, issued its order regarding ETC reporting requirements for all wireline and wireless providers who receive universal service funding. The IUB had opened this docket early in 2006 to comply with the new federal requirements, and to standardize ETC requirements for wireline and wireless carriers. In its Order, the IUB issued new rules regarding annual reports and certifications, additional requirements for new ETC’s, additional requirements for existing ETC’s, and set up informational workshops to discuss the implementation strategies.

Breda attended the informational workshops; has prepared the required reports, plans, documentation, and certifications as required by the IUB Order for each of its companies; and has completed all filings as required by the IUB Order.

Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

In 2004, the Joint Board (federal and state representatives) and the FCC sought comment on what type of mechanism should succeed the Rural Task Force (RTF) plan which would: ensure predictable and sufficient USF funding; effectively target rural carriers’ costs in high cost areas, and protect against excessive fund growth. As part of this consideration, the FCC asked whether separate mechanisms should be maintained for rural and non-rural carriers; whether the mechanism should be based on embedded costs or on forward-looking costs; and whether the definition of rural telephone company should be modified.

In August 2005, the FCC issued a Public Notice seeking comments on four proposals advanced by state members of the USF Joint Board to replace the RTF for rural carriers and basis of support for CETC’s. While different in many regards, all four proposed a State Allocation Method (SAM) for the distribution of USF funds to ETC’s in each state. The Notice also asked the public to supplement the record with any new facts that had arisen since the 2004 proceedings.

On May 16, 2006, the Commission released an order extending the high-cost universal support rules adopted in the Rural Task Force Order until the FCC adopts changes, if any, to those rules. In August 2006, the Joint Board sought comments on the merits of using reverse auctions (competitive bidding) to determine high-cost USF support for ETC’s.

As noted previously, the National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates. In a letter dated January 15, 2007, NECA notified Breda that beginning July 1, 2007 most carriers could expect an overall average cost settlement decrease of 7.27% as a result of the new settlement formulas filed by NECA with the FCC in December 2006. Overall, NECA projected that the majority of companies’ settlements will decrease between 5% and 15%. The decrease generally reflects new overall reduced cost levels and decreases due to Line Haul Distance Sensitive formula structure changes. NECA’s 2007 Modification of Average Schedules filing included a proposed transition plan to help companies adjust to reduced settlements. The FCC is currently reviewing both the proposed formulas and the proposed transition plan. Breda is continuing to study the information provided by NECA, but preliminary figures provided by NECA indicate that Breda could expect to receive $322,860 (17.8%) less per year in average schedule payments after the 24-month transition period is completed.

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

One example of the increased competition in Iowa occurred on October 18, 2004, when the IUB issued an Order Approving an Amendment to the Approved Application for Public Convenience to MCC Telephony of Iowa (MCC) to provide service in “any area of Iowa where MCC affiliates own and operate a cable system and offer high-speed cable modems.” MCC is a subsidiary of Mediacom that provides VoIP (voice over Internet protocol) service. The IUB had approved an earlier application of MCC to serve only those areas currently served by Qwest. Mediacom is the cable service provider in BTC, Inc.’s Carroll, Iowa market area. Mediacom began rolling out its telephone service in parts of Iowa in spring 2005, and recently began actively competing in Breda’s Carroll, Iowa market by offering Voice Over Internet Protocol (VoIP) phone service in its bundled package of video and Internet services. Breda presently does not have video facilities in the Carroll marketplace so is not able to offer a triple play option of phone, video and Internet in that marketplace. Breda has experienced mainly the loss of possible new customers who want a triple play option or who make their telecommunication provider selection based upon price offerings for services such as Internet or video instead of voice.

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

In 2004, Breda and Prairie Telephone joined with eight other independent telephone companies in southwest Iowa in putting together a network to provide and improve the delivery of voice, data and video services over a fiber optic-based infrastructure. The South West Iowa Network is supported by Iowa Network Services, and collectively provides service in 28 exchanges in southwest Iowa. This network will be used to deliver the triple-play (voice, data and video), as well as to provide a scalable converged infrastructure for each company to connect to other companies and services outside Iowa. Breda and Prairie Telephone have three exchanges connected to this network in southwest Iowa. This network became operational on October 24, 2004. No further build-outs were done in 2005 or 2006, and no triple-play business plans have been feasible for Breda’s locations at this point.

There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa. To date, however, no company has chosen to compete in any of Breda’s, Prairie Telephone’s or Westside Independent’s service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2007 is small.

BTC, Inc. provides telephone services in the Carroll, Iowa market area and there are already other companies providing telephone services in that area. For example as noted earlier, Mediacom, which is the ninth largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, has a phone service offering through Mediacom’s partnership with Sprint. The IUB also granted Mediacom a certificate of public convenience to offer service in numerous areas throughout Iowa. Mediacom is able to market a triple play option since this phone service can be added to their video and high speed Internet offerings. The incumbent local exchange carrier, Qwest, is also marketing a triple play offering through its agreement with DirecTV which allows it to provide a video offering along with Qwest’s phone service and high speed Internet offerings.

Breda also anticipates that it will face competition from other providers of newer VoIP (voice over Internet protocol) technologies, such as Vonage and Skype, in all of its exchanges. Breda anticipates that Mediacom’s and any such other offerings will result in a reduction of revenue. If any other telephone companies also at some point determine to provide service in any of Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s service areas, there would also likely be a reduction in revenue.

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

The IUB initially responded to the petition by issuing a 180 day temporary suspension of the wireless-wireline number portability rule, and later issued an order requiring all companies participating in the petition to provide the IUB with various company-specific information, including the number of customers of the company, the cost of number portability implementation and expected costs per customer that would be reflected in the number portability cost recovery charge authorized by the

FCC.  Breda, Prairie Telephone and Westside Independent all submitted their individualized data in response to the IUB’s order in July of 2004. The IUB issued its final order in response to the petition on October 6, 2004. Under the IUB’s order, all companies participating in the petition were given extensions ranging from six months to 18 months from the date of the IUB order, or in some cases until six months after the company received a bona fide request for number portability from a wireless carrier. Breda and Prairie Telephone were classified in the group receiving a six-month extension, and Westside Independent was classified in the group receiving a one-year extension.

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

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent have been granted various extensions from time to time for compliance with the various requirements of the Act. Breda received notification from the FBI on September 16, 2004 that the FBI would grant Breda, Prairie Telephone and Westside Independent another extension until June 30, 2006 for certain of the remaining deployment schedules under the Act. The FCC’s May 12, 2006 Second Order outlined further extension options. Breda would not qualify for further extensions and Breda has developed plans for the purchase and installation of new switches in its remaining small exchange areas to meet the CALEA requirements.

As already noted, CALEA was intended to preserve the ability of Federal, State and local law enforcement agencies to conduct electronic surveillance by requiring telecommunications carriers and manufacturers to modify and design their equipment, facilities, and services to ensure they have the required surveillance capabilities. Section 103 of CALEA specifies the four assistance capabilities carriers are required to have in order to facilitate lawfully authorized electronic surveillance.

In response to a joint petition filed in March 2004 by various law enforcement agencies (DOJ, FBI, and DEA), the FCC adopted a First Report and Order on September 23, 2005, that applied CALEA requirements to all facilities-based broadband Internet access providers and providers of interconnected VoIP services. The effective date of the Order was November 14, 2005, but the compliance deadline for newly covered entities and providers of newly covered services was set for May 14, 2007. The FCC indicated it would release another order addressing the assistance capabilities required of providers pursuant to section 103 of CALEA, as well as other issues, such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement.

On May 12, 2006, the FCC released a Second Report & Order, affirming the compliance deadline for all facilities-based broadband Internet access providers and interconnected VoIP providers is May 14, 2007. The FCC declined to exclude any facilities-based broadband Internet access providers from CALEA, noting that “Trusted Third Parties” and service bureaus can assist small entities in processing surveillance orders in accordance with the system security requirements, thereby ameliorating burdens for these providers.

The May 12, 2006 Order also restricted the availability of compliance extensions to equipment, facilities and services deployed prior to October 25, 1998; required any provider with a pending compliance extension petition currently on file to file another letter by February 12, 2007 attesting that the petition exclusively concerns equipment, facilities or services installed or deployed prior to October 25, 1998; concluded that providers are responsible for the costs of complying with CALEA in most situations;

permitted telecommunications carriers and broadband Internet access and interconnected VoIP providers the option of using Trusted Third Parties to assist in meeting the CALEA obligations to provide Law Enforcement Agencies the electronic surveillance information they require in an acceptable format; required providers to file their security and integrity plans with the FCC by March 12, 2007; and required all providers to submit interim reports to the FCC on CALEA compliance by February 12, 2007.

For telephone companies with separate broadband and VoIP entities, these requirements are in addition to those for their carrier operations, and require separate reports to be filed for each. Breda has enlisted Iowa Network Services to be its Trusted Third Party resource in meeting the CALEA requirements. Breda has also timely filed all required CALEA reports in the first quarter of 2007 per the FCC filing dates.

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

Revenues are also generated from sales of cellular phones and related service packages which are made pursuant to Breda’s June 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one-year term, but subject to immediate termination if there is a material breach of the agency agreement. Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda’s cellular commissions revenue. Breda continues to operate under the 1999 agency agreement.

Breda has two retail outlets in the Carroll, Iowa market. The two retail outlets are located at Breda’s and BTC, Inc.’s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa.
15

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

As of December 31, 2006, Tele-Services was providing cable television services to approximately 2,244 subscribers.

Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

•	Arcadia - August, 2009	•	Lohrville - March, 2008

•	Auburn - January, 2009	•	Malvern - October, 2016

•	Bayard - May, 2008	•	Riverton - June, 2013

•	Beaver Lake - December, 2008	•	Oakland - November, 2009

•	Breda - Year-to-Year Basis	•	Sidney - October, 2010

•	Churdan - June, 2008	•	Tabor - September, 2016

•	Farragut - January, 2008	•	Thurman - December, 2015

•	Grand Junction - May, 2008	•	Treynor - October, 2020

•	Hamburg - Year-to-year Basis	•	Westside - June, 2009
16

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

In June 2006, Tele-Services combined the head end for its Auburn community with three of its other communities. A rate increase was implemented in Auburn, Iowa on August 1, 2006 when that community was able to receive additional channels because of the head end consolidation. Breda plans to implement rate increases for both basic service and premium services in most of its service areas in early 2007.

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

Tele-Services does face competition in other forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. The FCC began to allow satellite dish providers to provide local channels in 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could have further adverse effects on Tele-Services’ business. The telecommunications and cable industry are also continually changing, and technological advances may provide Tele-Services’ subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa are able to offer cable television programming over their telephone lines. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future.

Another issue faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which results in a lower potential customer base for Tele-Services.

Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses. As noted above, Tele-Services did add additional channels to its line-up in 2004 and 2005, which required Tele-Services to upgrade some of its cable TV systems and install additional equipment and electronics. Those upgrades and installations were completed during the second quarter of 2004 and the third quarter of 2005. Tele-Services also combined the head-ends on two of its systems into one head-end during the first quarter of 2004, which has allowed three communities to be served by one head-end, and for those three communities to receive local channel services. Tele-Services again combined the headends on two of its systems into one head-end during the third quarter of 2005, which allowed three communities to be serviced by one head-end, and for those three communities to receive local channel services. In June 2006, Tele-Services added one community served by a stand-alone headend to its headend that already consolidated three other communities. Tele-Services is continuing to evaluate the possibility of other head-end combinations. The primary goal of Tele-Services in consolidating its head-end equipment is for the equipment to be able to serve two or more communities, instead of just one community, with the intended result of lower maintenance costs for the equipment. The cost of Tele-Services upgrades was approximately $42,040 in 2005, approximately $71,548 in 2006, and is estimated to be approximately $153,500 in 2007.

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

The Iowa Senate is considering a bill that allows incumbent video providers to utilize the current franchising process, or, upon expiration of their local franchise, opt in to the state-issued franchise. New video providers can chose to use either state or local franchise. The legislation caps the franchise fee for a new market entrant under the state franchise at the same percentage as the incumbent provider or up to five percent of gross revenues, whichever is less. The legislation also requires competitive cable providers under the state franchise to provide the same amount of public, education and government access (PEG) channels as an incumbent provider, and pay PEG fees if the incumbent is paying PEG fees. In the state franchise, build-out requirements are eliminated and cities maintain control over rights-of-way.

Breda does not anticipate any material affect due to the outcome of this possible legislation because its service areas as noted above are rural and small with little competition other than from satellite service providers.

Internet Service Provider.

BTC, Inc. provides dial-up and high-speed Internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. was providing dial-up Internet access to approximately 1,112 subscribers as of December 31, 2006. Of that amount, approximately 652 were subscribers from BTC, Inc.’s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever increasing competition in providing dial-up and high-speed Internet access. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. experienced a 24.2% decrease in its dial-up customer base in this market during the calendar year 2006. BTC, Inc. had experienced a 21.9% decrease in its dial-up customer base in the Carroll, Iowa market area in 2005, and a 19.2% decrease in 2004.

In the last three months of 2006, Breda began to offer high-speed Internet services to its customers in its rural telephone exchanges of Lidderdale, Macedonia, Farragut, Yale and Pacific Junction, Iowa. Breda was able to provide high-speed Internet service to these previously unserved areas because reliable technology was now available in the industry, which allowed Breda to provide service to customers residing at a great distance from the central office. Breda had excellent response to this high speed Internet service offering and added 95 high speed Internet customers in the last quarter of 2006 from these service areas.

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda began offering a dial-up accelerator product in June 2004, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. This type of service would be considered an upgrade from dial-up, but not a replacement for the high-speed Internet service. Approximately 5.2% of BTC’s dial-up customer base have elected to upgrade to the accelerator product as of December 31, 2006.

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

Breda also entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of satellite and high-speed Internet service. One reason Breda entered into this agreement was to provide Breda with a means to provide high-speed Internet service to its rural customers, who may otherwise lack the opportunity to obtain high-speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members, such as Breda.

Breda began offering Wild Blue satellite Internet service in September 2005. The overall response to this service was phenomenal not only in the satellite beam where Breda is marketing these services, but in all of the beams across the United States and

Canada.  Breda had been notified by NRTC that the beam in which Breda is providing service would reach its maximum capacity level in the latter part of March 2006. Breda stopped marketing this product because it was not able to add customers to this service until such time as a new satellite was launched, that could increase the capacity in Breda’s service area. NRTC and Wild Blue generated the funding for this expansion, and are in the process of launching a new satellite in the first quarter of 2007. Breda determined to stop selling this service to new customers because of not only the Wild Blue capacity issue, but also because Breda is now able to serve these same customers with its own high speed Internet, long-reach products.

Breda still believes that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access. Breda continues to evaluate and offer special promotions on its high-speed Internet service offerings, and review adjustments in pricing and Internet service options that may be possible with the completion of its switch in the Carroll, Iowa market, and its new ability to offer another type of high-speed Internet.

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

Other.

Breda and BTC, Inc. moved their Carroll, Iowa operations to a building located at 603 N. Adams, Carroll, Iowa on October 4, 2003. The building has approximately 4,450 square feet, which is over two times the space of the former location in Carroll. This building allowed BTC, Inc. and Breda to consolidate their operations in the Carroll, Iowa market. The location is also affording Breda the opportunity to expand its service offerings in the Carroll market. Breda uses a portion of the building as a retail store for the sale and lease of telephone, cellular and related equipment and merchandise. Breda had used a portion of BTC, Inc.’s former building in Carroll since April, 2000 for the same purposes.

Miscellaneous Business.

Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

For example, in March of 1999 Prairie Telephone acquired spectrum for providing personal communications services in the Yale telephone exchange area. Spectrum is
21

bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communication. Prairie Telephone is also one of the members of Guthrie Group, L.L.C. Guthrie Group, L.L.C. has acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

Breda also acquired spectrum in 1999 for providing personal communications services in the Breda and Lidderdale exchange areas. Breda is a member of Carroll County Wireless, L.L.C., and Breda later sold that spectrum to Carroll County Wireless, L.L.C., at Breda’s cost. The two other telephone companies who are members of Carroll County Wireless, L.L.C. also sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. Carroll County Wireless, L.L.C. also acquired other personal communications services licenses for various areas in Carroll County, Iowa, and Carroll County Wireless, L.L.C. currently holds personal communications services licenses for nearly all of Carroll County, Iowa. The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2006.

Both Breda and Prairie Telephone obtained their personal communications services spectrum from Iowa Wireless, which was formed by Western Wireless Corporation and Iowa Network Services, Inc. The original Participation Agreement called for Iowa Wireless, which changed its name to i-wireless in early 2004, to disaggregate/partition and sell to the individual equity holders of Iowa Network Services, Inc. up to ten MHz in certain defined areas. A separate Spectrum Partitioning Agreement required i-wireless and the spectrum acquiring telcos, such as Breda and Prairie Telephone, to construct facilities by June 23, 2000 to serve with a signal level sufficient to provide adequate service to at least one-third of the total population of the Des Moines Major Trading Area covering the combined A Block spectrum licensed service areas of Iowa Wireless, Western PCS 1 Corporation and the participating telcos. Build-out provisions in this agreement also required that two-thirds of the total population of the Des Moines Majoring Area covering the same combined service areas of Iowa Wireless, Western PCS 1 and the telcos have a signal level sufficient to provide adequate service by June 23, 2005.

The members of both Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. authorized the funding to erect their first tower in their respective service areas in order to meet the June 23, 2005 deadline. Prairie Telephone paid its proportionate share of the first Guthrie Group L.L.C. capital call, which was $50,000, in February 2005. Breda also paid its proportionate share of the first Carroll County Wireless, L.L.C. capital call, which was $30,000, in February 2005. Both groups co-located their towers on pre-existing towers instead of purchasing or leasing land on which to erect free-standing towers. Carroll County Wireless, L.L.C. turned up its tower to accept roaming traffic in January 2006. The Guthrie Group, L.L.C. tower was turned up to receive roaming traffic on March 24, 2006. Breda and its partners in these wireless investments continue to evaluate feasibility studies to determine future tower site build-out time frames.

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

On March 1, 2005, Breda’s board of directors authorized Prairie Telephone’s purchase of 5,000 units of Bug Tussel Wireless, L.L.C. Prairie Telephone’s investment of $200,000 was made in March 2005, and Prairie Telephone owned 7.87% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. In July 2005 Prairie purchased 2,462.264 additional units for $113,264.15, and now owns 9.94% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services. This investment is accounted for using the equity method of accounting.

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

The outstanding balance on Prairie Telephone’s loans to Desktop Media, L.L.C. is $439,974. The Company collected no principal payments during 2006. All regularly scheduled interest payments totaling $35,565 were paid in 2006.

Prairie Telephone and the other owners of Desktop Media, L.L.C., are negotiating a purchase agreement to sell their respective interests in this entity. It is anticipated that a sale may be finalized in 2007.

Revenues may also arise from investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures. For example, Prairie Telephone is an investor in RSA #1, Ltd. and RSA #7, Ltd. Those entities are Iowa limited partnerships which provide cellular services in rural areas in central and southern Iowa. Prairie Telephone owns a 10.32% interest in RSA #1, Ltd. and a 7.1% interest in RSA #7, Ltd.

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

Breda received a nominal annual fee from Alpine Communications, L.C. in consideration for Breda’s chief executive officer serving as a director on Alpine’s board of directors in 2006.

Prairie Telephone purchased a 30% interest in Spiralight Network, L.L.C. on December 28, 2006 for $960,000. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota. The investment will be accounted for on the equity method of accounting.

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

Breda, Prairie Telephone and Westside Independent each own 10,000 shares of common stock in Solix, Inc. (formerly NECA Services, Inc.), which is a for-profit corporation organized in 2000 to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. (“NECA”). The original officers of Solix, Inc. were also the officers of NECA, and they had experience in the telecommunications industry. It was contemplated that non-regulated business opportunities would be conducted by Solix, Inc. so that NECA could concentrate on its traditional core tariff and pooling services.

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

There is no assurance that any of Breda, Prairie Telephone or Westside Independent will ever receive any returns on or other value from their investment in Solix, Inc, whether by distributions or increases in the value of Solix’ common stock. The board of directors of Solix, Inc. did, however, declare a $.75 per share dividend in 2004, a $1 per share dividend in 2005 and a $1 per share dividend in 2006.

There were substantial restrictions imposed upon the ability to transfer shares in Solix, Inc., all of which potentially could adversely affect the value and marketability of the Solix, Inc. stock. In a letter to shareholders dated November 21, 2005, the Board of Directors of Solix, Inc. outlined proposed changes to the Bylaws to address these issues, and asked for execution of a Written Consent of Shareholders. The Board had become convinced that the Certificate of Incorporation unduly restricted Solix’ ability to expand and diversity the Corporation’s stockholder base, especially, as the Corporation’s activities diversity. Two restrictions in particular were the most burdensome according to the Board. One restriction prohibited current stockholders from reselling their shares to any persons or entities other than NECA members or their affiliates thereby narrowing the potential pool of future stockholders. Another constraint was the obligation of the Corporation to repurchase the shares at certain times and at certain amounts. The shareholders consent forms were to be submitted by December 21, 2005, and, as a result, the two restrictions are no longer in place. Current stockholders can now sell their shares to any persons or entities, instead of being limited to NECA members or their affiliates. The other provision reducing a required buy-back provision of the corporation’s shares from $10 per share to $1 per share should also aid the company’s liquidity position in the future.

Breda, Prairie and Westside were each owners of Class C stock in the Rural Telephone Bank. Breda owned 596 shares. Prairie owned 700 shares, and Westside owned 40 shares. At its quarterly meeting on August 4, 2005, the Board of Directors of the Rural Telephone Bank approved the liquidation and dissolution of the Bank. On November 10, 2005, the liquidation and dissolution process was initiated with the signing of the 2006 Agriculture Appropriations bill by President Bush, which contained a provision lifting the restriction on the retirement of more than 5 percent of the Class A stock held by the U.S. government. This paved the way for all Bank stock to be redeemed. These investments were carried at cost on the Company’s books. The par value of the Company’s investment was $1,336,000, and the Company received $1,336,000 pursuant to the liquidation on April 13, 2006. The company’s net of tax gain on the liquidation of this investment was approximately $698,946.

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

Employees.

As of December 31, 2006, Breda had thirty-three full time employees and two part time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda’s employees, and only three of Breda’s employees have written employment agreements. Those employment agreements were with the chief executive officer, chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

Item 2.	Description of Property.

Breda and some of its subsidiaries own or lease various real estate. The following paragraphs briefly describe that real estate and how the real estate is currently used.

Breda owns or leases the following real estate:
26

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

BTC, Inc. owns the real estate and building located at 603 N. Adams, Carroll, Iowa. The building has approximately 4,450 square feet. The building is used as a satellite administrative office housing sales and marketing staff, and customer service representatives. This is the main location for walk-in, customer traffic for telephone and Internet services in the Carroll market area. Breda leases a portion of the building for use as a retail store for the sale of cellular and related equipment and merchandise.

BTC, Inc. owns a second building located at 603 N. Adams, Carroll, Iowa. The building houses equipment used by BTC, Inc. in providing telephone services and Internet access services. The building has approximately 280 square feet.

BTC, Inc. had owned the real estate and building located at 526 N. Carroll Street, Carroll, Iowa until its sale on May 1, 2006. The building had approximately 1,804 square feet. BTC, Inc. and Breda previously used the building for their Carroll, Iowa operations, but all equipment housed in the building and all services provided out of the building were moved to 603 N. Adams, Carroll, Iowa, in October, 2003. The final closing for the sale of this building occurred on May 1, 2006, and the company received $116,247 in net proceeds from the sale.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. This equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 2006. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and Internet access.

Tele-Services owns various equipment used to receive, descramble and transmit cable signals, including various electronic receiving equipment and electronic conductors and devices. The equipment is sometimes called “head end” equipment. Breda believes that the normal and ordinary useful life of this type of equipment is approximately 10 years. The current equipment was purchased over the period from 1984 to 2006. The equipment is located in various towns as discussed above. Tele-Services also owns other miscellaneous cables and equipment used in its business.

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

Other than with respect to election of directors and appointment of auditors at Breda’s annual meeting held October 25, 2006, no matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of October 1, 2006 through December 31, 2006.

At the annual meeting, Rick Anthofer (an existing director), Clifford Neumayer and Robert Buelt were elected as directors. Charles Thatcher, Neil Kanne, Dave Grabner and Daniel Nieland continued as directors.

The voting for the nominees for director positions was as follows:

Nominee	For	Against	Abstain	Broker Non-Votes

Rick Anthofer	178	—	—	—
Clifford Neumayer	167	—	—	—
Robert Buelt	167	—	—	—
Mark Hoffman	120	—	—	—

Keisling Associates LLP was reappointed as Breda’s auditors by vote of 178 for and 21 against, with 70 abstentions. There were no broker Non-Votes.
30

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Breda is authorized to issue 5,000,000 shares of common stock. Breda had 31,016 shares of its common stock issued and outstanding as of December 31, 2006. Those shares were held by approximately 573 different shareholders.

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
31

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

The board of directors had historically made this determination in March, April or May of each year, based upon Breda’s then most recent year-end audited financial statements. Breda’s fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The issuance price and the redemption price as so determined by the board of directors then generally applies until the board of directors makes a new determination and announces the new price at the next annual shareholders meeting.

Under this approach, the issuance price and redemption price in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41, $64 and $82.

The board of directors departed from its historical practice, however, on November 2, 1999, by adopting a resolution fixing the issuance price for newly issued shares and the redemption price to be $149 per share. The $149 amount was not based on Breda’s book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the issuance price and redemption price given the sale of Breda’s direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda’s books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

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

• $303 per share at the May 20, 2003 annual meeting of the shareholders,

• $326 per share at the May 18, 2004 annual meeting of the shareholders,

• $357 per share at the May 17, 2005 annual meeting of the shareholders.

In 2006, Breda’s annual shareholder meeting was delayed until October 25, 2006. The 2006 annual meeting was delayed because Breda had not yet received the audited 2005 financial information from some of Breda’s outside investments, in which it had a material interest. Because of this delay, the board of directors decided to announce the new share redemption value prior to the annual meeting. The shareholders of Breda were notified of the increase in the issuance price and the redemption price for Breda’s shares of common stock from $357 to $394 per share by letter dated July 12, 2006.

Breda has again determined that its 2007 annual shareholder meeting may be delayed until June 25, 2007 because Breda has not received audited 2006 financial information from some of Breda’s outside investments in which it had a material interest. Because of this anticipated delay, Breda’s board of directors has decided to again announce the new share redemption value prior to the annual meeting. It is anticipated that the shareholders of Breda will be notified by letter dated April 2, 2007 of the increase in the issuance price and the redemption price for Breda’s shares of common stock from $394 to $457 per share.

In 2006 Breda was the recipient of a significant cash return on its investment in the Rural Telephone Bank when the government liquidated the Rural Telephone Bank (“RTB”). Breda received $1,336,000 for the redemption of its 1,336 shares of Class

C stock in the RTB. Breda’s pre-tax gain was $1,170,211, and Breda estimates its after tax gain to be approximately $698,946.

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

The issuance and redemption price as determined by the board of directors has increased from $27 per share in 1995 (based on the 1994 year-end audited financial statements of Breda) to the current $457 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

•
The referenced increase was due primarily to three “one-time” material events, those being the sale of Breda’s direct broadcast satellite operation, the sale of Prairie Telephone’s stock in Central Iowa Cellular, Inc., and the redemption of Breda, Prairie, and Westside Telephone’s stock in the RTB.

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

As discussed below, an auction was held in October 1999, at which shareholders desiring to sell their shares of Breda’s common stock were given the opportunity to sell those shares to other Breda shareholders. There are no current plans, however, to arrange any other auctions in the future. Breda does maintain a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

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

The following table provides information regarding Breda’s purchases of its common stock from shareholders during the period of October 1, 2006 through December 31, 2006.
36

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Month #1 (October 1, 2006-October 31, 2006	7 Shares of Common Stock	$394 per Share	-0-	-0-

Month #2 (November 1, 2006-November 30, 2006)	0 Shares of Common Stock	$394 per Share	-0-	-0-

Month #3 (December 1, 2006-December 31, 2006)	0 Shares of Common Stock	$394 per Share	-0-	-0-

Total	7	$394	-0-	-0-

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

[2]	All of the shares of common stock were purchased by Breda at the $394 redemption price that was established by the board of directors at the October 25, 2006 annual meeting of Breda’s shareholders.

Given that repurchases of common stock by Breda currently are the primary method for a shareholder to be able to sell the shareholder’s shares, the following paragraphs provide additional information on Breda’s purchases of its common stock from its shareholders from 1996 through 2006.

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

Breda repurchased a total of 7 shares of its common stock during 2006 from 1 shareholder. All of these shares were purchased at $394 per share.

There were transfers among the shareholders of Breda during some of the above periods for which Breda did not exercise its right of first refusal. Some of those transfers are noted below.
38

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

As of December 31, 2006, there were 21 shareholders with multiple voting rights arising from their prior ownership of the former Class A stock, and they have one vote for each share of the former Class A stock that was held by them on February 28, 1995. Those 21 shareholders held a total of 57 shares of Class A stock on that date.

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

During the calendar year 2006, six separate sales of shares occurred between shareholders on the list or among family members. One sale involved eighty shares which were sold for $400 per share. One sale involved one share which was sold for $357 per share. One sale involved ten shares which were sold for $410 per share. Two sales involved forty shares which were sold for $400 per share. The last sale involved two shares which were sold for $394 per share. Breda elected not to exercise its right of first refusal with respect to any of these share transfers.

Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

Breda has declared and paid eight dividends to its shareholders since Breda was incorporated in 1964. These eight dividends were declared in March or April of, respectively, 1999, 2000, 2001, 2002, 2003, 2004, 2005 and 2006. Except for the dividend paid in 2005 and 2006, which were $7.00 per share, each of those dividends was in the amount of $3.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, $94,479, $218,190, and $217,161. Breda also declared a $7.00 per share dividend on March 13, 2007, for an aggregate dividend of $217,112. The dividend declared on March 13, 2007 will be payable on or about April 1, 2007, to shareholders of record on March 13, 2007.

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

No shares of stock were issued by Breda in 2006. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda’s shares of common stock are not convertible into any other securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

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

Other telecommunications services provided include long distance services, dial-up and high-speed Internet services, cable TV services, and satellite Internet services.

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

Breda’s primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

•
Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2007, those fees varied from approximately $11.50 to $35 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

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

The access charge rate payable to telephone companies like Breda, Prairie Telephone, Westside Independent and BTC, Inc. which utilize the “average schedule” basis for receiving inter-state access charge revenues, is currently based on, among other things, the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda’s total access charge revenues had been increasing in past years, and that trend continued in 2006 due to traffic routing changes for some of Breda’s Internet usage, traffic routing changes as a result of the installation of a tandem switch in Breda’s Carroll Iowa market, additional traffic on BTC, Inc.’s network with the installation of conference bridging services, and because BTC, Inc. began to offer local phone service in the Carroll, Iowa market in October 2003. Customers that moved their service from the incumbent local carrier to BTC, Inc. also usually selected Breda’s long distance service, which has increased the overall number of customers utilizing Breda’s network to make long distance calls. The increased customer count has increased the overall minutes of use for long distance calls, which has increased Breda’s access revenue. Breda has, however, seen some decrease in its minutes of use because of competition from wireless carriers offering calling plans with such features as unlimited nights and weekend calls. Those types of features lead customers having both wireless and wireline service to use their wireless calling plans to make long distance calls, which results in less traffic being carried over the wireline networks. Also, the Iowa Utilities Board has ruled that some intrastate wireless traffic is considered local traffic, so the wireless carriers are not entering into interconnection agreements with the wireline carriers for use of their networks. The wireline carriers, such as Breda, accordingly receive less traffic over their networks, and receive less payment for the traffic that the wireless carriers do route over the wireline networks since May 2004 when new wireless agreements were negotiated at substantially reduced rates. Breda negotiated reciprocal transport and termination agreements with some of the wireless carriers.

As indicated above, Breda, Prairie Telephone and Westside Independent utilize the “average schedule” basis for receiving inter-state access charge revenues. This is the approach taken by most smaller telephone companies. Another approach available for receiving access charge revenues is the “cost” approach. Telephone companies make filings with the FCC, which set forth their costs of providing long distance services. Under the average schedule approach, access charge rates are based upon, in general, the average of all of those costs across a sample of telephone companies and certain other factors intended to take into account the size of the particular telephone company in question. Breda has received notification from NECA that it is very likely that the FCC will approve a line haul rate decrease effective July 1, 2007. NECA estimates that on average, most of their average schedule companies will experience a 5%-15% decrease in line haul reimbursements once a proposed 24-month transition period is over. Based on NECA’s estimates, Breda could possibly experience an approximate $322,000 decrease in its average schedule settlements beginning July 1, 2009.

Concerns have also been raised on the state level by the Iowa Legislature and the Iowa Utilities Board regarding intra-state rates, and whether alternative intrastate inter-carrier compensation mechanisms should be investigated. While various industry organizations have compiled data and worked on this issue since 2003, no final plan has been adopted on a statewide level. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda believes that any increase in intra-state access rates is extremely unlikely and that, at best, intra-state access rates will stay the same. It is also possible, however, that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda’s operating income. Breda does not believe, however, that it is possible to predict at this time whether intra-state access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda’s operating income. Breda does, however, anticipate continuing pressure for the lowering of both state and federal access charge rates.

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

Breda and other Iowa ILEC’s received a letter from Qwest dated February 9, 2007 outlining a change in its billing systems effective April 1, 2007. Under their new system, Qwest intends to begin paying terminating charges to ILECS and Iowa Network Services for Qwest’s own intraLATA retail toll, and will dispute any billings for all other traffic. Qwest will make payment based on Qwest’s toll call detail. Iowa Network Services will receive the new Qwest toll records for all of the independent telephone companies utilizing INS. Qwest will also provide the Iowa Telecommunications Association’s “Qwest Traffic” committee with reports for analysis to attempt to identify carriers delivering traffic through Qwest that Qwest is refusing to pay terminating charges on to the ILEC’s.

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

46

•
Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda experienced a 16.2% increase in its long distance customer base from December of 2005 to December of 2006.

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

Breda’s other primary source of consolidated revenue is generated from Tele-Services’ cable business. Tele-Services’ operating revenues are generated primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services’ main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999. This fact has had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services can offer to its subscribers, which could result in further adverse effects on Tele-Services’ business. The telecommunications and cable industries are also continually changing, and technological advances may provide Tele-Services subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa will be able to offer cable television programming over their telephone lines as of December 31, 2006. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base.

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

On February 8, 2006, the Deficit Reduction Omnibus Reconciliation Act of 2005, which includes the digital television transition legislation (DTV), was signed into law. The DTV bill sets a February 17, 2009, deadline for broadcasters to transition from analog to digital spectrum. Tele-Services has not finalized the costs to upgrade all of its transmission equipment from analog to digital but this law would require significant upgrade to its plant, equipment, and cables in order to provide digital transmission of all programming.

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

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past two fiscal years:

	2006	2005

Local exchange carrier (1)	84.4%	81.4%
Broadcast (2)	8.4%	10.8%
Internet service provider (3)	7.2%	7.8%

	100.0%	100.0%

(1)
This segment includes (i) flat monthly fees charged to subscribers by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for basic local telephone services, (ii) universal services funding amounts and access charges payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers, (iii) fees from long distance providers for billing and collection services for long distance calls made by subscribers, (iv) per minute rates and calling plans rates for long distance services, and (v) monthly cellular commissions, advertising fees, and miscellaneous revenues. BTC, Inc. began providing local telephone services in October 2003. Prior to that time, BTC, Inc. only provided long distance services and Internet services. BTC, Inc. began providing conference bridge services in September 2006.

(2)	This segment includes monthly fees charged for basic and premium cable services.

(3)	This segment includes monthly fees charged for Internet services.

Twelve months ended December 31, 2006 Compared to Twelve months ended December 31, 2005

The table below sets forth the components of Breda’s revenues for the twelve months ended December 31, 2006, compared to the same period in 2005.

	Years Ended December 31,		Change

	2006	2005 (Restated)	Amount	Percentage

OPERATING REVENUES
Local Exchange Carrier
Local network services	$906,612	$840,166	$66,446	7.9%
Network access services	4,425,849	3,326,256	1,099,593	33.1%
Long distance services	317,227	247,218	70,009	28.3%
Cellular services	1,523,482	1,463,624	59,858	4.1%
Billing and collection services	15,387	19,820	(4,433)	-22.4%
Miscellaneous	126,511	166,629	(40,118)	-24.1%

	$7,315,068	$6,063,713	$1,251,355	20.6%

Broadcast Services	724,957	803,561	(78,604)	-9.8%

Internet services	627,028	579,063	47,965	8.3%

	$8,667,053	$7,446,337	$1,220,716	16.4%

There was an increase in total operating revenues for the twelve-month period ended December 31, 2006 (when compared to the twelve-month period ended December 31, 2005) of $1,220,716, or 16.4%.

Local Exchange Carrier Services - $1,251,355

Local exchange carrier services revenues accounted for 84.4% of all operating revenue in the twelve-month period ended December 31, 2006. There was a $1,251,355, or 20.6%, increase in local exchange carrier services revenues for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005.

Local network services revenues increased $66,446, or 7.9%, for the twelve months ended December 31, 2006, as compared to the same period in 2005, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, IA. Breda’s long distance services revenue also increased $70,009, or 28.3%, for the twelve months ended December 31, 2006, as compared to the twelve-month period ended December 31, 2005, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $1,099,593, or 33.1%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. This increase mainly resulted from increased originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning generated approximately $450,983 of access revenue during the twelve-month period ended December 31, 2006, compared to $279,705 for the same period in 2005, and allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. Breda’s conference bridge services generated approximately $320,748 of access revenue for the twelve-month period ending December 31, 2006, and for which there was no comparable revenue in the twelve-month period ending December 31, 2005. Breda also negotiated wireless agreements with five wireless carriers in the first quarter of 2005, and is now billing and receiving payments from those carriers. Breda’s access revenue has also increased because of its increased customer base, and particularly the Carroll, IA, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls. Breda also installed a tandem switch in its Carroll location which allows the consolidation of traffic from almost all of its subsidiary exchanges to produce economies of scale and also allows Breda to now bill a tandem switching rate element on some of its traffic. The twelve-month period ended December 31, 2006 includes twelve months of the tandem switching rate element revenue compared to the twelve-month period ended December 31, 2005 which included one month of tandem switching rate element revenue.

Cellular services increased $59,858, or 4.1%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. While the overall number of customers served between the two years was very similar, there was an increase in the amount of cellular equipment sales for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005.

Miscellaneous revenue decreased $40,118, or 24.1%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 2005. The main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. During the twelve-month period ended December 31, 2006, a one-time payment in the amount of $142,936 was made to a partner of jointly-owned ring after a true-up of fiber optic revenue proceeds had been jointly undertaken. There was no corresponding entry during the twelve-month period ended December 31, 2005, and no future payments are due because all telephone companies owning the ring are currently being paid directly from the leasing company. Miscellaneous revenue also increased approximately $60,000 from the implementation of switching and transport agreements between neighboring telephone companies, for whom Breda provided those services in 2006.

Broadcast Services – ($78,604)

Broadcast services decreased $78,604, or 9.8%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. Breda’s subsidiary, Tele-Services, Ltd. continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. In June 2006, Tele-Services combined the head end for its Auburn, Iowa community with three of its other communities. Tele-Services had completed a fiber construction project during the quarter ended December 31, 2005, which allowed it to combine its Sidney and Riverton cable TV head ends. Breda continues to explore other consolidation opportunities in its cable TV communities in order to reduce its operating costs through consolidation of equipment and maintenance costs. A rate increase was implemented in Auburn, Iowa on August 1, 2006 when that community was able to receive additional channels because of the head end consolidation. Rate increases had also been implemented in November 2005 for the one community that received additional channels from the consolidation of the Sidney and Riverton head ends. Breda plans to implement rate increases for both basic service and premium services in most of its service areas in early 2007. During the third quarter of 2005, Breda upgraded its software and operating systems on its local channel equipment and therefore was able to implement a paid advertising program for businesses and individuals on the local channels in the communities that have the local channels. Breda hopes to generate some customer loyalty through this avenue of information on local community events, as well as the weather and local news. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. Effective October 1, 2005, Tele-Services sold its Neola, Iowa cable service system to Walnut Telephone Company. This system had generated broadcast services revenue from approximately 111 subscribers.

Internet Services – $47,965

Internet services revenue increased $47,965, or 8.3%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. The increase is directly attributable to the increase in BTC,

Inc.’s high-speed Internet service customer base. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda’s satellite Internet revenue increased $39,826 for twelve months ended December 31, 2006, when compared to the same period in 2005. As stated above, Breda began offering Wild Blue satellite Internet service in September 2005. Breda has also seen an increase in revenues from its SecureIT service since this service was added to its Internet service offerings in June 2005, and since Breda has begun selling high-speed Internet and the SecureIT service as a bundled product. In the last three months of 2006, Breda began to offer high-speed Internet services to its customers in its rural telephone exchanges of Lidderdale, Macedonia, Farragut, Yale and Pacific Junction, Iowa. Breda was able to provide high-speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing at a great distance from the central office. Breda continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the twelve months ended December 31, 2006, compared to the same period in 2005.

	Years Ended December 31,		Change

	2006	2005 (Restated)	Amount	Percentage

OPERATING EXPENSES
Cost of services	$4,109,781	$3,531,798	$577,983	16.4%
Depreciation and amortization	960,685	931,294	29,391	3.2%
Selling, general and administration	2,181,342	1,955,379	225,963	11.6%

	$7,251,808	$6,418,471	$833,337	13.0%

Cost of Services - $577,983

Cost of services increased $577,983, or 16.4%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. As a result of customer growth in competitive local exchange carrier access lines, long distance services, and cellular services, the provisioning costs for those services (which include labor and benefits) increased $405,330 during the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. Cellular provisioning accounted for $47,712 of the $405,330 increase. As noted previously, overall customer growth declined for Breda’s cable TV services. As a result, Breda experienced a $6,478 programming fees decrease for its cable TV offerings during 2005. Breda had additional provisioning costs for its satellite Internet service and its dialup customers in Iowa Telecom exchanges, as well as long distance provisioning costs to provide its own Internet service in its southern Iowa exchanges which caused a $179,131 increase in Internet provisioning costs during the twelve-month period ended December 31, 2006 when compared to the twelve-month period ended December 31, 2005. Breda is allocating a portion of shared provisioning costs between its CLEC operation and its Internet services operation.

Depreciation and Amortization – $29,391

Depreciation and amortization expense increased $29,391, or 3.2%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. In 2006, Breda began depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in its cable TV operations. These assets became operational in the fourth quarter of 2005, and have generated additional depreciation expense for the twelve months ended December 31, 2006, for which there was no corresponding depreciation expense in the first three quarters of 2005.

Selling, General and Administration – $225,963

Selling, general and administration expenses increased $225,963, or 11.6%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. While property tax expense and use tax expense decreased $15,293 during the twelve-month period ended December 31, 2006, when compared to the same period in 2005, this decrease was offset by increased wage and benefits costs for all departments in 2006. Corporate operations increased $309,720 for the twelve-month period ended December 31, 2006 when compared to the twelve-month period ended December 31, 2005, and was mainly due to the increase in wages and benefits from the addition of administrative staff in 2006. Breda hired a Chief Executive Officer and a Chief Operating Officer, both with an effective start date of July 1, 2006. Breda also experienced increased consulting fees associated with Breda’s SEC compliance work, the recruitment of new management staff, the strategic planning of its CLEC operations, and the preparation of and SEC compliance work for proxy solicitations, proxies and other information for consideration by Breda’s shareholders at a special meeting scheduled for March 28, 2007 in connection with the requested approval and adoption of restated articles of incorporation for Breda Telephone Corp.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the twelve-month period ended December 31, 2006, compared to the same period in 2005.

	Years Ended December 31,		Change

	2006	2005 (Restated)	Amount	Percentage

OTHER INCOME (EXPENSE)
Interest and dividend income	$391,562	$462,382	$(70,820)	-15.3%
Gain or (loss) on sale of investments	1,165,392	(2,754)	1,168,146	42,416.3%
Gain or (loss) on disposal of assets	(21,714)	33,385	(55,099)	-165.0%
Interest expense	(108,774)	(105,409)	(3,365)	-3.2%
Income from equity investments	1,872,028	1,341,698	530,330	39.5%
Other, net	5,770	(9,880)	15,650	158.4%

	$3,304,264	$1,719,422	$1,584,842	92.2%

Interest and Dividend Income. Interest and dividend income decreased $70,820, or 15.3%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. Two of Breda’s subsidiaries, Prairie and Westside, received catch-up dividends for past years totaling $31,018 from their investment in Iowa Network Services during the twelve-month period ending December 31, 2005, and for which there was no corresponding income during the twelve-month period ended December 31, 2006. The company also received increased dividends during the twelve-month period ended December 31, 2005, for some of its other investments, for which there was no corresponding dividend paid during 2006.

Gain or (loss) on sale of investments. The increase in gain or (loss) on sale of investments is directly related to the gain from the Rural Telephone Bank stock sale in April 2006, for which there is no corresponding entry in the same twelve-month period in 2005. Breda received $1,336,000 from the Rural Telephone Bank upon the redemption of its 1,336 shares of Class C Stock. Breda’s before tax gain on the redemption of the RTB shares was $1,170,211.

Gain or (loss) on disposal of assets. The decrease in gain or (loss) on disposal of assets is attributable to the loss of $21,714 on the sale of a building at 526 N. Carroll Street, Carroll, Iowa, in May 2006, when compared to the $33,304 gain on the sale of the Neola cable system during the twelve-month period ended December 31, 2005.

Interest Expense.   The $3,365, or 3.2%, decrease in interest expense for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005, is the result of the declining Rural Telephone Finance Cooperative outstanding loan balance on which interest is figured because scheduled principal payments have been made. There has been no change in interest rate and no additional loan proceeds have been borrowed.

Income from Equity Investments. Income from equity investments increased $530,330, or 39.5%, for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the twelve-month period ended December 31, 2006 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. Breda is also now generating income from equity investments, such as Bug Tussel, L.L.C., which was a new investment during the twelve-month period ended December 31, 2005, and for which there was no corresponding revenue during the twelve-month period ended December 31, 2005.

Other, net. There was a $15,650 increase to Other Income (Loss) for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005. This increase is the result of a decrease in partnership-related costs, as well as an increase in revenue from the rental of tower space cellular providers.

Income Tax Expense. Income taxes increased $1,031,281, or 118.6%, for the twelve-month period ended December 31, 2006, when compared to the same period in 2005. The increase is a direct reflection of the increased income generated from operations and other income sources such as the gain on the redemption of the Rural Telephone Bank stock. The effective tax rate in 2006 is 40.3%, compared to a 31.6% tax rate in 2005. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from income tax.

Net Income. Net income increased $940,940, or 50.1%, for the twelve-month period ended December 31, 2006, when compared to the same period in 2005.

Liquidity and Capital Resources at Twelve Months Ended December 31, 2006.

Breda’s short-term and long-term liquidity requirements arise primarily from: working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the twelve months ended December 31, 2006 and 2005, cash provided by operating activities was $1,736,140 and $2,415,829, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments would be evaluated on their own merits for cash and revenue production, and whether the return on investment was sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of December 31, 2006, and December 31, 2005.

	As of December 31,

	2006	2005 (Restated)

Short-Term Liquidity
Current Assets	$2,930,602	$2,766,901
Current Liabilities	540,778	1,115,177

Net Working Capital	$2,389,824	$1,651,724

Cash and Cash Equivalents	$777,708	$739,741
Short Term Marketable Securities	$643,119	$635,409
Available on Line of Credit	$2,000,000	$2,000,000

The increase in current assets from December 31, 2005 to December 31, 2006 is mainly due to a $76,283 increase in the current portion of Breda’s note receivable, due to the pending sale of the investment in Desktop Media, L.L.C. as mentioned in Item 1. Other contributing factors are a $37,967 increase in the Company’s cash and temporary investments, a $28,706 increase in inventories, and a $43,282 increase in its accounts receivable. The increase in accounts receivable is mainly due to increased amounts due to the Company from its interexchange carriers for the use of the Company’s networks to terminate their traffic.

The decrease in current liabilities from December 31, 2005 to December 31, 2006 is due mainly to a $249,880 decrease in Accounts Payable, a $255,570 decrease in Accrued Taxes, and a $80,165 decrease in Other Liabilities. The Account Payable decrease was primarily due to receiving and paying in 2006 invoices for the payment of 2005 plant under construction costs for the switch installation in the Carroll CLEC exchange. The invoice amounts were reported as expenses on the twelve-month period ending December 31, 2005, but were paid in 2006. The Accounts Payable decrease also included amounts owing to a neighboring telephone company for fiber rent at December 31, 2005 and for which there was no corresponding liability at December 31, 2006. Accrued Taxes also decreased current liabilities as of December 31, 2006, and was primarily the result of the decrease in federal and state income taxes payable because of the increased estimated tax payments made in 2006, related to the gain on the Rural Telephone Bank stock sale.

The following table summarizes Breda’s sources and uses of cash for the twelve months ended December 31, 2006 and 2005.

	For the Years Ended December 31,

	2006	2005 (Restated)

Net Cash Provided (Used)
Operating Activities	$1,736,140	$2,415,829
Investing Activities	(1,313,740)	(2,288,210)
Financing Activities	(384,433)	(424,682)
56

For the twelve months ended December 31, 2006 and 2005, cash provided by operating activities was $1,736,140 and $2,415,829, respectively.

Cash used in investing activities decreased $974,470 for the twelve-month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005, and is mainly attributable to a decrease in capital expenditures for the twelve- month period ended December 31, 2006, when compared to the twelve-month period ended December 31, 2005.

During the third quarter of 2005, Prairie Telephone purchased an additional 2,462.264 units of Bug Tussel Wireless, L.L.C. for $113,264.15. With Prairie Telephone’s initial purchase of 5,000 units for $200,000 in March 2005, Prairie Telephone now has a 9.94% interest in Bug Tussel Wireless, L.L.C. During the twelve-month period ended December 31, 2005, the Company also contributed additional capital of $50,000 to its Guthrie Group, L.L.C. investment and $30,000 to its Carroll County Wireless L.L.C. investment for tower buildout construction.

Cash used in financing activities was $384,433 for the twelve-month period ended December 31, 2006, and $424,682 for the twelve-month period ended December 31, 2005. During the twelve-month period ended December 31, 2006, cash was used to repay $164,514 of long term debt, to pay dividends to the shareholders of $7 per share totaling $217,161, and to redeem common stock for $2,758. Breda used cash during the twelve-month period ended December 31, 2005 to repay $154,013 of Rural Telephone Finance Cooperative long term debt, to pay dividends to shareholders of $7 per share totaling $218,190, and to redeem common stock for $52,479.

Long Term Debt

As of December 31, 2006, Breda had outstanding $1,314,934 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the twelve months ended December 31, 2006, capital expenditures were $390,462.

Breda’s contractual obligations for principal payments on its long-term debt as of December 31, 2006 are:

2007	$175,729
2008	187,710
2009	200,507
2010	214,177
2011 and After	536,810

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
58

Item 7.	Financial Statements.

The financial statements included in Item 7. of the 10-KSB are unaudited. As of the date of the filing, certain portions of the audit of Breda Telephone Corp. (Breda) were not complete.

Breda has investments in certain limited partnerships that it accounts for using the equity method. Because of the materiality of these investments at December 31, 2005, Kiesling Associates LLP is required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income are presented fairly, in all material respects, in the consolidated financial statements of Breda Telephone Corp. as of and for the years ended December 31, 2006 and December 31, 2005.

Breda will file an amended 10-KSB upon completion of the additional auditing procedures including receiving written assurances from other auditors.

/s/Kiesling Associates LLP Kiesling Associates LLP
59

Breda Telephone Corp. And Subsidiaries Breda, IA Consolidated Financial Statements For the Years Ended December 31, 2006 and 2005
60

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA Contents
61

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED BALANCE SHEETS (UNAUDITED) December 31, 2006 and December 31, 2005

	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited and Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$777,708	$739,741
Marketable securities	643,119	635,409
Accounts receivable, net of allowances of $46,750 and $13,700
in 2006 and 2005, respectively	995,861	952,579
Interest receivable	82,241	107,229
Current portion of note receivable	220,283	144,000
Inventory, at average cost	151,659	122,953
Other	47,440	42,196
Deferred income taxes	12,291	22,794

	2,930,602	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	6,775,348	5,463,298
Investments in unconsolidated affiliates at equity	7,562,375	5,883,404
Other investments at cost	622,554	790,066
Goodwill	896,812	896,812
Note receivable	—	75,469

	15,857,089	13,109,049

PROPERTY, PLANT AND EQUIPMENT	4,509,149	5,215,291

TOTAL ASSETS	$23,296,840	$21,091,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$175,729	$164,513
Accounts payable	178,331	428,211
Accrued taxes	123,301	378,871
Other	63,417	143,582

	540,778	1,115,177

LONG-TERM DEBT, less current portion	1,139,205	1,314,935

DEFERRED INCOME TAXES	1,359,628	1,002,858

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 and 31,023 shares issued and outstanding at $394 and $357
stated values, respectively	12,220,304	11,075,211
Retained earnings	8,036,925	6,583,060

	20,257,229	17,658,271

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,296,840	$21,091,241

The accompanying notes are an integral part of these consolidated financial statements.
62

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the Years Ended December 31, 2006 and 2005

	For the Years Ended
	2006 (Unaudited)	2005 (Unaudited and Restated)

OPERATING REVENUES	$8,667,053	$7,446,337

OPERATING EXPENSES
Cost of services	4,109,781	3,531,798
Depreciation and amortization	960,685	931,294
Selling, general, and administrative	2,181,342	1,955,379

	7,251,808	6,418,471

OPERATING INCOME	1,415,245	1,027,866

OTHER INCOME (EXPENSES)
Interest and dividend income	391,562	462,382
Gain or (loss) on sale of investments	1,165,392	(2,754)
Gain or (loss) on disposal of assets	(21,714)	33,385
Interest expense	(108,774)	(105,409)
Income from equity investments	1,872,028	1,341,698
Other, net	5,770	(9,880)

	3,304,264	1,719,422

INCOME BEFORE INCOME TAXES	4,719,509	2,747,288

INCOME TAXES	1,900,632	869,351

NET INCOME	$2,818,877	$1,877,937

NET INCOME PER COMMON SHARE	$90.87	$60.40

The accompanying notes are an integral part of these consolidated financial statements.
63

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2004 (Audited and Restated)	31,170	$10,161,420	$5,889,583	$16,051,003

Comprehensive income:
Net Income			1,877,937	1,877,937

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Unaudited and Restated)	31,023	11,075,211	6,583,060	17,658,271

Comprehensive income:
Net Income			2,818,877	2,818,877

Dividends paid			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006 (Unaudited)	31,016	$12,220,304	$8,036,925	$20,257,229

The accompanying notes are an integral part of these consolidated financial statements.
64

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Years Ended December 31, 2006 and 2005

	2006	2005
	(Unaudited)	(Unaudited and Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,818,877	$1,877,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	960,685	931,294
Deferred income taxes	367,274	50,699
Amortization of investment tax credits	—	(4,701)
Amortization of investment premium/discount - net	97,488	64,521
Equity income in unconsolidated affiliates, net of distributions received of $1,153,057 and $847,902 in 2006 and 2005, respectively	(718,971)	(493,795)
Realized (gain) or loss on sale of property	21,714	(33,444)
Note receivable discount	(814)	(5,609)
Gain on sale of investments	(1,165,392)	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	(52,245)	(342,586)
Increase (Decrease) in liabilities:	(587,657)	371,513

Net cash provided by operating activities	1,740,959	2,415,829

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390,462)	(1,488,128)
Proceeds from the sale of assets	116,247	53,863
Purchase of marketable securities	(3,177,070)	(1,100,603)
Purchase of equity investments	(960,000)	(403,264)
Purchase of other investments - at cost	(5,978)	(3,340)
Proceeds from the sale of property	—	53,863
Proceeds from the sale of marketable securities	1,755,003	587,190
Proceeds from the sale of other investments - at cost	1,343,701	7,209
Repayment of notes receivable	—	5,000

Net cash used in investing activities	(1,318,559)	(2,288,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(164,514)	(154,013)
Common stock redeemed, net	(2,758)	(52,479)
Dividends paid	(217,161)	(218,190)

Net cash used in financing activites	$(384,433)	$(424,682)

Net Increase in Cash and Cash Equivalents	$37,967	$(297,063)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$777,708	$739,741

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$108,774	$116,809
Income taxes	$1,798,064	$679,800

The accompanying notes are an integral part of these consolidated financial statements.
65

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Prairie Telephone Co., Inc., Tele-Services, Ltd., and Westside Independent Telephone Company. The financial statements of Prairie Telephone Co., Inc. include the accounts of Prairie and its 100% owned subsidiary, BTC, Inc. All material intercompany transactions have been eliminated in consolidation.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
67

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company would provide for impairment losses on long-lived assets when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets’ carrying amount. Based on current conditions, management does not believe any of its long-lived assets are impaired.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses the reserve method to recognize uncollectible customer accounts.

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

NOTE 2. MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2006

Held-to-Maturity:
Municipal bonds	$4,687,740	$29,188	$(54,495)	$4,662,433
Government securities	2,730,727	9,981	(45,299)	2,695,409

	$7,418,467	$39,169	$(99,794)	$7,357,842

December 31, 2005

Held-to-Maturity:
Municipal bonds	$4,735,425	$31,136	$(64,618)	$4,701,943
Government securities	1,363,282	1,177	(32,305)	1,332,154

	$6,098,707	$32,313	$(96,923)	$6,034,097

	2006	2005

Amounts classified as:
Current	$643,119	$635,409
Noncurrent	6,775,348	5,463,298

Total	$7,418,467	$6,098,707

The amortized cost and fair value of marketable debt securities at December 31, 2006, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$643,119	$633,028
Due after one year through three years	893,372	886,323
Due after three years through five years	1,450,537	1,435,142
Due after five years	4,431,439	4,403,350

	$7,418,467	$7,357,843

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 3. NOTE RECEIVABLE

Note receivable consists of the following:

	2006	2005

Desktop Media, L.L.C. - 8.75%	439,974	439,160
Allowance	(219,691)	(219,691)

	220,283	219,469
Less current portion	220,283	144,000

	$—	$75,469

The note with Desktop Media, L.L.C., (Desktop) had an original balance of $500,000 and an original maturity in 2006. Interest on the note balance accrues at the rate of prime plus 1 percent (prime + 1%) per annum. The interest rate is adjusted on the anniversary of the note. The note is shown net of an unamortized discount of $814 at December 31, 2005. Principal payments of $12,000 plus interest were due the first of each month beginning May of 2003 and were due each month thereafter until paid in full. On September 17, 2003 the Company signed a principal deferral agreement with Desktop to defer principal payments due in the months of September through December 2003.

The Company has recorded allowances of $219,691 and $219,691 at December 31, 2006 and 2005, respectively due to the fact that it has not received the scheduled monthly principal payments required by the note agreement. In 2005, the Company recorded an additional allowance of $46,717 on the note receivable. The Company’s ownership in Desktop Media, L.L.C. increased to 17% in 2004 when certain conditions of a loan deferral agreement were not met, and as a result, the Company subsequently began to report its Desktop investment on the equity basis. The additional allowance represents losses in excess of the Company’s cost in the Desktop investment.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 4. OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2006	2005 (Restated)

Alpine Communications, L.C.	$2,064,675	$1,849,883
West Iowa Cellular, Inc.	1,321,626	1,084,694
RSA #1, Ltd.	1,204,368	1,084,056
RSA #7, Ltd.	451,619	356,856
RSA #9, Ltd.	769,064	920,170
Desktop Media, L.L.C.	—	—
Quad County Communications	56,068	60,341
Carroll County Wireless, L.L.C.	63,038	62,329
Guthrie Group, L.L.C.	54,619	57,612
Bug Tussel, L.L.C.	617,298	407,463
Spiralight, L.L.C.	960,000	—

	$7,562,375	$5,883,404

The Company has a 17.42% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2006 and 2005. Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, along with providing Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2006 and 2005 and the twelve months then ended.

	Alpine Communications, L.C.
	2006	2005 (Restated)

Assets	$19,104,618	$19,071,667
Liabilities	8,205,197	9,404,785

Equity	$10,899,421	$9,666,882

Revenues	$7,614,739	$7,371,191
Expenses	5,327,827	5,148,710

Net Income	$2,286,912	$2,222,481

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at December 31, 2006 and 2005 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%
71

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 4. OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2006 and 2005 and the twelve months then ended.

2006

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$5,627,101	$11,825,263	$9,614,812	$6,239,458
Liabilities	340,599	966,659	3,302,667	1,625,995

Equity	$5,286,502	$10,858,604	$6,312,145	$4,613,463

Revenues	$2,328,612	$8,193,772	$16,900,499	$10,828,447
Expenses	980,885	6,021,512	13,176,017	8,318,020

Net Income	$1,347,727	$2,172,260	$3,724,482	$2,510,427

2005 (Restated)

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$4,578,572	$10,554,590	$8,398,053	$6,861,727
Liabilities	239,797	927,484	3,410,390	1,341,813

Equity	$4,338,775	$9,627,106	$4,987,663	$5,519,914

Revenues	$1,603,705	$7,360,677	$14,342,030	$11,242,490
Expenses	664,214	6,117,008	11,651,894	9,315,996

Net Income	$939,491	$1,243,669	$2,690,136	$1,926,494

The Company has a 17% ownership in Desktop at December 31, 2006 and 2005. Desktop operates in southeastern Minnesota and is a provider of Internet and telephone services.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 4. OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2006 and 2005 and the twelve months then ended.

	Desktop Media, L.L.C.
	2006	2005 (Restated)

Assets	$516,434	$541,973
Liabilities	1,926,356	1,821,559

Equity	$(1,409,922)	$(1,279,586)

Revenues	$2,230,723	$2,273,744
Expenses	2,443,209	2,493,224

Net Income	$(212,486)	$(219,480)

In January 2006, an interested party proposed a Letter of Intent to purchase Desktop Media, L.L.C. of which the Company is a 17% owner. In February 2007, a proposed Purchase Agreement was prepared by the same interested party and presented to Desktop Media, L.L.C.’s owners. If negotiations are successful, the Company expects its portion of the proceeds from the sale to be approximately $26,000. Upon sale of Desktop Media, L.L.C., the Company would also expect to receive $439,974 for its note receivable from Desktop Media, L.L.C.

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2006 and 2005. This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2006 and 2005 and the twelve months then ended.

	Quad County Communications
	2006	2005 (Restated)

Assets	$174,882	$188,842
Liabilities	6,677	7,818

Equity	$168,205	$181,024

Revenues	$24,088	$12,250
Expenses	51,831	52,047

Net Income	$(27,743)	$(39,797)

The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2006 and 2005. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2006.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 4. OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2006 and 2005 and the twelve months then ended.

2006

	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$189,113	$163,856
Liabilities	—	—

Equity	$189,113	$163,856

Revenues	$29,685	$3,089
Expenses	27,559	12,069

Net Income	$2,126	$(8,980)

2005 (Restated)

	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$186,987	$181,618
Liabilities	—	8,782

Equity	$186,987	$172,836

Revenues	$11	$—
Expenses	8,604	4,319

Net Income	$(8,593)	$(4,319)

The Company has a 9.94% ownership interest in Bug Tussel Wireless LLC (Bug Tussel) at December 31, 2006 and 2005. Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2006 and 2005 and the twelve months then ended.

	Bug Tussel, L.L.C.
	2006	2005 (Restated)

Assets	$9,671,295	$4,892,164
Liabilities	4,740,197	2,035,188

Equity	$4,931,098	$2,856,976

Revenues	$8,351,715	$2,814,063
Expenses	5,966,644	1,946,990

Net Income	$2,385,071	$867,073

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

NOTE 4. OTHER INVESTMENTS (Continued)

The Company purchased a 30% interest in a new entity, Spiralight Network, L.L.C. on December 28, 2006. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota. The investment will be accounted for on the equity method of accounting. No income or loss was recognized in 2006 due to the short period of ownership.

Partnership investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment. Investments in limited liability companies are on the equity method if ownership is more than 3-5%.

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2006	2005

NECA Services, Inc. - stock	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	178,616	182,193
Rural Telephone Bank - stock	—	165,789
Iowa Network Services - stock	78,705	78,705
NRTC Patronage Capital - certificates	54,233	52,379
Other	11,000	11,000

	$622,554	$790,066

Other investments include $165,789 at December 31, 2005, related to Rural Telephone Bank (RTB) Class B and C stock. The RTB Class B stock was purchased from the RTB as a condition of obtaining long-term financing. Holders of RTB Class B stock are entitled to patronage dividends in the form of additional Class B stock. Any Class C stock was obtained through purchase or at the Company’s option, through the conversion of previously acquired Class B Stock as the related loans were repaid. In 2005, the RTB board announced plans to redeem the outstanding stock of the bank and liquidate the bank. Under the plan, the RTB’s outstanding loans will be transferred to the RUS. The RTB stock held by the Company was redeemed at par value after the execution of a redemption agreement with the RTB in the second quarter of 2006. Proceeds from the redemption totaled $1,336,000.

NOTE 5. GOODWILL Goodwill consists of the following:

	2006	2005

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	—	—
Goodwill impairment	—	—

Balance, end of year	$896,812	$896,812

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets. As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2006 and 2005.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2006	2005

Telephone plant in service:
Land	$41,508	$41,508
Buildings	1,412,256	1,588,518
Other general support assets	1,713,384	1,708,212
Central office assets	4,028,301	3,965,624
Cable and wire facilities	4,870,035	4,670,268
Other plant and equipment	991,668	902,127

	13,057,152	12,876,257

Cable television plant in service:
Land	$8,846	$11,661
Buildings	132,673	132,673
Other plant and equipment	222,146	159,304
Towers, antennas and head end equipment	1,603,930	1,592,410
Cable and wire facilities	1,573,544	1,573,544
Franchises	30,092	30,092

	3,571,231	3,499,684

Total property, plant and equipment	16,628,383	16,375,941
Less accumulated depreciation	12,119,234	11,202,573

	4,509,149	5,173,368
Plant under construction	—	41,923

	$4,509,149	$5,215,291

Telephone cable and wire facilities of approximately $688,000 and cable television head end equipment of approximately $506,000 were fully depreciated in 2006. Depreciation on depreciable property resulted in composite rates of 5.8% and 5.9% for 2006 and 2005, respectively.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 7.                INCOME TAXES

                Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2006	2005 (Restated)

Federal income taxes:
Current tax expense	$1,208,959	$596,898
Deferred tax expense	275,838	35,264
Amortization of investment tax credits	—	(4,701)
State income taxes:
Current tax expense	324,400	226,455
Deferred tax expense	91,435	15,435

Total income tax expense	$1,900,632	$869,351

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

	2006	2005 (Restated)

Deferred tax liabilities
Federal	$1,156,574	$894,953
State	356,426	276,287

Total deferred tax liabilities	1,513,000	1,171,240

Deferred tax assets
Federal	(125,259)	(143,679)
State	(40,404)	(47,497)

Total deferred tax assets	(165,663)	(191,176)

Net deferred tax liabilities	$1,347,337	$980,064

Current portion	$(12,291)	$(22,794)
Long-term portion	1,359,628	1,002,858

Net deferred tax liability	$1,347,337	$980,064

The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes, tax-exempt interest, dividends received deduction and the amortization of investment tax credits.

Cash paid for income taxes and estimated income taxes for 2006 and 2005 totaled $1,798,064 and $679,800, respectively.
77

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

NOTE 7. INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2006	2005 (Restated)

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	10.1%	10.1%
Amortization of investment tax credits	—%	(0.1)%
Dividends received deduction	(0.6)%	(1.5)%
Tax exempt interest	(3.7)%	(5.0)%
Other	0.5%	(5.9)%

Effective income tax rate	40.3%	31.6%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and Tele-Services, Ltd. for income tax purpose. For financial reporting purposes, income taxes are presented as if each member of the consolidated group was a separate taxpayer.

NOTE 8. LONG-TERM DEBT Long-term debt consists of:

	2006	2005

Rural Telephone Finance Cooperative
7.35% (Fixed Rate)	$1,314,934	$1,479,448
Less current portion	175,729	164,513

	$1,139,205	$1,314,935

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2007	$175,729
2008	187,710
2009	200,507
2010	214,177
2011	228,779

Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with the Rural Telephone Finance Cooperative (RTFC). These mortgage notes are to be repaid in equal quarterly installments covering principal and interest beginning two to three years after date of issue and expiring by the year 2013.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 8. LONG-TERM (Continued)

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

The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until November 15, 2010. The interest rate at December 31, 2006 is 8.2%. No funds were advanced under the line at December 31, 2006. In addition, the Company has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2010. The interest rate at December 31, 2006 is 8.2%. No funds were advanced under the line at December 31, 2006.

Cash paid for interest for 2006 and 2005, net of amounts capitalized, totaled $108,774 and $116,809, respectively.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005 NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	7,315,068	724,957	627,028	$8,667,053
Interest income	372,967	16,385	2,210	391,562
Interest expense	108,774	—	—	108,774
Depreciation and amortization	668,691	144,894	147,100	960,685
Income tax expense (benefit)	2,035,978	(132,002)	(3,344)	1,900,632
Segment profit (loss)	3,510,729	(184,972)	(506,880)	2,818,877
Segment assets	21,416,179	748,796	1,131,865	23,296,840
Expenditures for segment assets	246,657	71,548	72,257	390,462

2005

Revenues and sales	$6,063,713	$803,561	$579,063	$7,446,337
Interest income	446,657	14,924	801	462,382
Interest expense	105,409	—	—	105,409
Depreciation and amortization	644,533	187,918	98,843	931,294
Income tax expense (benefit)	1,000,148	(118,130)	(12,667)	869,351
Segment profit (loss)	2,382,331	(193,859)	(310,535)	1,877,937
Segment assets	19,091,355	826,904	1,172,982	21,091,241
Expenditures for segment assets	738,485	206,885	542,758	1,488,128

NOTE 10. NET INCOME PER COMMON SHARE

Net income per common share for 2006 and 2005 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2006 and 2005 were 31,021 and 31,092, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

NOTE 12. STOCK RESTRICTIONS

The Company has one class of common stock. Each shareholder is entitled to one vote regardless of the number of shares owned. Restrictions on the stock include the following:

•
Individuals purchasing new shares of stock must be living within the service areas of the Company and subscribe to its telephone services. In addition, new stockholders are limited to purchasing no more than thirty shares of stock directly from the Company.

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

•
A one-time stock transfer to a family member (spouse, child, grandchild, parent, grandparent, or sibling) is allowed for shareholders of record for the shares they held in 1995 even if such transferee resides outside of the telephone exchange service area and is not a subscriber of the Company’s telephone services.

•	Stock transfers require consent of the board of directors.

The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13. EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering most employees. The multi employer retirement program is with the National Telephone Cooperative Association (NTCA) and has been approved by the Internal Revenue Service. Pension costs expensed and capitalized for 2006 and 2005 were $144,376 and $149,427, respectively. The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

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

The Company has determined it does not have a material legal obligation to remove long-term assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2006 and 2005.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2006 and 2005 were approximately $1,111,000 and $1,144,000, respectively. At December 31, 2006 and 2005, $147,351 and $125,260 were due from RSA #9 for commissions.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, Internet customers and telecommunications intrastate and interstate long distance carriers.

The Company received 51% of its 2006 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

NOTE 17. CHANGE IN ACCOUNTING METHOD

The Company has restated its income from equity investments for the year ended December 31, 2005. The Company determined to restate its income from equity investments from the accepted method of a twelve-month period ending September 30th to a better method of a twelve-month period ending December 31st, when calendar year financial statements became available for each of the years ending 2005 and 2006 for these investments. The Company determined to make the change in accounting method to have uniformity in its reporting period for all of the financial information presented in its financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006 and 2005

The change in accounting method in 2005 resulted in a $103,976 increase in income from equity investments. Net of the income tax expense increase of $40,775, the 2005 net income increased $63,201. Net income per common share increased to $60.40 per share from $58.37 per share.

The result of the change in accounting method is a change in retained earnings at December 31, 2004 of $153,315.

NOTE 18. NONCASH INVESTING ACTIVITIES

Noncash investing activities included $2,042 during the year ended December 31, 2006 relating to plant and equipment additions placed in service during 2006, which are reflected in accounts payable at year end.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Breda has not had any change in its accountants during Breda’s two most recent fiscal years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item

Item 8A.	Controls and Procedures.

The principal financial officer of Breda has evaluated the effectiveness of Breda’s disclosure controls and procedures as of the end of the period covered by this annual report, and has concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

No change in Breda’s internal control over financial reporting occurred during Breda’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

Item 8B.	Other Information.

Breda filed Form 8-K on November 15, 2006 as notification of its November 15, 2006 filing of both an amended 10-QSB for the period ended March 31, 2006, and an amended 10-QSB for the period ended June 30, 2006. On November 14, 2006, in connection with the preparation of Breda’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006, Breda determined the need to restate its financial results for the three-month period ended March 31, 2006 and its financial results for the three-month period ended June 30, 2006, and to accordingly amend Breda’s quarterly reports for those periods and the related financial statements.

Breda’s Form 10-QSB for the period ended March 31, 2006 was amended to restate Breda’s income from equity investments derived from an investment in a cellular partnership, Iowa 8 Monona Limited Partnership (RSA #8). Two of Breda’s subsidiaries each own an approximately 5.84% interest in RSA #8. Twelve-months income figures for RSA #8, instead of three-month income figures, were used to compute Breda’s pro-rata share of the income generated by RSA #8 for the three-month period ended March 31, 2006, resulting in a $378,228 overstatement of income from equity investments in Breda’s Form 10-QSB for the period ended March 31, 2006. After adjustment for that overstatement, net of income taxes, Breda’s amended net income as of March 31, 2006 decreased $223,154, or $7.19 per share.

Breda’s year to date income from equity investments for the six-months ended June 30, 2006 consequently decreased by the same $378,228. After adjustment for that overstatement, net of income taxes, Breda’s amended year to date net income as of June 30, 2006 decreased $223,154 from $1,889,447 to $1,666,293, and net income per common share decreased $7.19 from $60.90 per share to $53.71 per share.

PART II

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Acts.

Directors and Officers.

The directors and executive officers of Breda are as follows:

Name	Age	Position(s)

Charles Thatcher	55	President and Director

Dave Grabner	58	Vice President and Director

Rick Anthofer	50	Treasurer and Director

Clifford Neumayer	57	Director

Robert Buelt	48	Director

Neil Kanne	60	Secretary and Director

Daniel Nieland	50	Director

Charles (Chuck) Thatcher has been a director of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2007. He has also served as a director of each of Breda’s subsidiaries since May, 2001. Mr. Thatcher was elected as the President of Breda and of each of Breda’s subsidiaries on June 14, 2005. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for approximately the last 22 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

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

Rick Anthofer has been a director of Breda since August, 2003. His current term as a director will end at the annual meeting of the shareholders which is held in 2009. He has also served as a director of each of Breda’s subsidiaries since August, 2003. Mr. Anthofer was elected as the Treasurer of Breda and each of Breda’s subsidiaries on June 14, 2005. Mr. Anthofer has been the vice president of Breda Savings Bank, Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately thirteen years prior to that time. Mr. Anthofer has also been a member of the Breda, Iowa City Council since 1988.

Neil Kanne has been a director of Breda since May, 2004, and his term as a director will end at the annual shareholders meeting which will be held in 2007. Mr. Kanne also became a director of each of Breda’s subsidiaries in May, 2004. Mr. Kanne was elected as Secretary of Breda and each of Breda’s subsidiaries on October 30, 2006. Mr. Kanne has been self-employed as a farmer for approximately the last 35 years.

Daniel Nieland has been a director of Breda since May 17, 2005 and his term as a director will end at the annual shareholders meeting which is held in 2008. Mr. Nieland also became a director of each of Breda’s subsidiaries in May, 2005. Mr. Nieland has been self-employed as a farmer since 1978. He has served as a board member of Mt. Carmel Mutual Insurance Association in Breda, Iowa since approximately 1988.

Clifford Neumayer was elected as a director of Breda at the October 25, 2006 annual meeting of Breda’s shareholders, and his term as a director will end at the annual shareholders meeting which is held in 2009. Mr. Neumayer also bcame a director of each of Breda’s subsidiaries in October 2006. Mr. Neumayer had previously served three, 3-year terms as a director of Breda from 1999 to May 2005, and had served as its President from June 2003 to June 2005. Mr. Neumayer has been a self-employed farmers since 1970.

Robert Buelt was elected as a director of Breda at the October 25, 2006 annual meeting of Breda’s shareholders, and his term as a director will end at the annual shareholders meeting which is held in 2009. Mr. Buelt has been employed as the Assistant Manager of Carroll Car Credit Company since November 1, 2001, and has been the owner/operator of Buelt Hatchery and Storage since January 1, 1985.

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

During 2006 the following three employees made significant contributions to Breda’s business:

Name	Age	Position

Steve Frickenstein	54	Chief Executive Officer

Charles Deisbeck	40	Chief Operations Officer

Jane A. Morlok	53	Chief Financial Officer

During part of 2006, Ms. Morlok was employed pursuant to an employment agreement with Breda which expired December 31, 2005. A new employment agreement for Jane Morlok was entered into on November 13, 2006 which was retroactive to July 1, 2006. That employment agreement is discussed in Item 10 of this annual report. In addition to the above three (3) individuals, Robert J. Boeckman served as chief operations officer until his resignation on March 14, 2006. Ms. Morlok was designated as Interim Chief Executive Officer by Breda’s Board of Directors on April 11, 2006. Ms. Morlok continues to serve as Chief Financial Officer.

Mr. Frickenstein became employed as the chief executive officer of Breda effective on July 1, 2006. Mr. Frickenstein served as a general manager of construction support for AT&T from May 1, 2000 through July 22, 2005. He provided various consulting services to Breda during the period of January, 2006 to June, 2006. Mr. Frickenstein has 36 years of experience in the telecommunications industry, and he began his career as a lineman for Illinois Bell. He has also had assignments in Europe with Bell Labs in New Jersey.

Mr. Deisbeck became employed as the chief operations officer of Breda effective on July 1, 2006. Mr. Deisbeck was an operations manager at Choice One Communications in Milwaukee, Wisconsin, from September, 2000, to October, 2002. He served as the operations manager at Red River Telephone Company in Abercrombie, North Dakota, from October, 2002, until June 30, 2006. He has held various plant operations positions in the telecommunications industry since 1988.

Ms. Morlok became the chief financial officer of Breda on March 20, 1998. Her title
87

was chief financial officer and co-chief executive officer from March 20, 1998 to July 1, 2006. She served as Breda’s interim chief executive officer from April 11, 2006 until July 1, 2006. Her current title is chief financial officer. Ms. Morlok was the Assistant Administrator/CFO of Manning Regional Healthcare Center in Manning, Iowa from July, 1987 until March 20, 1998. Her responsibilities in that position included budgeting, reimbursement and rate setting for the hospital and nursing home run by the Manning Regional Healthcare Center, as well as daily general ledger operations and IRS filings. She also provided similar services to several other affiliated corporations.

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

There were no material changes in 2006 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

Summary Compensation Table.

The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda’s former chief operations officer, to Jane Morlok, Breda’s chief financial officer, in the 2006, 2005 and 2004 fiscal years, and to new chief executive officer Steve Frickenstein and new chief operations officer Charles Diesbeck during 2006. As noted above, Ms. Morlok also served as interim chief executive officer from April 11, 2006 until July 1, 2006. During his tenure, Mr. Boeckman’s services as the chief operations officer of Breda were similar to those normally provided by the chief executive officer of an Iowa corporation.

Summary Compensation Table

Name and Position	Year	Salary(1)	Bonus	Other Annual Compensation(2)	All Other Compensation(3)

Robert J.	2006	$29,410	$15,725	$312	$9,703
Boeckman,	2005	$92,373	$15,300	$1,305	$29,079
Chief Operations	2004	$89,906	$12,600	$1,344	$26,226
Officer(4)

Steve	2006	$59,708	$0	$638	$6,893
Frickenstein
Chief Executive
Officer(5)

Charles Deisbeck	2006	$44,234	$0	$561	$14,533
Chief Operations
Officer(5)

Jane Morlok,	2006	$87,822	$21,125	$1,674	$24,982
Chief Financial	2005	$84,423	$14,940	$1,498	$23,832
Officer	2004	$82,934	$11,620	$1,380	$22,004

(1) This amount includes contributions of 3% of annual gross salary pursuant to Breda’s defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. As a condition of participation in that program, participants must contribute a minimum of 3% of annual gross salary. See also the “All Other Compensation” column above.

(2) This amount includes payments by Breda from a fund established by Breda based upon sales of cell phones. The fund is allocated equally among the employees employed at Breda. All employees share
89

in the fund even if they are not involved in the sale of cell phones. None of the above officers were involved in those sales. The amounts also include a yearly clothing allowance and the estimated yearly value of services provided to the above officers by Breda or its subsidiaries at no cost. Those services are local telephone service, basic cable service, Internet access, and cellular phone service.

(3) This amount represents contributions by Breda to Breda’s defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. The program requires Breda to contribute an amount equal to 8.6% of a participant’s annual gross salary. Breda is also required to contribute a 2.32% surcharge on all employee and employer contributions for plan years 2004 through 2007 in order to meet current and projected funding requirements. See also footnote 1 above regarding participants’ contributions to the program. This amount also includes a long-term disability contribution of 1.76% of salary and employer-paid premiums on health, life and accidental death and dismemberment insurance as well as health insurance premiums, and deductible reimbursement.

(4) Mr. Boeckman resigned his position effective March 14, 2006.

(5) Mr. Frickenstein and Mr. Deisbeck were employed beginning July 1, 2006.

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

Director Compensation.

Since October 30, 2006, all of Breda’s directors have received $200 for each regular, special and conference call meeting of the board of directors. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $100 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors.

Breda’s directors received $175 for each regular, special and conference call meeting of the board of directors from June 1, 2005 through September 2006. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the board of directors, and the president of Breda receives an additional $100 per meeting. Those payments are made to those individuals in their capacities as directors, and are based upon their additional duties at the meetings of the board of directors.

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

Since October 2006, all of Breda’s directors have received $200 per day for attending all day industry meetings related to Breda’s or its subsidiaries’ businesses. From June 2005 through September 2006, Breda’s directors received $175 for each of these meetings. Breda’s directors received $150 per day for attending all day industry meetings related to Breda’s or its subsidiaries’ businesses from June 2001 through May 2005. The meetings are not generally formal meetings of the board of directors, but the meetings are attended by the directors in their capacity as a director of Breda. The directors received $125 per day for such all day meetings from May, 1999 through May, 2001.

Since October 2006 all of Breda’s directors have received $200 for each outside meeting attended by a director and which lasts over three hours. From June 2005 through September 2006, Breda’s directors received $175 for each of these meetings. Breda’s directors received $150 for each outside meeting attended by a director and which lasts over three hours from June 2001 through May 2005. The directors received $125 for each such meeting in 1999 and through May, 2001. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the board of directors. Examples of outside meetings include conventions and city council meetings and meetings for purposes of ballot counting. Since October 2006, directors who service on a committee have received $200 for each committee meeting which does not coincide with another meeting of the board of directors. Directors who serve on a committee received $175 from June 2005 through September 2006, and $150 from October 2001 through May 2005, for each committee meeting which does not coincide with another meeting of the board of directors.

Breda’s directors are also reimbursed for mileage and for any expenses incurred by them on account of attendance at any meeting of the board of directors or other meetings attended by them in their capacity as a director of Breda.

Breda’s directors may also receive dial-up or high-speed Internet access from Breda or its subsidiaries at no cost. The current estimated yearly value of Internet access is $300 for dial-up and $600 for high-speed. They have been entitled to receive Internet access since 1999.

The directors also became entitled to receive local telephone service from Breda or its subsidiaries at no cost, effective as of June 1, 2003. The current estimated yearly value of local telephone service is $228.

Significant Employees; Employment Agreements.

As noted in Item 9 above, Breda has three employees who Breda believes make a significant contribution to its business. Those employees are Steve Frickenstein, Charles Deisbeck, and Jane Morlok. Breda has employment agreements with each of those individuals, which agreements are discussed below. Breda does not have any written employment agreements with any other employees.

Breda entered into an employment agreement with Steve Frickenstein on June 14, 2006, pursuant to which Mr. Frickenstein became employed as the chief executive officer of Breda effective on July 1, 2006.

Mr. Frickenstein’s annual salary will be $135,000 during the first year of the employment agreement. Mr. Frickenstein’s annual salary during the second year and the third year of the employment agreement will be set by Breda’s board of directors, but will not be less than $135,000 per year. Breda’s board of directors may also, in its sole discretion, establish a bonus program for Mr. Frickenstein for the second year and the third year of the employment agreement. Mr. Frickenstein was also paid his relocation expenses and hotel expenses up to and including July 19, 2006. Mr. Frickenstein will also be reimbursed for reasonable expenses incurred in connection with Breda’s business. Mr. Frickenstein will also be entitled to any employee benefits as are provided by Breda from time to time, other than any retirement benefits as may be offered by Breda. Mr. Frickenstein is entitled to four weeks of paid vacation per year under the employment agreement.

The term of the employment agreement is from July 1, 2006 through June 30, 2009. Breda may terminate the employment agreement at any time by giving 60 days written notice to Mr. Frickenstein. In that circumstance, Mr. Frickenstein will be paid a severance allowance on the date of termination, with the amount of the severance allowance depending upon when the termination occurs. If the termination occurs during the first year of the employment agreement, the severance allowance will be equal to six months of Mr. Frickenstein’s regular salary, with the amount being lowered to four months of his regular salary if the termination occurs during the second year of the employment agreement, and being reduced to two months of his regular salary if the termination occurs during the third year of the employment agreement.

Mr. Frickenstein may also terminate the employment agreement by giving 60 days notice to Breda.
92

The employment agreement may also be terminated by Breda for cause upon five days written notice to Mr. Frickenstein.

The employment agreement may also be terminated by Breda if Mr. Frickenstein is absent from his employment by reason of illness or other incapacity for more than 20 consecutive weeks. Breda will pay Mr. Frickenstein compensation during any period of illness or incapacity in accordance with Breda’s sick pay policy as then in effect.

The employment agreement includes a noncompete covenant that applies during the term of the employment agreement and for a period of one year after the termination of the employment agreement, and provides that Mr. Frickenstein will not enter into or engage in any business competitive with that of Breda within a 50 mile area in which Breda is then doing business or solicit or attempt to solicit any of Breda’s customers with the intent or purpose to provide them with competitive goods or services.

Breda entered into an employment agreement with Mr. Deisbeck on June 14, 2006, pursuant to which Mr. Deisbeck became employed as the chief operations officer of Breda effective on July 1, 2006.

Mr. Deisbeck’s annual salary will be $100,000 during the first year of the employment agreement. Mr. Deisbeck’s annual salary during the second year and the third year of the employment agreement will be set by Breda’s chief executive officer, with final approval by Breda’s board of directors, but will not be less than $100,000 per year. Breda’s chief executive officer, with the approval of Breda’s board of directors, may also establish a bonus program for Mr. Deisbeck for the second year and the third year of the employment agreement. Mr. Deisbeck was also paid his relocation expenses and hotel expenses up to and including July 19, 2006. Mr. Deisbeck will also be reimbursed for reasonable expenses incurred in connection with Breda’s business. Mr. Deisbeck will also be entitled to any employee benefits as are provided by Breda from time to time, including any retirement benefits as may be offered by Breda. Mr. Deisbeck is entitled to four weeks of paid vacation per year under the employment agreement.

The term of the employment agreement is from July 1, 2006 through June 30, 2009. Breda may terminate the employment agreement at any time by giving 60 days written notice to Mr. Deisbeck. In that circumstance, Mr. Deisbeck will be paid a severance allowance on the date of termination, with the amount of the severance allowance depending upon when the termination occurs. If the termination occurs during the first year of the employment agreement, the severance allowance will be equal to six months of Mr. Deisbeck’s regular salary, with the amount being lowered to four months of his regular salary if the termination occurs during the second year of the employment agreement, and being reduced to two months of his regular salary if the termination occurs during the third year of the employment agreement.

Mr. Deisbeck may also terminate the employment agreement by giving 60 days notice to Breda.
93

The employment agreement may also be terminated by Breda for cause upon five days written notice to Mr. Deisbeck.

The employment agreement may also be terminated by Breda if Mr. Deisbeck is absent from his employment by reason of illness or other incapacity for more than 20 consecutive weeks. Breda will pay Mr. Deisbeck compensation during any period of illness or incapacity in accordance with Breda’s sick pay policy as then in effect.

The employment agreement also includes a noncompete covenant that applies during the term of the employment agreement and for a period of one year after the termination of the employment agreement, and provides that Mr. Deisbeck will not enter into or engage in any business competitive with that of Breda within a 50 mile area in which Breda is then doing business or solicit or attempt to solicit any of Breda’s customers with the intent or purpose to provide them with competitive goods or services.

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
94

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

Robert Boeckman was the chief operations officer and co-chief executive officer of Breda during 2005. He had been employed by Breda in various capacities since May, 1982. Prior to January, 1995, he was Breda’s assistant manager. He was the manager of Breda from January, 1995 to March, 1998, at which time he was given the title chief operating officer. His title became chief operations officer and co-chief executive officer on March 20, 1998. Mr. Boeckman resigned his position as Breda’s chief operations officer and co-chief executive officer on March 14, 2006.

Breda does not have any written employment agreements with any officers or any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the percentage ownership of Breda’s Common Stock as of March 1, 2007 by:

•	Each of Breda’s directors;

•	Each of Breda’s officers; and

•	All directors and officers of Breda as a group.
95

Security Ownership Table

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Dave Grabner	55*	.177%
11098 130th Street
Breda, Iowa 51436

Rick Anthofer	13.042%
301 N. 4th
Breda, Iowa 51436

Charles Thatcher	32**	.103%
15053 Granite Avenue
Breda, Iowa 51436

Daniel Nieland	1.003%
12192 Ivy Avenue
Breda, Iowa 51436

Neil Kanne	2.006%
12828 Phoenix Avenue
Carroll, Iowa 51401

Clifford Neumayer	181.584%
11846 Ivy Avenue
Breda, Iowa 51436

Robert Buelt	133***	.429%
106th S. 3rd St.
Breda, Iowa 51436

All directors and officers
as a group (7 persons)	417	1.34%

*	One of these shares is held by Mr. Grabner’s spouse.

**	One of these shares is held by Mr. Thatcher’s spouse.

***	Ten of these shares are held by Mr. Buelt’s minor son.

All of the above shares of Common Stock are directly owned by the listed individuals, except only as noted with respect to Mr. Grabner, Mr. Thatcher and Mr. Buelt.

Steve Frickenstein, Charles Deisbeck and Jane Morlok, who are, respectively, employed as Breda’s chief executive officer, chief operations officer and chief financial officer, do not own
96

any shares of Common Stock.

To Breda’s knowledge, no person or group is the beneficial owner of more than 5% of Breda’s Common Stock, and no person or group holds more than 5% of Breda’s Common Stock under a voting trust or similar agreement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

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

The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended Twelve months, 2005 and Twelve months, 2006.

Audit Fees.

Breda was billed $58,525 and $44,041 for, respectively, the fiscal years ended Twelve months, 2005 and Twelve months, 2006 for the audit of Breda’s annual financial statements and review of the financial statements included in Breda’s quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years.

Audit Related Fees.

Breda was billed $17,400 and $24,100 for, respectively, the fiscal years ended Twelve months, 2005 and Twelve months, 2006 for assurance and related services that were related to the performance of the audit or review of Breda’s financial statements and which are not reported under “Audit Fees” above. The nature of those services was

97

compliance, assurance and review work in connection with SEC filings.

Tax Fees.
Breda was billed $4,100 and $4,625 for, respectively, the fiscal years ended Twelve months, 2005 and Twelve months, 2006 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

All Other Fees.
Breda was billed $7,599 and $1,138 for, respectively, the fiscal years ended Twelve months, 2005 and Twelve months, 2006 for products and services which are not described under “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. The nature of those products and services was consulting on industry related issues. Breda’s board of directors has considered whether the provision of those services is compatible with maintaining Kiesling Associates, LLP’s independence.

Kiesling Associates, LLP did not render any professional services relating to financial information systems design and implementation during either of the fiscal years ended Twelve months, 2005 or Twelve months, 2006.

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

98

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: March 28, 2007	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne

	Daniel Nieland, Director	Neil Kanne, Secretary and Director
	Date: March 28, 2007	Date: March 28, 2007

By:	/s/ Rick Anthofer	By:	/s/ Robert Buelt

	Rick Anthofer, Treasurer and Director	Robert Buelt, Director
	Date: March 28, 2007	Date: March 28, 2007

By:	/s/ Clifford Neumayer	By:	/s/ Dave Grabner

	Clifford Neumayer, Director	Dave Grabner, Vice President and Director
	Date: March 28, 2007	Date: March 28, 2007

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok

	Charles Thatcher, President and Director	Jane Morlok, Chief Financial Officer
	Date: March 28, 2007	Date: March 28, 2007

By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer
Date: March 28, 2007
99

EXHIBIT INDEX Exhibits to Form 10-KSB of Breda Telephone Corp. for the Fiscal Year Ended December 31, 2006 Description of Exhibit.

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

(a)
Employment Agreement dated November 13, 2006 between Breda and Jane Morlok. (Filed as Exhibit 10.1 to Breda’s Form 10-QSB for the quarterly period ended September 30, 2006 and filed November 11, 2006, and incorporated herein by this reference.)

(b)
Employment Agreement dated June 14, 2006 between Breda and Steve Frickenstein. (Filed as Exhibit 10.2 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2006 and filed August 11, 2006, and incorporated herein by this reference.)

(c)
Employment Agreement dated June 14, 2006 between Breda and Charles Deisbeck. (Filed as Exhibit 10.3 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2006 and filed August 11, 2006, and incorporated herein by this reference.)

21.	Subsidiaries of the Registrant. (Filed as Exhibit 21 to Breda’s Form 10-KSB for the fiscal year ended December 31, 2003 and filed March 26, 2004, and incorporated herein by this reference.)

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-2

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

* Included with this filing.