Form 10QSB
period 2007-03-31
BREDA TELEPHONE CORP
filed 2007-05-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at May 1, 2007.

               Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2007 and 2006
And the Year Ended December 31, 2006

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,624,061	$777,708
Marketable securities	759,648	643,119
Accounts receivable, net of allowances of $46,750 and $13,700 in 2007 and 2006, respectively	1,108,410	995,861
Interest receivable	93,085	82,241
Current portion of note receivable, less allowance of $219,691 in each 2007 and 2006	220,283	220,283
Inventory, at average cost	183,763	151,659
Prepaid income taxes	—	—
Other	41,882	47,440
Deferred income taxes	12,302	12,291

	4,043,434	2,930,602

OTHER NONCURRENT ASSETS
Marketable securities	6,704,643	6,775,348
Investments in unconsolidated affiliates at equity	7,495,300	7,562,375
Other investments at cost	614,328	622,554
Goodwill	896,812	896,812

	15,711,083	15,857,089

PROPERTY, PLANT AND EQUIPMENT	4,453,219	4,509,149

TOTAL ASSETS	$24,207,736	$23,296,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$178,651	$175,729
Accounts payable	245,566	178,331
Accrued taxes	486,885	123,301
Other	357,005	63,417

	1,268,107	540,778

LONG-TERM DEBT, less current portion	1,093,432	1,139,205

OTHER NONCURRENT LIABILITIES	1,246,785	1,389,178

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 shares issued and outstanding at $394 and $394 stated values, respectively	12,220,304	12,220,304
Retained earnings	8,379,108	8,007,375

	20,599,412	20,227,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,207,736	$23,296,840

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2007 and 2006

	For the Three Months Ended
		2006
	2007	(Restated)

OPERATING REVENUES	$2,396,055	$2,014,801

OPERATING EXPENSES
Cost of services	1,150,791	885,873
Depreciation and amortization	234,426	242,749
Selling, general, and administrative	624,806	512,767

	2,010,023	1,641,389

OPERATING INCOME	386,032	373,412

OTHER INCOME (EXPENSES)
Interest and dividend income	144,172	93,829
Loss on sale of investments	(4,795)	—
Gain on disposal of assets	1,800	—
Interest expense	(24,162)	(27,185)
Income from equity investments	416,515	340,611
Other, net	(11,939)	(378)

	521,591	406,877

INCOME BEFORE INCOME TAXES	907,623	780,289

INCOME TAXES	318,778	249,700

NET INCOME	$588,845	$530,589

NET INCOME PER COMMON SHARE	$18.99	$17.10

DIVIDENDS PER COMMON SHARE	$7.00	$7.00

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2005	31,023	$11,075,211	$6,583,060	$17,658,271

Comprehensive income:
Net Income			2,789,327	2,789,327

Dividends declared			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006	31,016	12,220,304	8,007,375	20,227,679

Comprehensive income:
Net Income			588,845	588,845

Dividends declared			(217,112)	(217,112)

Balance at March 31, 2007	31,016	$12,220,304	$8,379,108	$20,599,412

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2007 and 2006

		2006
	2007	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$588,845	$530,589
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234,426	242,749
Deferred income taxes	(142,404)	14,582
Amortization of investment premium/discount - net	12,787	14,879
Equity income in unconsolidated affiliates, net of distributions received of $483,591 and $476,141 in 2007 and 2006, respectively	67,075	135,529
Realized (gain) or loss on sale of property	(1,800)	—
Note receivable discount	—	(522)
Loss on sale of marketable securities	4,795	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	(149,939)	(72,525)
Increase (Decrease) in liabilities:	501,895	(117,625)

Net cash provided by operating activities	1,115,680	747,656

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(171,296)	(23,311)
Purchase of marketable securities	(183,992)	(401,564)
Proceeds from the sale of marketable securities	120,586	226,029
Proceeds from the sale of other investments - at cost	8,226	7,701

Net cash used in investing activities	(226,476)	(191,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(42,851)	(40,117)

Net cash used in financing activites	$(42,851)	$(40,117)

Net Increase in Cash and Cash Equivalents	$846,353	$516,394

Cash and Cash Equivalents at Beginning of Period	777,708	739,741

Cash and Cash Equivalents at End of Period	$1,624,061	$1,256,135

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$24,162	$27,185
Income taxes	$57,000	$180,000

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006 and the results of operation and changes in cash flows for the three months ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2006 financial statements to conform with the 2007 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $5,400 and $12,706 during the three months ended March 31, 2007 and March 31, 2006, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at March 31, 2007 and March 31, 2006.

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Three Months Ended
March 31, 2007

Revenues	$2,061,947	$178,273	$155,835	$2,396,055
Segment profit (loss)	814,701	(53,121)	(172,735)	588,845

	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Three Months Ended
March 31, 2006

Revenues	$1,668,802	$186,001	$159,998	$2,014,801
Segment profit (loss)	700,689	(41,824)	(128,276)	530,589

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for March 31, 2007 and 2006 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2007 and 2006 were 31,016 and 31,023, respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During July 2006, the board of directors authorized a $37 increase in the stated value of each share of common stock from $357 to $394. There were 31,023 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,147,851.

NOTE 6.	PRIOR PERIOD RESTATEMENTS

The Company restated its income from equity investments for the quarter ended March 31, 2006. The Company determined to restate its income from equity investments from the accepted method of a twelve-month period ending September 30th to a better method of a twelve-month period ending December 31st, when calendar year or quarterly financial statements became available for each of the periods ending 2005 and 2006 for these investments. The Company determined to make the change in accounting method to have uniformity in its reporting period for all of the financial information presented in its financial statements.

The change in accounting method at March 31, 2006 resulted in a $57,760 increase in income from equity investments. Net of the income tax expense increase of $23,682, the 2006 net income increased $34,078, or $1.10 per share.

Breda’s Form 10-QSB for the period ended March 31, 2006 was amended to restate Breda’s income from equity investments derived from an investment in a cellular partnership, RSA #8. Two of Breda’s subsidiaries each own an approximate 5.84% interest in RSA #8. Twelve-months income figures for RSA #8, instead of three-month income figures, were used to compute Breda’s pro- rata share of the income generated by RSA #8 for the three-month period ended March 31, 2006, resulting in a $378,228 overstatement of income from equity investments in Breda’s Form 10-QSB for the period ended March 31, 2006. After adjustment for that overstatement, net of income taxes, Breda’s amended net income as of March 31, 2006 decreased $223,154, or $7.19/share.

Breda’s year to date income from equity investments for the six-months ended June 30, 2006 consequently decreased by the same $378,228. After adjustment for that overstatement, net of income taxes, Breda’s amended year to date net income as of June 30, 2006 decreased $223,154 from $1,889,447 to $1,666,293, and net income per common share decreased $7.19 from $60.90/share to $53.71/share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various discussions and statements in this quarterly report contain forward-looking statements, which can be identified by the use of forward-looking terminology such as “expects,” “estimates,” “plans,” anticipates,” “forecasts,” “predicts,” “projects,” “believes,” “should,” “could,” or other similar expressions or variations of those words, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Cautionary Statement on Forward Looking Statements” section of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2006 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

Breda is a small provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda and its subsidiaries operate seven telephone exchanges as the incumbent or “historical” local exchange carrier (ILEC). In October 2003, BTC, Inc. began to offer competitive local exchange carrier services (CLEC) to residential and business customers in Carroll, Iowa, where Qwest is the incumbent local exchange carrier. Other telecommunications services provided include long distance services, dial-up and high-speed Internet services, cable TV services, and satellite Internet services.

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

Breda’s strategic response to this trend includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. During third quarter 2006, Breda successfully deployed new long-reach, high-speed Internet technology in each of its ILEC towns that did not have high-speed Internet services from Breda. Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

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

Breda has negotiated an interconnection agreement with six wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa, and since January 2006 has been able to receive payments for consolidating and switching its own traffic. Breda also finalized agreements in July 2006 to consolidate and switch the traffic of two surrounding telcos. During third quarter 2006, Breda partnered with vendors that allowed Breda to offer conference-bridging services over its networks. Breda bills and receives access revenue for the conference bridge traffic actually utilizing its networks. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll now allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, March 31, 2007, and March 31, 2006:

	Three Months Ended March 31,		% of Total Revenues for the Three Months Ended March 31,

	2007	2006	Amount	Percent

OPERATING REVENUES
Local exchange carrier services	$2,061,947	$1,668,802	86.1%	82.8%
Broadcast services	178,273	186,001	7.4%	9.2%
Internet services	155,835	159,998	6.5%	7.9%

	$2,396,055	$2,014,801	100.0%	100.0%

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

Internet Services. Monthly dial-up and high-speed Internet access services fees billed to residential and business customers generate the bulk of this segment’s revenue. Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees. Revenue generated through the offering of a satellite-based Internet service is also included in Internet Services revenues.

Operating Expenses

Operating Expense Categories.

Breda’s operating expenses are categorized as cost of services; depreciation and amortization; and selling, general and administration.

Cost of Services. This category includes expense for salaries and wages relating to plant operation and maintenance; network access costs; long distance provisioning costs; conference bridge provisioning costs; salary, wage, equipment, training, and advertising costs for cellular and retail services; postage; utilities; and Internet service provisioning costs.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended March 31,

	2007	2006 (Restated)

Operating revenues	100%	100%
Cost of services	48%	44%
Depreciation and amortization	10%	12%
Selling, general and administrative	26%	25%

Operating income	16%	19%
Other income (expenses)	22%	20%
Income taxes	13%	12%

Net income	25%	27%

Three Months Ended March 31, 2007 and 2006

The table below sets forth the components of Breda’s revenues for the three months ended March 31, 2007, compared to the same period in 2006.

	Three Months Ended March 31,		Change

	2007	2006	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$229,039	$218,831	$10,208	4.7%
Network access services	1,332,717	992,045	340,672	34.3%
Long distance services	68,166	108,438	(40,272)	-37.1%
Cellular services	372,457	332,779	39,678	11.9%
Billing and collection services	3,246	3,144	102	3.2%
Miscellaneous	56,322	13,565	42,757	315.2%

	$2,061,947	$1,668,802	$393,145	23.6%

Broadcast Services	$178,273	$186,001	$(7,728)	-4.2%

Internet services	$155,835	$159,998	$(4,163)	-2.6%

	$2,396,055	$2,014,801	$381,254	18.9%

There was an increase in total operating revenues for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006, of $381,256, or 18.9%.

Local Exchange Carrier Services - $393,145

Local exchange carrier services revenues accounted for 86.1% of all operating revenues in the three-month period ended March 31, 2007. There was a $393,145, or 23.6%, increase in local exchange carrier services revenues for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006.

Local network services revenues increased $10,208, or 4.7%, for the three months ended March 31, 2007, as compared to the same period in 2006, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue decreased $40,272, or 37.1%, for the three months ended March 31, 2007, as compared to the three-month period ended March 31, 2006. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $340,672, or 34.3%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and there is no corresponding conference bridge access revenue for the three-month period ended March 31, 2006. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the three-month period ended March 31, 2006. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $39,678, or 11.9%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. While Breda’s new cellular customer count was nearly identical during the three-month periods ended March 31, 2007, and March 31, 2006, its retentionable, returning customer base did increase during the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. This increase was the cause of the increased cellular revenue during the three-month period ended March 31, 2007.

Miscellaneous revenues increased $42,757, or 315.2%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue, for which there was no corresponding revenue during the three month period ended March 31, 2006. This increase mainly represents changes in fiber optic rental contracts between the two three-month periods and the revenue generated from the provision of tandem switching services to neighboring telephone companies.

Broadcast Services – ($7,728)

Broadcast services decreased $7,728, or 4.2%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $(4,163)

Internet services revenue decreased $4,163, or 2.6%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. Breda has seen an increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Also, with the advent of newer technologies that expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda also expanded its high-speed Internet offerings in two of its ILEC towns to include the long reach technology options. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. The rate decreases for bundled service offerings began on July 1, 2006.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended March 31, 2007, compared to the same period in 2006.

	Three Months Ended March 31,		Change

	2007	2006	Amount	Percent

OPERATING EXPENSES
Cost of services	$1,150,791	$885,873	$264,918	29.9%
Depreciation and amortization	234,426	242,749	(8,323)	-3.4%
Selling, general and administration	624,806	512,767	112,039	21.8%

	$2,010,023	$1,641,389	$368,634	22.5%

Cost of Services - $264,918

Cost of services increased $264,918, or 29.9%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. $174,061 of the increased costs were incurred for the provisioning of the conference bridge services which began in July 2006, and for which there is no corresponding cost during the three-month period ended March 31, 2006. Additional increased costs arose from labor rate increases implemented in 2007, and increased provisioning costs for the purchase of phones and accessories to supply the increased cellular sales during the three-month period ended March 31, 2007. Overall Internet costs decreased $7,069, or 3.8%, during the three-month period ending March 31, 2007, even with the provisioning costs for the new long reach, high-speed Internet product rolled out in third quarter 2006, and for which there were no corresponding costs for the three-month period ended March 31, 2006. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 11.9% increase in customers subscribing to Breda’s long distance services for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006, which resulted in a $1,603, or 3.0%, increase in long distance provisioning costs when comparing these two three-month periods.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $14,343, or 15.6%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $(8,323)

Depreciation and amortization expense decreased $8,323, or 3.4%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006.

Selling, General and Administration – $112,039

Selling, general and administration expenses increased $112,039, or 21.8%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. This increase is mainly attributable to an increase in administrative labor expense with the hiring of a CEO and a COO on July 1, 2006, for which there was no corresponding additional expense for the three-month period ended March 31, 2006. There were also increased outside consulting services to analyze and pursue new business opportunities in the industry during the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended March 31, 2007, compared to the same period in 2006.

	Three Months Ended March 31,		Change

	2007	2006 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$144,172	$93,829	$50,343	53.7%
Loss on sale of investments	(4,795)	—	(4,795)	-100.0%
Gain on disposal of assets	1,800	—	1,800	100.0%
Interest expense	(24,162)	(27,185)	3,023	-11.1%
Income from equity investments	416,515	340,611	75,904	22.3%
Other, net	(11,939)	(378)	(11,561)	-3,058.5%

	$521,591	$406,877	$114,714	28.2%

Interest and Dividend Income. Interest and dividend income increased $50,343, or 53.7%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. Breda also received increased dividends of $21,953 from its investment in Iowa Network Services in the first quarter of 2007, for which there are no corresponding receipts in the first quarter of 2006.

Loss on sale of investments. The $4,795 loss on sale of investments for the three-month period ended March 31, 2007, represents the loss on the redemption of temporary investments, for which there is no corresponding entry in the same three-month period in 2006.

Gain on disposal of assets. The $1,800 gain on disposal of assets for the three-month period ended March 31, 2007, represents the gain from the trade-in of a service vehicle, for which there is no corresponding entry in the same three-month period in 2006.

Interest Expense. The $3,023, or 11.1%, decrease in interest expense for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments increased $75,904, or 22.3%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended March 31, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $11,561 decrease in other net income for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006, is mainly attributable to increased partnership-related expenses.

Income Tax Expense. Income taxes increased $69,078, or 27.7%, for the three-month period ended March 31, 2007, when compared to the same period in 2006. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate for the three-month period ended March 31, 2007 is 35.1%, compared to a 32.0% tax rate for the same three-month period in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $58,256, or 11.0%, for the three-month period ended March 31, 2007, when compared to the same period in 2006.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the three months ended March 31, 2007 and March 31, 2006, cash provided by operating activities was $1,115,680 and $747,656, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments will be evaluated on their own merits for potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of March 31, 2007, and December 31, 2006.

	As of

	March 31, 2007	December 31, 2006

Short-Term Liquidity
Current Assets	$4,043,434	$2,930,602
Current Liabilities	1,268,107	540,778

Net Working Capital	$2,775,327	$2,389,824

Cash and Cash Equivalents	$1,624,061	$777,708
Short Term Marketable Securities	$759,648	$643,119
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $1,112,832, or 38%, for the three-month period ended March 31, 2007, when compared to the year ended December 31, 2006, and was due mainly to the buildup of a liquid cash position for the payment of budgeted capital expenditures before year-end 2007.

Current liabilities increased $727,329, or 134.5%, for the three-month period ended March 31, 2007, when compared to the year ended December 31, 2006. Accounts payable increased $67,235, or 37.7%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of March 31, 2007 for the purchase of materials and supplies inventory, the provisioning of conference bridge services, and for the purchase of cellular inventory, when compared to the amounts incurred for those purchases as of December 31, 2006. Accrued taxes increased $363,584, or 294.9%, for the three-month period ended March 31, 2007, when compared to the year ended December 31, 2006. The increase is attributable to an increase in the provision for income taxes for the first quarter of 2007. There was also an increase in other accrued liabilities of $293,588. Breda’s Board of Directors declared a $7.00 per share dividend on March 13, 2007 to shareholders of record on March 13, 2007. The dividend declaration is recorded in Other Payables as a $217,112 dividend payable as of March 31, 2007, and there was no corresponding dividend payable amount as of December 31, 2006. The remaining increase in other accrued liabilities is mainly attributable to an increase in accrued payroll of $68,469 for the three-month period ended March 31, 2007, when compared with the year ended December 31, 2006.

The following table summarizes Breda’s sources and uses of cash for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,

	2007	2006 (Restated)

Net Cash Provided (Used)
Operating Activities	$1,115,680	$747,656
Investing Activities	(226,476)	(191,145)
Financing Activities	(42,851)	(40,117)

For the three months ended March 31, 2007 and March 31, 2006, cash provided by operating activities was $1,115,680 and $747,656, respectively.

Cash used in investing activities increased $35,331, or 18.5%, for the three-month period ended March 31, 2007, when compared to the three-month period ended March 31, 2006. There was a decrease in cash used to purchase marketable securities of $217,512, or 54.2%, for the three-month period ended March 31, 2007, when compared to the same period in 2006. This decrease was offset by an increase in cash used for capital expenditures of $147,985, as well as a decrease in proceeds from the redemption of marketable securities of $105,443, for the three-month period ended March 31, 2007, when compared to the same period in 2006.

Cash used in financing activities was $42,851 for the three-month period ended March 31, 2007, and $40,117 for the three-month period ended March 31, 2006. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt.

Long Term Debt

As of March 31, 2007, Breda had $1,272,083 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

The security and loan agreements underlying the Rural Telephone Finance Cooperative notes contain certain restrictions on distributions to stockholders, investment in or loans to others, and payment of management fees or an increase in management fees. Breda is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Telephone Finance Cooperative note holders, unless Breda’s net worth meets the minimum requirements set forth in the loan agreement, and distributions are limited to certain levels of prior year cash margins. Breda is also required to achieve a debt service coverage ratio of not less than 1.25 to 1 and a times interest earned ratio of not less than 1.5 to 1.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2007, capital expenditures were $171,296.

Breda’s contractual obligations as of March 31, 2007 are:

2007	$132,877
2008	187,710
2009	200,507
2010	214,177
2011	228,779
2012 and After	308,033

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

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on our financial position, results of operations or cash flows.

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

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on the Missoula Plan, which is now before the FCC. The Missoula Plan is a set of proposals put together by a coalition of telecom companies, including the Rural Alliance. The Rural Alliance is a combination of the Expanded Portland Group and the Alliance for Rational Intercarrier Compensation. The Missoula Plan grew out of a set of proposals to counter the big carriers and the original FCC plan to use “bill and keep” for intercarrier compensation. Bill and keep would have meant that a company such as Breda would bill its own customers and get no payments from any other carrier, such as AT&T or MCI, for the use of its networks to carry toll traffic.

The FCC had sought initial comments on the Missoula Plan by October 25, 2006. In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and the highest end-user rates. The “Federal Benchmark” mechanism would provide supplemental funding to ensure end-user rates remain within a national benchmark range when the Missoula Plan is implemented. The FCC has put the Missoula Plan for ICC reform and the Federal Benchmark mechanism amendment out for public comment.

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

On May 12, 2006, the Federal Communications Commission adopted an order whereby all broadband Internet and interconnected voice over Internet protocol (VoIP) providers must comply with CALEA surveillance regulations by May 14, 2007. The FCC declined to exclude any facilities-based broadband Internet access providers from CALEA, noting that “Trusted Third Parties” and service bureaus can assist small entities in processing surveillance orders in accordance with the system security requirements, thereby ameliorating burdens for these providers.

The Federal Communications Commission’s May 12, 2006 order also restricted the availability of compliance extensions to equipment, facilities and services deployed prior to October 25, 1998; required any provider with a pending compliance extension petition currently on file to file another letter by February 12, 2007 attesting that the petition exclusively concerns equipment, facilities or services installed or deployed prior to October 25, 1998; concluded that providers are responsible for the costs of complying with CALEA in most situations; permitted telecommunications carriers and broadband Internet access and interconnected VoIP providers the option of using Trusted Third Parties to assist in meeting the CALEA obligations to provide law enforcement agencies the electronic surveillance information they require in an acceptable format; required providers to file their security and integrity plans with the FCC by March 12, 2007; and required all providers to submit interim reports to the FCC on CALEA compliance by February 12, 2007.

For telephone companies with separate broadband and VoIP entities, these requirements are in addition to those for their carrier operations, and require separate reports to be filed for each operation. Breda has enlisted Iowa Network Services to be its Trusted Third Party resource in meeting the CALEA requirements. Breda has also timely filed all required CALEA reports in the first quarter of 2007.

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

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2007. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, is now providing a phone service offering through Mediacom’s partnership with Sprint. The IUB also granted Mediacom a certificate of public convenience to offer service in numerous areas throughout Iowa.

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

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. For example, Breda now offers a dial-up accelerator product, which allows Internet service providers, such as BTC, Inc., to deliver data services over their existing dial-up and wireless networks at up to six times the normal speed. In May 2005, Breda began to offer its dial-up and high-speed Internet customers a value-added product which is intended to eliminate customer problems due to Internet security threats. This product is fully automated and integrated, and protects against viruses, spyware, and popups. The product also automatically installs tested Microsoft Security patches and performs diskeeper functions. Breda has had good response from its Internet customers for this product.

During the third quarter of 2006, Breda completed the launch of high-speed Internet service offerings in all of its telephone exchanges that did not have the capability to offer that type of service. These offerings utilize the Internet product technologies currently used by Breda, as well as new technologies that allow customers outside the normal high-speed service area to still receive a high bandwidth connection. These customers in the past were not able to receive high-speed Internet services using standard provisioning equipment because of distance restrictions in most high-speed Internet technologies. Breda has had an excellent response to these longer-range, high-speed Internet service offerings.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of high-speed Internet service via satellite. One reason Breda entered into this agreement was so that Breda would have a means to provide high-speed Internet service to its rural customers who may otherwise lack the opportunity to obtain high-speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members, such as Breda. Breda’s marketing campaign originated on September 1, 2005, and Breda received good response to this service. Breda and the other satellite Internet providers in WildBlue’s satellite Beam 26 were notified in January 2006 that because of the huge success of this product, the capacity in Beam 26 was filling up, and no additional customers could be added once capacity reached a designated limit in order to not degrade the service for the customers already using the service. Breda stopped taking applications for this service on March 13, 2006. NRTC and WildBlue were able to implement additional satellite capacity in the first quarter of 2007, but Breda does not plan to again offer this service to its customers because Breda is now able to provide high speed Internet services to almost all of its customers given Breda’s rollout of its longer range, high-speed Internet technologies in all of Breda’s ILEC exchanges.

Breda believes, however, that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up and high-speed Internet rates and to provide higher speed Internet access.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone and the other owners of Desktop Media, L.L.C. are negotiating a purchase agreement to sell their interests in Desktop Media, L.L.C. Breda anticipates that a sale may be finalized by year-end 2007.

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

At its quarterly meeting on August 4, 2005, the Board of Directors of the Rural Telephone Bank approved the liquidation and dissolution of the Bank. On November 10, 2005, the liquidation and dissolution process was initiated with the signing of the 2006 Agriculture Appropriations bill by President Bush, which paved the way for all Bank stock to be redeemed. Breda received liquidation funds on April 13, 2006, of $1,336,000, which was the par value of Breda’s investment in the Bank stock. Breda’s net of tax gain on the liquidation of this investment was approximately $698,946.

Prairie Telephone purchased a 35.29% interest in Spiralight Network, L.L.C. on December 28, 2006 for $960,000. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota. The investment is accounted for on the equity method of accounting.

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

Breda did not issue any shares of its common stock during the period of January 1, 2007 through March 31, 2007.

Breda did not purchase any shares of its common stock from shareholders during the period of January 1, 2007 through March 31, 2007.

There were 5 transfers of shares of Breda’s common stock during the period of January 1, 2007 through March 31, 2007 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. One transaction involved 2 shares which were sold for $394 per share. Another transaction involved 45 shares which were sold for $394 per share. There were three transfers that did not involve the payment of any consideration. One of those transactions involved 482 shares which were transferred out of an estate to 6 individuals, another involved the transfer of 2 shares to one individual, and the other involved 122 shares which were transferred to 4 individuals.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of January 1, 2007 through March 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of Breda was held on March 28, 2007. The only matter voted upon by the shareholders at the special meeting was the adoption of Articles of Restatement for Breda. The vote on the Articles of Restatement was separated, pursuant to the requirements of the Securities and Exchange Commission, into two separate voting matters. One of the matters was a vote upon Articles IV and V of the Articles of Restatement, which address the establishment and the terms of the Class A Common Stock and the Class B Common Stock of Breda. The other matter was the vote on all of the remaining articles of the Articles of Restatement, consisting of Articles I, II, III, VI, VII, VIII, IX and X. Those articles address, respectively, the name of Breda; the duration of Breda’s corporate existence; the purpose of Breda; the number and classes of, and the qualification requirements for, the directors of Breda; the quorum requirements for meetings of the shareholders of Breda; the shareholder voting requirements for certain matters; the limitation of the liability of Breda’s directors; and the indemnification of Breda’s directors and officers.

Both of those matters received the required number of votes, so the Articles of Restatement were approved and adopted by Breda’s shareholders.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the approval and adoption of Article IV and Article V of the Articles of Restatement was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

335	17	11	—

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the approval and adoption of Articles I, II, III, VI, VII, VIII, IX and X of the Articles of Restatement was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

333	19	11	—

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2007 through March 31, 2007 which was not reported on a Form 8-K.

Breda’s board of directors declared a dividend of $7.00 per share on March 13, 2007, payable to shareholders of record on March 13, 2007. The aggregate amount of the dividend was $217,112. The dividend was paid to the shareholders on April 2, 2007.

Breda’s board of directors adopted a resolution at a meeting on March 13, 2007 fixing the redemption price for Breda’s shares of common stock to be $457 per share. The $457 amount was determined based upon Breda’s 2006 unaudited financial statements, and was announced at the special shareholder meeting on March 28, 2007, and became effective on April 1, 2007.

There were no material changes during the period of January 1, 2007 through March 31, 2007 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

Date: May 14, 2007.	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date: May 14, 2007.	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended March 31, 2007
BREDA TELEPHONE CORP.

Description of Exhibit			Page

3.	Articles of Incorporation and Bylaws

	*3.1	Articles of Restatement of Breda Telephone Corp.	E-1

	3.2	Second Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda’s Form 8-K filed April 4, 2007.)

10.	Material Contracts

10.1

Employment Agreement dated November 13, 2006 between Breda and Jane Morlok. (Filed as Exhibit 10.1 to Breda’s Form 10-QSB for the quarterly period ended September 30, 2006 and filed November 14, 2006, and incorporated herein by this reference.)

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

31.	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-11

	*31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-12

32.	Section 1350 Certifications

	*32.1	Section 1350 Certification of Chief Executive Officer	E-13

*32.2	Section 1350 Certification of Chief Financial Officer	E-14

*         Included with this filing.