Form 10QSB
period 2007-06-30
BREDA TELEPHONE CORP
filed 2007-08-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at August 1, 2007.

                 Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended June 30, 2007 and 2006
And the Year Ended December 31, 2006

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,530,267	$777,708
Marketable securities	776,762	643,119
Accounts receivable, net of allowances of $46,750 and $46,750 in 2007 and 2006, respectively	1,151,611	995,861
Interest receivable	82,368	82,241
Current portion of note receivable, less allowance of $219,691 in each 2007 and 2006	220,283	220,283
Inventory, at average cost	160,748	151,659
Other	34,549	47,440
Deferred income taxes	12,353	12,291

	3,968,941	2,930,602

OTHER NONCURRENT ASSETS
Marketable securities	6,710,041	6,775,348
Investments in unconsolidated affiliates at equity	7,873,321	7,562,375
Other investments at cost	608,746	622,554
Goodwill	896,812	896,812

	16,088,920	15,857,089

PROPERTY, PLANT AND EQUIPMENT	4,419,647	4,509,149

TOTAL ASSETS	$24,477,508	$23,296,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$181,621	$175,729
Accounts payable	617,391	178,331
Accrued taxes	72,191	123,301
Other	141,029	63,417

	1,012,232	540,778

LONG-TERM DEBT, less current portion	1,046,898	1,139,205

OTHER NONCURRENT LIABILITIES	1,307,392	1,359,628

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 shares issued and outstanding at $457 and $394 stated values, respectively	14,174,312	12,220,304
Retained earnings	6,936,674	8,036,925

	21,110,986	20,257,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,477,508	$23,296,840

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2007 and 2006

	For the Three Months Ended		For the Six Months Ended
	2007	2006 (Restated)	2007	2006 (Restated)

OPERATING REVENUES	$2,475,930	$2,007,848	$4,871,985	$4,022,649

OPERATING EXPENSES
Cost of services	1,458,814	940,610	2,609,605	1,826,482
Depreciation and amortization	251,984	245,928	486,410	488,677
Selling, general, and administrative	524,573	588,756	1,149,379	1,101,523

	2,235,371	1,775,294	4,245,394	3,416,682

OPERATING INCOME	240,559	232,554	626,591	605,967

OTHER INCOME (EXPENSES)
Interest and dividend income	139,525	75,736	283,697	169,565
Gain or (Loss) on sale of investments	(16,813)	1,163,437	(21,608)	1,163,436
Gain or (Loss) on disposal of assets	8,163	(21,714)	9,963	(21,714)
Interest expense	(23,375)	(26,448)	(47,536)	(53,633)
Income from equity investments	397,297	361,154	813,812	701,765
Other, net	(3,093)	3,650	(15,032)	3,273

	501,704	1,555,815	1,023,296	1,962,692

INCOME BEFORE INCOME TAXES	742,263	1,788,369	1,649,887	2,568,659

INCOME TAXES	260,240	637,505	579,018	887,206

NET INCOME	$482,023	$1,150,864	$1,070,869	$1,681,453

NET INCOME PER COMMON SHARE	$15.54	$37.10	$34.53	$54.20

DIVIDENDS PER COMMON SHARE	$7.00	$7.00	$7.00	$7.00

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2005	31,023	$11,075,211	$6,583,060	$17,658,271

Comprehensive income:
Net Income			2,818,877	2,818,877

Dividends paid			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006	31,016	12,220,304	8,036,925	20,257,229

Comprehensive income:
Net Income			1,070,869	1,070,869

Dividends paid			(217,112)	(217,112)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at June 30, 2007	31,016	$14,174,312	$6,936,674	$21,110,986

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three and Six Months Ended June 30, 2007 and 2006

	2007	2006 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,070,869	$1,681,453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	486,410	488,677
Deferred income taxes	(52,298)	129,807
Amortization of investment premium/discount - net	19,501	20,870
Equity income in unconsolidated affiliates, net of distributions received of $672,277 and $531,661 in 2007 and 2006, respectively	(141,534)	(170,104)
Realized (gain) or loss on sale of property	(59,274)	21,714
Note receivable discount	—	(814)
(Gain) or loss on sale of marketable securities	(17,322)	7,144
Gain on sale of investments - at cost	—	(1,170,211)
Changes in assets and liabilities:
(Increase) Decrease in assets:	(152,075)	109,563
Increase (Decrease) in liabilities:	404,193	(669,049)

Net cash provided by operating activities	1,558,470	449,050

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(333,739)	(20,550)
Proceeds from the sale of assets	57,474	66,257
Purchase of marketable securities	(754,149)	(1,307,553)
Purchase of equity investments	(169,412)	—
Purchase of other investments - at cost	—	(1,854)
Proceeds from the sale of marketable securities	683,634	552,874
Proceeds from the sale of other investments - at cost	13,808	1,343,701

Net cash used in investing activities	(502,384)	632,875

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(86,415)	(80,900)
Dividends paid	(217,112)	(217,161)

Net cash used in financing activites	$(303,527)	$(298,061)

Net Increase in Cash and Cash Equivalents	$752,559	$783,864

Cash and Cash Equivalents at Beginning of Period	777,708	739,741

Cash and Cash Equivalents at End of Period	$1,530,267	$1,523,605

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$47,536	$53,633
Income taxes	$672,445	$1,148,298

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006 and the results of operation and changes in cash flows for the three and six months ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements. The results of operations for the three and six month period ended June 30, 2007 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $61,369 and $14,420 during the six months ended June 30, 2007 and June 30, 2006, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at June 30, 2007 and June 30, 2006.

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

Six Months Ended June 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$4,194,774	$356,986	$320,225	$4,871,985
Segment profit (loss)	1,443,955	(103,198)	(269,888)	1,070,869

Six Months Ended June 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$3,336,358	$368,650	$317,641	$4,022,649
Segment profit (loss)	2,044,709	(109,720)	(253,536)	1,681,453

Three Months Ended June 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,132,827	$178,713	$164,390	$2,475,930
Segment profit (loss)	629,253	(50,077)	(97,153)	482,023

Three Months Ended June 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$1,667,556	$182,649	$157,643	$2,007,848
Segment profit (loss)	1,344,020	(67,896)	(125,260)	1,150,864

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for June 30, 2007 and 2006 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2007 and 2006 were 31,016 and 31,023 and 31,016 and 31,023, respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During April 2007, the board of directors authorized a $63 increase in the stated value of each share of common stock from $394 to $457. There were 31,016 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,954,008.

During July 2006, the board of directors authorized a $37 increase in the stated value of each share of common stock from $357 to $394. There were 31,023 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,147,851.

NOTE 6.	PRIOR PERIOD RESTATEMENTS

The Company restated its income from equity investments for the three and six months ended June 30, 2006. The Company determined to restate its income from equity investments from the accepted method of a twelve-month period ending September 30th to a better method of a twelve-month period ending December 31st, when calendar year or quarterly financial statements became available for each of the periods ending 2005 and 2006 for these investments. The Company determined to make the change in accounting method to have uniformity in its reporting period for all of the financial information presented in its financial statements.

The change in accounting method for the three and six months ended June 30, 2006 resulted in a $32,065 decrease and a $25,695 increase in income from equity investments, respectively. After an adjustment to income taxes, net income for the three and six months ended June 30, 2006, decreased $18,918, or $0.61 per share, and increased $15,160, or $0.49 per share, respectively.

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

Breda has negotiated an interconnection agreement with six wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa, and since January 2006 has been able to receive payments for consolidating and switching its own traffic. Breda also finalized agreements in July 2006 to consolidate and switch the traffic of two surrounding telcos. During third quarter 2006, Breda partnered with vendors that allowed Breda to offer conference-bridging services over its networks. Breda expanded the conference-bridging services with a second bridge in March 2007. Breda bills and receives access revenue for the conference bridge traffic actually utilizing its networks. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll now allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, June 30, 2006, and June 30, 2007:

	Three Months Ended June 30,		% of Total Revenues for the Three Months Ended Ended June 30,

	2007	2006 (Restated)	2007	2006 (Restated)

OPERATING REVENUES
Local exchange carrier services	$2,132,827	$1,667,557	86.1%	83.1%
Broadcast services	178,713	182,649	7.2%	9.1%
Internet services	164,390	157,642	6.7%	7.8%

	$2,475,930	$2,007,848	100.0%	100.0%

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006 (Restated)	2007	2006 (Restated)

Operating revenues	100%	100%	100%	100%
Cost of services	59%	47%	54%	45%
Depreciation and amortization	10%	12%	10%	12%
Selling, general and administrative	21%	29%	23%	28%

Operating income	10%	12%	13%	15%
Other income (expenses)	20%	77%	21%	49%
Income taxes	11%	32%	12%	22%

Net income	19%	57%	22%	42%

Three Months Ended June 30, 2007 and 2006

The table below sets forth the components of Breda’s revenues for the three months ended June 30, 2007, compared to the same period in 2006.

	Three Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$228,311	$222,930	$5,381	2.4%
Network access services	1,414,652	1,001,832	412,820	41.2%
Long distance services	61,567	73,204	(11,637)	-15.9%
Cellular services	382,040	341,848	40,192	11.8%
Billing and collection services	3,198	4,614	(1,416)	-30.7%
Miscellaneous	43,059	23,129	19,930	86.2%

	$2,132,827	$1,667,557	$465,270	27.9%

Broadcast Services	$178,713	$182,649	$(3,936)	-2.2%

Internet services	$164,390	$157,642	$6,748	4.3%

	$2,475,930	$2,007,848	$468,082	23.3%

There was an increase in total operating revenues for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006, of $468,082, or 23.3%.

Local Exchange Carrier Services - $465,270

Local exchange carrier services revenues accounted for 86.1% of all operating revenues in the three-month period ended June 30, 2007. There was a $465,270, or 27.9%, increase in local exchange carrier services revenues for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006.

Local network services revenues increased $5,381, or 2.4%, for the three months ended June 30, 2007, as compared to the same period in 2006, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue decreased $11,637, or 15.9%, for the three months ended June 30, 2007, as compared to the three-month period ended June 30, 2006. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Breda’s underlying long distance carrier experienced some billing problems in the recording and transmitting of call detail records which prohibited Breda’s billing of its end users for some of their long distance calls. Breda has been working with its carrier to resolve the problem and to recover information on unbilled calls since the inception of services from the carrier in the last quarter 2006 and the first quarter 2007. All available unbilled records were billed to the end users subsequent to June 30, 2007, when billing was processed for August 1, 2007. Breda also experienced billing software problems with its calling plans, which caused minutes to not be billed to customers in some of its package LD plans. Breda is also working with its billing software vendor to recapture and bill these minutes after March 2007.  Breda does not believe that these adjustments will be material to its financial statements.

Network access services increased $412,820, or 41.2%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. This increase mainly resulted from increased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive some tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the three-month period ended June 30, 2006. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $40,192, or 11.8%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. While Breda’s cellular customer count was nearly identical during the three-month periods ended June 30, 2007, and June 30, 2006, its customer equipment sales did increase during the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. This increase was the cause of the increased cellular revenue during the three-month period ended June 30, 2007.

Combined miscellaneous and billing/collection revenues increased $18,514, or 66.7%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue, for which there was no corresponding revenue during the three month period ended June 30, 2006. This increase mainly represents changes in fiber optic rental contracts between the two three-month periods and the revenue generated from the provision of tandem switching services to neighboring telephone companies.

Broadcast Services – ($3,936)

Broadcast services decreased $3,936, or 2.2%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. Tele-Services continues to lose customers and to face stiff competition from satellite providers who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $6,748

Internet services revenue increased $6,748, or 24.3%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. Breda has seen an increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Effective May 2007, Breda consolidated its high-speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the three-month period ended June 30, 2007. Also, with the advent of newer technologies that expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended June 30, 2007, compared to the same period in 2006.

	Three Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$780,363	$250,799	$529,564	211.2%
Plant nonspecific operations	88,982	79,321	9,661	12.2%
Cost of long distance	42,011	48,252	(6,241)	-12.9%
Cost of cellular	298,975	309,856	(10,881)	-3.5%
Cost of internet	139,359	162,437	(23,078)	-14.2%
Cost of programming	109,124	89,945	19,179	21.3%

Total cost of services	$1,458,814	$940,610	$518,204	55.1%

Depreciation and amortization	$251,984	$245,928	$6,056	2.5%

Selling, general and administration
Customer operations	$199,750	$179,730	$20,020	11.1%
Corporate operations	279,705	357,813	(78,108)	-21.8%
General taxes	45,118	51,213	(6,095)	-11.9%

Total selling, general and administration	$524,573	$588,756	$(64,183)	-10.9%

	$2,235,371	$1,775,294	$460,077	25.9%

Cost of Services - $518,204

Cost of services increased $518,204, or 55.1%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. $526,080 of the increased costs was incurred for the provisioning of the conference bridge services, which began in July 2006, and for which there is no corresponding cost during the three-month period ended June 30, 2006. Some additional increased costs arose from labor rate increases implemented in 2007 when comparing the two three-month periods. There was a $6,241, or 12.9%, decrease in long distance provision costs, a $10,881, or 3.5%, decrease in cellular service provisioning costs and a $23,078, 14.2%, decrease in Internet provisioning costs when comparing the three-month period ended June 30, 2007 to the three-month period ended June 30, 2006. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 12.3% increase in customers subscribing to Breda’s long distance services for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006.

While Tele-Services overall customer growth for cable TV services continued to decline, its programming costs increased $19,179, or 21.3%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. Even though Tele-

Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $6,056

Depreciation and amortization expense increased $6,056, or 2.5%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006.

Selling, General and Administration –($64,183)

Selling, general and administration expenses decreased $64,183, or 10.9%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. This decrease is mainly attributable to a decrease in management and consultant fees which were no longer needed after the hiring of a CEO and a COO on July 1, 2006. There was also a decrease in consulting and legal fees for the three-month period ended June 30, 2007. There were increased outside consulting services to analyze and pursue new business opportunities in the industry during the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended June 30, 2007, compared to the same period in 2006.

	Three Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$139,525	$75,736	$63,789	84.2%
Gain or (Loss) on sale of investments	(16,813)	1,163,437	(1,180,250)	-101.4%
Gain or (Loss) on disposal of assets	8,163	(21,714)	29,877	-137.6%
Interest expense	(23,375)	(26,448)	3,073	-11.6%
Income from equity investments	397,297	361,154	36,143	10.0%
Other, net	(3,093)	3,650	(6,743)	-184.7%

	$501,704	$1,555,815	$(1,054,111)	-67.8%

Interest and Dividend Income. Interest and dividend income increased $63,789, or 84.2%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. .

Loss on sale of investments. The $16,813 loss on sale of investments for the three-month period ended June 30, 2007, represents the loss on the redemption of temporary investments, for which there is no corresponding entry in the same three-month period in 2006. During the three-month period ended June 30, 2006, Breda had over a million dollar gain from the redemption of its Rural Telephone Bank stock in April 2006, and for which there is no corresponding entry for the three-month period ended June 30, 2007.

Gain on disposal of assets. The $8,163 gain on disposal of assets for the three-month period ended June 30, 2007, represents the gain from the sale or trade-in of service vehicles, for which there is no corresponding entry in the same three-month period in 2006. The $21,714 loss on disposal of assets for the three-month period ended June 30, 2006 represents the loss from the sale of a building at 526 N. Carroll Street, in Carroll, Iowa.

Interest Expense. The $3,073, or 11.6%, decrease in interest expense for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments increased $36,143, or 10.0%, for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended June 30, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $6,743 decrease in other net income for the three-month period ended June 30, 2007, when compared to the three-month period ended June 30, 2006, is mainly attributable to increased partnership-related expenses.

Income Tax Expense. Income taxes decreased $377,265, or 59.2%, for the three-month period ended June 30, 2007, when compared to the same period in 2006. The decrease is attributable to there being no comparable sales or redemptions of investments during the three-month period ended June 30, 2007, to match the redemption of the Rural Telephone Bank stock that occurred during the three-month period ended June 30, 2006. The effective tax rate for the three-month period ended June 30, 2007 is 35.1%, compared to a 35.6% tax rate for the same three-month period in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income decreased $668,841, or 58.1%, for the three-month period ended June 30, 2007, when compared to the same period in 2006. While operating income was almost identical during the two three-month periods, there was no material gain on the sale of investments during the three-month period ended June 30, 2007, to correspond to the $1,170,211 gain on the redemption of Rural Telephone Bank stock during the three-month period ended June 30, 2006.

Six months Ended June 30, 2007 and 2006

The table below sets forth the components of Breda’s revenues for the six months ended June 30, 2007, compared to the same period in 2006.

	Six Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$457,350	$441,762	$15,588	3.5%
Network access services	2,747,369	1,993,877	753,492	37.8%
Long distance services	129,734	181,642	(51,908)	-28.6%
Cellular services	754,498	674,626	79,872	11.8%
Billing and collection services	6,444	7,758	(1,314)	-16.9%
Miscellaneous	99,379	36,693	62,686	170.8%

	$4,194,774	$3,336,358	$858,416	25.7%

Broadcast Services	$356,986	$368,650	$(11,664)	-3.2%

Internet services	$320,225	$317,641	$2,584	0.8%

	$4,871,985	$4,022,649	$849,336	21.1%

There was an increase in total operating revenues for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006, of $849,336, or 21.1%.

Local Exchange Carrier Services - $858,416

Local exchange carrier services revenues accounted for 86.1% of all operating revenues in the six-month period ended June 30, 2007. There was a $858,416, or 25.7%, increase in local exchange carrier services revenues for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006.

Local network services revenues increased $15,588, or 3.5%, for the six months ended June 30, 2007, as compared to the same period in 2006, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue decreased $51,908, or 28.6%, for the six months ended June 30, 2007, as compared to the six-month period ended June 30, 2006. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Breda’s underlying long distance carrier experienced some billing problems in the recording and transmitting of call detail records which prohibited Breda’s billing of its end users for some of their long distance calls. Breda has been working with its carrier to resolve the problem and to recover information on unbilled calls since the inception of services from the carrier in the last quarter 2006 and the first quarter 2007. All available unbilled records were billed to the end users subsequent to June 30, 2007, when billing was processed for August 1, 2007.  Breda does not believe that these adjustments will be material to its financial statements.

also experienced billing software problems with its calling plans which caused minutes to not be billed to customers in some of its package LD plans. Breda is also working with its billing software vendor to recapture and bill these minutes after March 2007.

Network access services increased $753,492, or 37.8%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. installed a new switch in its Carroll, Iowa location, and is now able to receive some tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There is no corresponding tandem switching revenue for the six-month period ended June 30, 2006. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $79,872, or 11.8%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Breda’s cellular customer count increased 3% during the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. This increased customer count caused a corresponding increase in equipment sales and commissions during the six-month period ended June 30, 2007.

Combined miscellaneous and billing/collection revenues increased $61,372, or 167.3%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue, for which there was no corresponding revenue during the six-month period ended June 30, 2006.

Broadcast Services – ($11,664)

Broadcast services decreased $11,664, or 3.2%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $2,584

Internet services revenue increased $2,584, or .8%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Breda has seen an increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Effective May 1, 2007, Breda consolidated its high-speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the six-month period ended June 30, 2007. Also, with the advent of newer technologies that expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the six months ended June 30, 2007, compared to the same period in 2006.

	Six Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$1,213,181	$463,905	$749,276	161.5%
Plant nonspecific operations	177,078	145,198	31,880	22.0%
Cost of long distance	97,806	102,443	(4,637)	-4.5%
Cost of cellular	588,556	571,228	17,328	3.0%
Cost of internet	317,282	361,528	(44,246)	-12.2%
Cost of programming	215,702	182,180	33,522	18.4%

Total cost of services	$2,609,605	$1,826,482	$783,123	42.9%

Depreciation and amortization	$486,410	$488,677	$(2,267)	-0.5%

Selling, general and administration
Customer operations	$414,089	$365,569	$48,520	13.3%
Corporate operations	642,940	637,873	5,067	0.8%
General taxes	92,350	98,081	(5,731)	-5.8%

Total selling, general and administration	$1,149,379	$1,101,523	$47,856	4.3%

	$4,245,394	$3,416,682	$828,712	24.3%

Cost of Services - $783,123

Cost of services increased $783,123, or 42.9%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Over $500,000 of the increased costs were incurred for the provisioning of the conference bridge services which began in July 2006, and for which there is no corresponding cost during the six-month period ended June 30, 2006. Some additional increased costs arose from labor rate increases implemented in 2007 when comparing the two six-month periods. There was a $4,637, or 4.5%, decrease in long distance provision costs, a $17,328, or 3.0%, increase in cellular service provisioning costs and a $44,246, or 12.2%, decrease in Internet provisioning costs when comparing the six-month period ended June 30, 2007 to the six-month period ended June 30, 2006. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Breda’s cellular provisioning cost increase was directly related to the 3% increase in cellular customers served in the six-month period ended June 30, 2007. Breda’s decrease in Internet provisioning costs resulted mainly from the migration of many of its dial-up customers in its southern Iowa exchanges to high speed Internet services where provisioning could be consolidated for both new and present high speed Internet customers.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 12.2% increase in customers subscribing to Breda’s long distance services for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $33,522, or 18.4%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – ($2,267)

Depreciation and amortization expense decreased $2,267, or .5%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006.

Selling, General and Administration – $47,856

Selling, general and administration expenses increased $47,856, or 4.3%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. This decrease is mainly attributable to a decrease in management and consultant fees which were no longer needed after the hiring of a CEO and a COO on July 1, 2006. There was also a decrease in consulting and legal fees for the six-month period ended June 30, 2007. There were also increased outside consulting services to analyze and pursue new business opportunities in the industry during the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the six-month period ended June 30, 2007, compared to the same period in 2006.

	Six Months Ended June 30,		Change

	2007	2006 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$283,697	$169,565	$114,132	67.3%
Gain or (Loss on sale of investments)	(21,608)	1,163,436	(1,185,044)	-101.9%
Gain or (Loss on disposal of assets)	9,963	(21,714)	31,677	-145.9%
Interest expense	(47,536)	(53,633)	6,097	-11.4%
Income from equity investments	813,812	701,765	112,047	16.0%
Other, net	(15,032)	3,273	(18,305)	-559.3%

	$1,023,296	$1,962,692	$(939,396)	-47.9%

Interest and Dividend Income. Interest and dividend income increased $114,132, or 67.3%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. .

Loss on sale of investments. The $21,608 loss on sale of investments for the six-month period ended June 30, 2007, represents the loss on the redemption of temporary investments, for which there is no corresponding entry in the same six-month period in 2006. During the six-month period ended June 30, 2006, Breda had over a million dollar gain from the redemption of its Rural Telephone Bank stock in April 2006, and for which there is no corresponding entry for the six-month period ended June 30, 2007.

Gain on disposal of assets. The $9,963 gain on disposal of assets for the six-month period ended June 30, 2007, represents the gain from the sale or trade-in of service vehicles, for which there is no corresponding entry in the same six-month period in 2006. The $21,714 loss on disposal of assets for the six-month period ended June 30, 2006 represents the loss from the sale of a building at 526 N. Carroll Street, in Carroll, Iowa.

Interest Expense. The $6,097, or 11.4%, decrease in interest expense for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments increased $112,047, or 16.0%, for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the six-month period ended June 30, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa.

Other, Net. The $18,305 decrease in other net income for the six-month period ended June 30, 2007, when compared to the six-month period ended June 30, 2006, is mainly attributable to increased partnership-related expenses.

Income Tax Expense. Income taxes decreased $308,188, or 34.7%, for the six-month period ended June 30, 2007, when compared to the same period in 2006. The decrease in income tax expense is a direct correlation to the $1,185,044 decrease in the sale of investments because there was no corresponding sale of investments during the six month period ended June 30, 2007 to compare with the redemption of the Rural Telephone Bank stock that occurred during the six-month period ended June 30, 2006. The effective tax rate for the six-month period ended June 30, 2007 is 35.1%, compared to a 34.5% tax rate for the same six-month period in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $610,584, or 36.3%, for the six-month period ended June 30, 2007, when compared to the same period in 2006, and is mainly attributable to revenue generated from conference bridge services.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the six months ended June 30, 2007 and June 30, 2006, cash provided by operating activities was $1,558,470 and $449,050, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. However, all potential acquisitions or investments will be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity as of June 30, 2007, and December 31, 2006.

	As of

	June 30, 2007	December 31, 2006

Short-Term Liquidity
Current Assets	$3,968,941	$2,930,602
Current Liabilities	1,012,232	540,778

Net Working Capital	$2,956,709	$2,389,824

Cash and Cash Equivalents	$1,530,267	$777,708
Short Term Marketable Securities	$776,762	$643,119
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $1,038,339, or 35.4%, for the six-month period ended June 30, 2007, when compared to the year ended December 31, 2006, and was due mainly to the buildup of a liquid cash position for the payment of budgeted capital expenditures before year-end 2007.

Current liabilities increased $471,454, or 87.2%, for the six-month period ended June 30, 2007, when compared to the year ended December 31, 2006. Accounts payable increased $439,060, or 246.2%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of June 30, 2007 for the provisioning of its conference bridge services as compared to the amounts incurred for those purchases as of December 31, 2006. Accrued taxes decreased $51,110, or 41.5%, for the six-month period ended June 30, 2007, when compared to the year ended December 31, 2006. The decrease is attributable to a decrease in the provision for income taxes for the second quarter of 2007. There was also an increase in other accrued liabilities of $77,612. The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll and accrued leave benefits for the six-month period ended June 30, 2007, when compared with the year ended December 31, 2006.

The following table summarizes Breda’s sources and uses of cash for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended June 30,

	2007	2006 (Restated)

Net Cash Provided (Used)
Operating Activities	$1,558,470	$449,050
Investing Activities	(502,384)	632,875
Financing Activities	(303,527)	(298,061)

For the six months ended June 30, 2007 and June 30, 2006, cash provided by operating activities was $1,558,470 and $449,050, respectively.

Cash used in investing activities for the six-month period ended June 30, 2007 was $502,384, and cash generated by investing activities was $632,875 for the six-month period ended June 30, 2006. During the six-month period ended June 30, 2007, $333,739 was used to purchase assets such as battery backups, service vehicles, bucket truck, central office equipment, cable and wire facilities and Internet equipment. The capital expenditures were a $284,913 increase in cash used when compared to the six-month period ended June 30, 2006. Marketable securities were sold for $683,634 during the six-month period ended June 30, 2007, but $754,149 of marketable securities were purchased for a net purchase of $70,515. During the six-month period ended June 30, 2006, the net purchase of marketable securities was $754,679.

During the six-month period ended June 30, 2007, Breda also contributed additional capital in the amount of $169,412 to its Spiralight Networks, LLC investment, which retained Breda’s 35.2941% interest.

Cash used in financing activities was $303,527 for the six-month period ended June 30, 2007, and $298,061 for the six-month period ended June 30, 2006. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt and the cash used to pay dividends to shareholders.

Long Term Debt

As of June 30, 2007, Breda had $1,228,519 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2007, capital expenditures were $333,739.

Breda’s contractual obligations as of June 30, 2007 are:

2007	$89,313	$181,621
2008	187,710	194,003
2009	200,507	207,230
2010	214,177	221,358
2011	228,779	236,449
2012 and After	308,033	187,858

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

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that Breda recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of Breda’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on Breda’s financial position, results of operations or cash flows.

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

On the disbursement side, some proposals would limit the number of eligible telecommunication carriers by specifying the criteria that must be met by recipients, including that the provider must provide service throughout their service area; remain functional in emergency situations; and satisfy both consumer protection and service quality standards. Unlike present USF payments, the proposals include that USF payments would allow recovery based on actual costs, rather than the incumbent carrier’s costs. State industry organizations have filed reply comments in the FCC docket relating to capping the funding received by competitive carriers

Breda believes that federal universal service fund changes will occur but is unable to determine an estimated time frame or estimated financial ramifications as of the date of this filing

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates. In a letter dated January 15, 2007, NECA notified Breda that beginning July 1, 2007 most carriers could expect an overall average cost settlement decrease of 7.27% as a result of the new settlement formulas filed by NECA with the FCC in December 2006. Overall, NECA projected that the majority of companies’ settlements will decrease between 5% and 15%. The decrease generally reflects new overall reduced cost levels and decreases due to Line Haul Distance Sensitive formula structure changes. NECA’s 2007 Modification of Average Schedules filing included a proposed transition plan to help companies adjust to reduced settlements. The FCC has approved both the proposed formulas and the proposed transition plan. Breda estimates, based on the information provided by NECA, that Breda could receive $322,860 (17.8%) less per year in average schedule payments after the 24-month transition period is completed.

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

For telephone companies with separate broadband and VoIP entities, these requirements are in addition to those for their carrier operations, and require separate reports to be filed for each operation. Breda has enlisted Iowa Network Services to be its Trusted Third Party resource in meeting the CALEA requirements. As of the date of this filing, Breda has filed all required CALEA reports.

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

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. As of May 1, 2007, Breda began offering a 256 Mbps high speed Internet service option with a reduced price to its customers. This service has been extremely well received by Breda’s customers and many of its dial-up customers are converting to this high speed Internet offering.

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

Beginning in late 2006, AT&T began withholding payment of access charges from many of the Iowa independent telephone companies (ILECs) that provided conference-bridging services because AT&T thought the ILEC and CLEC (competitive local exchange carrier such as BTC, Inc.) access charges and traffic volumes were too high. Within a matter of weeks, Qwest, Verizon, Sprint and AT&T Wireless also began to withhold payment of access charges. In response, and consistent with the FCC’s explicit orders on this matter, seven of the Iowa ILECs filed a collection action in federal district court for collection of these charges.

Breda is not a party to any of these lawsuits or collection actions, and is presently being paid for conference bridging services by most carriers. However, beginning in May 2007, Verizon Business, who is now the payer of access charges for carriers previously identified as MCI and Wiltel, stopped payment of access charges for conference bridge traffic traversing MCI and Wiltel networks. On July 27, 2007, BTC, Inc. received an e-mailed Dispute Notification from Verizon Business disputing interstate and intrastate switched access charges billed by BTC, Inc. to Verizon Business between October 1, 2006, and July 2007. BTC, Inc. is working with legal counsel to determine what collection actions should be taken against Verizon Business for the $203,010 in unpaid access charges. In addition to determining what legal course of action should be taken against Verizon Business, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks. BTC, Inc. anticipates rulings and decisions on many of these outstanding cases and proceedings within six weeks to two months.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone and the other owners of Desktop Media, L.L.C. signed a purchase agreement on June 26, 2007 to sell their interests in Desktop Media, L.L.C. The proposed sale must receive the approval of the Minnesota Public Utilities Commission and Breda anticipates that it should know by September 30, 2007 if this sale can proceed. Breda anticipates that this sale would result in an $117,500 gain and that cash generated from the down payment and installment payments from purchaser financing arrangements would be approximately $337,800. Breda anticipates that a sale may be finalized by year-end 2007.

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

Prairie Telephone purchased a 35.29% interest in Spiralight Network, L.L.C. on December 28, 2006 for $960,000. On May 24, 2007, Prairie Telephone contributed its prorata share of a capital call by Spiralight Network, L.L.C. in the amount of $169,411.72. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota. The investment is accounted for on the equity method of accounting.

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

Breda did not sell any shares of its common stock during the period of April 1, 2007 through June 30, 2007.

Breda did not purchase any shares of its common stock from shareholders during the period of April 1, 2007 through June 30, 2007.

There were 19 transfers of shares of Breda’s common stock during the period of April 1, 2007 through June 30, 2007 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. One transaction involved 2 shares which were sold for $400 per share. Another transaction involved 2 shares which were sold for $457 per share. A third transaction involved 11 shares which were sold for $457 per share. A fourth transaction involved 10 shares which were sold for $460 per share. There were 15 transfers that did not involve the payment of any consideration. A summary of those transactions is as follows:

	a)	348 shares were transferred out of an estate to four individuals;

	b)	212 shares were transferred out of an estate to nine individuals;

	c)	2 shares were transferred to two individuals;

	d)	2 shares were transferred to one individual;

	e)	15 shares were transferred to one individual;

f)	30 shares were transferred to two individuals;

g)	212 shares were transferred to a trust;

h)	2 shares were transferred to a trust;

i)	306 shares were transferred to a trust;

j)	92 shares were transferred to four individuals;

k)	212 shares were transferred to two individuals;

l)	2 shares were transferred to one individual;

m)	152 shares were transferred out of an estate to three individuals;

n)	150 shares were transferred to a trust; and

o)	81 shares were transferred to one individual.

Item 3.	Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of April 1, 2007 through June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Breda was held on June 25, 2007. The only matters voted upon by the shareholders at the annual meeting were the election of two directors for Breda and the ratification of the appointment of Breda’s auditors for the year 2007.

The two directors whose term expired at the annual meeting were Charles Thatcher and Neil Kanne. Mr. Thatcher and Mr. Kanne were also the only nominees for the two director positions, and they were both elected at the annual meeting to serve as directors of Breda until the annual meeting of the shareholders of Breda to be held in 2010.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the two nominees for election as a director of Breda was as follows:

Nominee	For	Against or Withheld	Abstentions	Broker Non-Votes

Charles Thatcher	190	—	—	—

Neil Kanne	178	—	—	—

The other directors whose term of office continued after the annual meeting of the shareholders were the following individuals:

David Grabner	Daniel Nieland
Rick Anthofer	Clifford Neumayer
Robert Buelt

The only other matter voted upon by the shareholders at the annual meeting was the ratification of Keisling Associates, LLP as Breda’s auditors for the year 2007. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes regarding this matter was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

178	14	30	—

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2007 through June 30, 2007 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2007 through June 30, 2007 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

Date:	August 14, 2007.	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date:	August 14, 2007.	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-QSB
Three Months Ended June 30, 2007
BREDA TELEPHONE CORP.

Description of Exhibit			Page

3.	Articles of Incorporation and Bylaws

3.1

Articles of Restatement of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda’s Form 10-QSB for the quarterly period ended March 31, 2007 and filed May 14, 2007, and incorporated herein by this reference.)

	3.2	Second Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda’s Form 8-K filed April 4, 2007, and incorporated herein by this reference.)

10.	Material Contracts

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

31.	Rule 13a-14(a)/15d-14(a) Certifications

	*31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-1

	*31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32.	Section 1350 Certifications

	*32.1	Section 1350 Certification of Chief Executive Officer	E-3

	*32.2	Section 1350 Certification of Chief Financial Officer	E-4

*Included with this filing.