Form 10QSB
period 2007-09-30
BREDA TELEPHONE CORP
filed 2007-11-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at October 1, 2007.

                 Transitional Small Business Disclosure Format (Check one):      Yes  ☐    No ☒

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

Breda Telephone Corp. And Subsidiaries Breda, IA

Condensed Consolidated Financial Statements For the Periods Ended September 30, 2007 and 2006 And the Year Ended December 31, 2006
1

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED BALANCE SHEETS September 30, 2007 and December 31, 2006

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,547,489	$777,708
Marketable securities	725,142	643,119
Accounts receivable, net of allowances of $356,695 and $46,750 in 2007 and 2006, respectively	1,669,552	995,861
Interest receivable	96,315	82,241
Current portion of note receivable, less allowance of $219,691 in 2006	254,383	220,283
Inventory, at average cost	197,082	151,659
Other	28,797	47,440
Deferred income taxes	12,319	12,291

	4,531,079	2,930,602

OTHER NONCURRENT ASSETS
Marketable securities	7,020,650	6,775,348
Investments in unconsolidated affiliates at equity	8,122,836	7,562,375
Other investments at cost	608,746	622,554
Goodwill	896,812	896,812

	16,649,044	15,857,089

PROPERTY, PLANT AND EQUIPMENT	4,468,799	4,509,149

TOTAL ASSETS	$25,648,922	$23,296,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$184,640	$175,729
Accounts payable	756,731	178,331

Accrued taxes	69,192	123,301
Other	131,260	63,417

	1,141,823	540,778

LONG-TERM DEBT, less current portion	999,590	1,139,205

OTHER NONCURRENT LIABILITIES	1,489,077	1,359,628

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 shares issued and outstanding at $457 and $394 stated values, respectively	14,174,312	12,220,304
Retained earnings	7,844,120	8,036,925

	22,018,432	20,257,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,648,922	$23,296,840

The accompanying notes are an integral part of these consolidated financial statements.
2

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months Ended		For the Nine Months Ended
	2007	2006	2007	2006
		(Restated)		(Restated)

OPERATING REVENUES	$2,843,491	$2,314,272	$7,715,475	$6,351,101

OPERATING EXPENSES
Cost of services	1,365,729	1,026,859	3,975,332	2,867,521
Depreciation and amortization	262,748	238,555	749,157	727,232
Selling, general, and administrative	496,864	546,393	1,646,243	1,647,916

	2,125,341	1,811,807	6,370,732	5,242,669

OPERATING INCOME	718,150	502,465	1,344,743	1,108,432

OTHER INCOME (EXPENSES)
Interest and dividend income	93,137	103,427	376,834	272,993
Gain or (Loss) on sale of investments	89,166	(197)	67,558	1,163,201

Gain or (Loss) on disposal of assets	7,515	—	17,478	(21,714)
Interest expense	(22,574)	(25,698)	(70,110)	(79,331)
Income from equity investments	584,598	680,327	1,398,410	1,382,092
Other, net	(23,749)	8,716	(38,782)	12,027

	728,093	766,575	1,751,388	2,729,268

INCOME BEFORE INCOME TAXES	1,446,243	1,269,040	3,096,131	3,837,700

INCOME TAXES	538,798	635,647	1,117,816	1,522,852

NET INCOME	$907,445	$633,393	$1,978,315	$2,314,848

NET INCOME PER COMMON SHARE	$29.26	$20.42	$63.78	$74.62

DIVIDENDS PER COMMON SHARE	$—	$—	$7.00	$7.00

The accompanying notes are an integral part of these consolidated financial statements.
3

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total

	Shares	Amount

Balance at December 31, 2005 (Audited)	31,023	$11,075,211	$6,583,060	$17,658,271

Comprehensive income:
Net Income			2,818,877	2,818,877

Dividends paid			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006 (Audited)	31,016	12,220,304	8,036,925	20,257,229

Comprehensive income:
Net Income			1,978,315	1,978,315

Dividends paid			(217,112)	(217,112)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at September 30, 2007 (Unaudited)	31,016	$14,174,312	$7,844,120	$22,018,432

The accompanying notes are an integral part of these consolidated financial statements.
4

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,978,315	$2,314,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	749,157	727,232
Deferred income taxes	129,421	285,316
Amortization of investment premium/discount - net	31,167	44,846
Equity income in unconsolidated affiliates, net of distributions received of $1,007,361 and $952,189 in 2007 and 2006, respectively	(391,049)	(429,903)
Realized (gain) or loss on sale of property	(17,478)	21,714
Note receivable discount	—	(814)
(Gain) or loss on sale of marketable securities	29,542	—
Gain on sale of equity investments	(97,100)
Gain on sale of investments - at cost	—	(1,170,211)
Changes in assets and liabilities:
(Increase) Decrease in assets	(714,545)	(82,002)
Increase (Decrease) in liabilities	591,134	(544,144)

Net cash provided by operating activities	2,288,564	1,166,882

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(708,714)	(235,855)
Proceeds from the sale of assets	18,385	116,247
Purchase of marketable securities	(1,552,612)	(2,527,911)
Purchase of equity investments	(169,412)	—
Purchase of other investments - at cost	(2,094)	(1,854)
Proceeds from the sale of marketable securities	1,164,578	788,703
Proceeds from the sale of equity investments, net of issuance of note receivable	63,000
Proceeds from the sale of other investments - at cost	15,902	1,343,701

Net cash used in investing activities	(1,170,967)	(516,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(130,704)	(122,362)
Dividends paid	(217,112)	(217,161)

Net cash used in financing activites	$(347,816)	$(339,523)

Net Increase in Cash and Cash Equivalents	$769,781	$310,390

Cash and Cash Equivalents at Beginning of Period	777,708	739,741

Cash and Cash Equivalents at End of Period	$1,547,489	$1,050,131

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$70,110	$79,331
Income taxes	$980,855	$1,326,635

The accompanying notes are an integral part of these consolidated financial statements.
5

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements. The results of operations for the three and nine month period ended September 30, 2007 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2006 financial statements to conform with the 2007 presentations.

NOTE 2. NONCASH INVESTING ACTIVITIES

Noncash investing activities included $1,000 and $0 during the nine months ended September 30, 2007 and September 30, 2006, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2007 and September 30, 2006.

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.
6

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTE 3. OPERATING SEGMENTS (Continued)

Nine Months Ended September 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$6,690,830	$535,648	$488,997	$7,715,475
Segment profit (loss)	2,595,986	(158,010)	(459,661)	1,978,315

Nine Months Ended September 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$5,332,314	$549,763	$469,024	$6,351,101
Segment profit (loss)	2,887,598	(153,431)	(419,319)	2,314,848

Three Months Ended September 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,496,057	$178,662	$168,772	$2,843,491
Segment profit (loss)	1,152,030	(54,812)	(189,773)	907,445

Three Months Ended September 30, 2006	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$1,981,776	$181,113	$151,383	$2,314,272
Segment profit (loss)	842,887	(43,711)	(165,783)	633,393

NOTE 4. NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2007 and 2006 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2007 and 2006 were 31,016 and 31,023 respectively.

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

NOTE 6. PRIOR PERIOD RESTATEMENTS

The Company restated its income from equity investments for the three and nine months ended September 30, 2006. The Company determined to restate its income from equity investments
7

from the accepted method of a twelve-month period ending September 30th to a better method of a twelve-month period ending December 31st, when calendar year or quarterly financial statements became available for each of the periods ending 2005 and 2006 for these investments. The Company determined to make the change in accounting method to have uniformity in its reporting period for all of the financial information presented in its financial statements.

The change in accounting method for the three and nine months ended September 30, 2006 resulted in a $212,445 increase and a $238,141 increase in income from equity investments, respectively. After an adjustment to income taxes, net income for the three and nine months ended September 30, 2006, increased $125,342, or $4.04 per share, and increased $140,504, or $4.53 per share, respectively.

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

Breda and its subsidiaries operate seven telephone exchanges as the incumbent or “historical” local exchange carrier (ILEC) and one telephone exchange as the competitive local exchange carrier (CLEC) in Carroll, Iowa, where Qwest is the incumbent local exchange carrier. Other telecommunications services provided include long distance services, dial-up and high-speed Internet services, cable TV services, and satellite Internet services.

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
9

Local Exchange Carrier Breda Prairie Telephone Co., Inc. Westside Independent Telephone Company BTC, Inc. (competitive local exchange carrier)

Broadcast Services Tele-Services, Ltd. Internet Service Provider BTC, Inc. Factors Affecting Breda’s Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda’s results of operations. These factors include the following:

•
The effect on Breda’s revenues of declining numbers of access lines caused by customer migration to cell phone usage only; technology advances allowing the provisioning of Internet (data) services on the same access line as voice service; technology advances provisioning residential and business voice services over data circuits (VOIP); and the declining population base in the rural areas served by Breda.

Breda’s strategic response to this trend includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. During third quarter 2006, Breda successfully deployed new long-reach, high-speed Internet technology in each of its ILEC towns that did not have high-speed Internet services from Breda. Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda also competes with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

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

Breda implemented new switching capabilities for the Carroll, Iowa market in July, 2006 that allow Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. The switching capabilities also allow Breda to look at bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services.

Breda continues to evaluate and adjust its package offerings and pricing structures in order to attempt to remain competitive.

•
The effect on Breda’s revenues from decreased customer counts for dial-up Internet and cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and the cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to look to consolidating cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services. Breda is also looking at the option of possibly selling some of its cable TV properties.

•
The effect on Breda’s revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda’s telephone exchanges. The proliferation of cell/wireless phone usage, and the designation of new technology by the FCC as data services, instead of voice services, has both decreased the “minutes of use” on Breda’s networks, which results in less access revenue, and caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll, Iowa allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, September 30, 2006, and September 30, 2007:

	Three Months Ended September 30,		% of Total Revenues for the Three Months Ended Ended September 30,

	2007	2006	2007	2006

OPERATING REVENUES
Local exchange carrier services	$2,496,057	$1,981,776	87.8%	85.6%
Broadcast services	178,663	181,113	6.3%	7.8%
Internet services	168,771	151,383	5.9%	6.6%

	$2,843,491	$2,314,272	100.0%	100.0%

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

Broadcast Services. The revenues in this segment are generated from the monthly fees charged to customers for basic and premium cable TV services.
12

Internet Services.   The bulk of the revenues in this segment arise from monthly dial-up and high-speed Internet access services fees billed to residential and business customers. Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees. This revenue category also includes revenue generated through the offering of a satellite-based Internet service.

Operating Expenses

Operating Expense Categories. Breda’s operating expenses are categorized as cost of services; depreciation and amortization; and selling, general and administrative.

Cost of Services.   This category includes expenses for salaries and wages relating to plant operation and maintenance; network access costs; long distance provisioning costs; conference bridge provisioning costs; salary, wage, equipment, training, and advertising costs for cellular and retail services; postage; utilities; and Internet service provisioning costs.

Depreciation and amortization. This category of costs includes depreciation of the telecommunication equipment and network; Internet services equipment; cable TV programming equipment and transmission equipment; buildings; and amortization of intangible assets.

Selling, General and Administrative. This category includes expenses for legal and accounting services; wages and benefits; contract service payments; travel, meals and lodging; investment fees; board of director fees and expense reimbursements; insurance premiums; supplies; advertising and promotion costs; dues and subscriptions; property taxes; and all customer service operations, marketing and sales operations, and administrative operations costs.

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006 (Restated)	2007	2006 (Restated)

Operating revenues	100%	100%	100%	100%
Cost of services	48%	44%	52%	45%
Depreciation and amortization	9%	10%	10%	11%
Selling, general and administrative	18%	24%	21%	27%

Operating income	25%	22%	17%	17%
Other income (expenses)	26%	33%	23%	43%
Income taxes	19%	27%	14%	24%

Net income	32%	28%	26%	36%

Three Months Ended September 30, 2007 and 2006

The table below sets forth the components of Breda’s revenues for the three months ended September 30, 2007, compared to the same period in 2006.

	Three Months Ended September 30,		Change

	2007	2006	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$228,011	$230,490	$(2,479)	-1.1%
Network access services	1,710,403	1,210,045	500,358	41.4%
Long distance services	137,063	62,934	74,129	117.8%
Cellular services	370,999	415,463	(44,464)	-10.7%
Billing and collection services	2,480	3,391	(911)	-26.9%
Miscellaneous	47,101	59,453	(12,352)	-20.8%

	$2,496,057	$1,981,776	$514,281	26.0%

Broadcast Services	$178,663	$181,113	$(2,450)	-1.4%

Internet services	$168,771	$151,383	$17,388	11.5%

	$2,843,491	$2,314,272	$529,219	22.9%

There was an increase in total operating revenues for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, of $529,219, or 22.9%.

Local Exchange Carrier Services - $514,281

Local exchange carrier services revenues accounted for 87.8% of all operating revenues in the three-month period ended September 30, 2007. There was a $514,281, or 26.0%, increase in local exchange carrier services revenues for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006.

Local network services revenues decreased $2,479, or 1.1%, for the three months ended September 30, 2007, as compared to the same period in 2006, primarily because of a decrease in residential lines. As the number of customers taking high speed Internet instead of dial-up Internet increases, the number of residential lines decrease since high speed Internet does not require a second phone line. Breda’s long distance services revenue increased $74,129, or 117.8%, for the three months ended September 30, 2007, as compared to the three-month period ended September 30, 2006. While Breda has experienced a 12.6% increase in its long distance customer base when comparing the two periods, the increase is offset somewhat by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers and is the main reason for the increase in long distance services revenue.

Part of Breda’s 117.8% increase in long distance revenue for the three months ended September 30, 2007 when compared to the same period in 2006 was because Breda’s underlying long distance carrier experienced some billing problems in the recording and transmitting of call detail records which prohibited Breda’s billing of its end users for some of their long distance calls. Breda and its underlying long distance provider were able to recover information on unbilled calls from the carrier for the last quarter 2006 and the first quarter 2007, and all available unbilled records were billed to the end users when billing was processed for August 1, 2007. Breda also experienced billing software problems with its calling plans, which caused minutes to not be billed to customers in some of its package LD plans during the prior three-month period ended June 30, 2007. Breda’s billing software vendor also was able to recapture this data and Breda billed these minutes during the three-month period ended September 30, 2007. These adjustments totaled approximately $4,477.

Network access services increased $500,358, or 41.4%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. This increase mainly resulted from increased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. implemented new switching capabilities in July 2006 in its Carroll, Iowa location, and is now able to receive some tandem switching rate element payments for consolidating and switching its traffic from three of Breda’s own seven telephone exchanges. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services decreased $44,464, or 10.7%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Breda experienced a 8.5% decrease in its cellular customer count during the three-month period ended September 30, 2007, when compared to the three month period ended September 30, 2006. Breda experienced a decrease in cellular customers during the month of August 2007, when U.S. Cellular ran special Iowa State Fair promotions that included free equipment and special calling packages that Breda and other U.S. Cellular agents were not allowed to offer to the customers in their service areas.

Combined miscellaneous and billing/collection revenues decreased $13,263, or 21.1%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue. Billing and collection revenue continues to decrease since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them. Industry guidelines no longer allow payment for the provisioning of tandem services to neighboring telephone companies so these companies rerouted traffic that was previously tandemed by Breda. Effective August 15, 2007, Breda no longer is providing and receiving payment for these services which resulted in a decrease in revenue. The miscellaneous revenue for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, also decreased because Breda sold fewer key systems during the current three-month period.

Broadcast Services – ($2,450)

Broadcast services decreased $2,450, or 1.4%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Tele-Services continues to lose customers and to face stiff competition from satellite providers who are able to provide extensive channel line-up packages, and who are also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended September 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Breda is also exploring the option of selling some of its cable TV properties. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $17,388

Internet services revenue increased $17,388, or 11.5%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Breda has seen an increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. In May 2007, Breda consolidated its high-speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the three-month period ended September 30, 2007. Also, with the advent of newer technologies that expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. These service offerings were implemented during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended September 30, 2007, compared to the same period in 2006.

	Three Months Ended September 30,		Change

	2007	2006	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$613,614	$314,402	$299,212	95.2%
Plant nonspecific operations	111,889	64,591	47,298	73.2%
Cost of long distance	74,237	43,557	30,680	70.4%
Cost of cellular	293,540	302,260	(8,720)	-2.9%
Cost of internet	164,120	210,792	(46,672)	-22.1%
Cost of programming	108,329	91,257	17,072	18.7%

Total cost of services	$1,365,729	$1,026,859	$338,870	33.0%

Depreciation and amortization	$262,748	$238,555	$24,193	10.1%

Selling, general and administrative
Customer operations	$208,370	$198,983	$9,387	4.7%
Corporate operations	223,909	308,350	(84,441)	-27.4%
General taxes	64,585	39,060	25,525	65.3%

Total selling, general and administrative	$496,864	$546,393	$(49,529)	-9.1%

	$2,125,341	$1,811,807	$313,534	17.3%

Cost of Services - $338,870

Cost of services increased $338,870, or 33.0%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Most all of the $338,870 increased costs were incurred for the provisioning of the conference bridge services, which began in July 2006. Some additional increased costs arose from labor rate increases implemented in 2007 when comparing the two three-month periods. There was a $30,680, or 70.4%, increase in long distance provision costs which is a direct reflection of the increased long distance revenue incurred during the three-month period ended September 30, 2007; a $8,720, or 2.9%, decrease in cellular service provisioning costs and a $46,672, or 22.1%, decrease in Internet provisioning costs when comparing the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 12.6% increase in customers subscribing to Breda’s long distance services for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, which caused the increase in the long distance provisioning costs. Breda’s decrease in cellular service provisioning costs was directly tied to the decrease in cellular customers during the three month period ended September 30, 2007. Breda’s decrease in Internet provisioning costs resulted mainly from the migration of many of its dial-up customers in its southern Iowa exchanges to high speed Internet services where provisioning could be consolidated for both new and present high speed Internet customers.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $17,072, or 18.7%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $24,193

Depreciation and amortization expense increased $24,193, or 10.1%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Breda made significant upgrades to its equipment and networks during 2007. These investments are in service and are now being depreciated.

Selling, General and Administrative –($49,529)

Selling, general and administrative expenses decreased $49,529, or 9.1%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. There was an overall decrease in consulting, accounting and legal fees for the three-month period ended September 30, 2007. While there were outside consulting services utilized to analyze and pursue new business opportunities in the industry during the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, there were no corresponding professional fees for annual meeting and SEC filing services during the three-month period ended September 30, 2007.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2007, compared to the same period in 2006.

	Three Months Ended September 30,		Change

	2007	2006 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$93,137	$103,427	$(10,290)	-9.9%
Gain or (Loss) on sale of investments	89,166	(197)	89,363	45,361.9%
Gain or (Loss) on disposal of assets	7,515	—	7,515	100.0%
Interest expense	(22,574)	(25,698)	3,124	-12.2%
Income from equity investments	584,598	680,327	(95,729)	-14.1%
Other, net	(23,749)	8,716	(32,465)	-372.5%

	$728,093	$766,575	$(38,482)	-5.0%

Interest and Dividend Income. Interest and dividend income decreased $10,290, or 9.9%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Breda’s overall investments increased, and the rates earned increased on investments in both temporary investments and marketable securities on which Breda generates interest income for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. Breda’s interest income decreased with the sale of Desktop Media, LLC because after June 1, 2007, Breda no longer received interest payments of approximately $3,400 per month on the Desktop Media, LLC note receivable.

Gain on sale of investments.  The $89,166 gain on sale of investments for the three-month period ended September 30, 2007, is a combination of the $97,100 gain on the sale of Breda’s investment in Desktop Media, LLP and the net gain/loss on the redemption of temporary investments, for which there is no corresponding entry in the same three-month period in 2006.

Gain on disposal of assets.  The $7,515 gain on disposal of assets for the three-month period ended September 30, 2007, represents the gain from the sale or trade-in of service vehicles and for which there is no corresponding entry in the same three-month period in 2006.

Interest Expense.   The $3,124, or 12.2%, decrease in interest expense for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $95,729, or 14.1%, for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the three-month period ended September 30, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa and in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in Wisconsin and Illinois.

Other, Net.   The $32,465, or 372.5%, decrease in other net income for the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006, is mainly attributable to increased partnership-related expenses.

Income Tax Expense.   Income taxes increased $177,203, or 14.0%, for the three-month period ended September 30, 2007, when compared to the same period in 2006. The increase is a direct reflection of the increased income generated from operations for the three month period ended September 30, 2007 when compared to the three-month period ended September 30, 2006. The effective tax rate for the three-month period ended September 30, 2007 is 37.26%, compared to a 50.09% tax rate for the same three-month period in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income.   Net income increased $274,052, or 43.3%, for the three-month period ended September 30, 2007, when compared to the same period in 2006. Operating income accounted for $215,685 of this increase during the three-month period ended September 30, 2007, when compared to the three-month period ended September 30, 2006.

Nine months Ended September 30, 2007 and 2006

The table below sets forth the components of Breda’s revenues for the nine months ended September 30, 2007, compared to the same period in 2006.

	Nine Months Ended September 30,		Change

	2007	2006	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$685,361	$672,251	$13,110	2.0%
Network access services	4,457,772	3,203,922	1,253,850	39.1%
Long distance services	266,796	244,574	22,222	9.1%
Cellular services	1,125,497	1,090,089	35,408	3.2%
Billing and collection services	8,924	11,149	(2,225)	-20.0%
Miscellaneous	146,480	110,329	36,151	32.8%

	$6,690,830	$5,332,314	$1,358,516	25.5%

Broadcast Services	$535,648	$549,763	$(14,115)	-2.6%

Internet services	$488,997	$469,024	$19,973	4.3%

	$7,715,475	$6,351,101	$1,364,374	21.5%

There was an increase in total operating revenues for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006, of $1,364,374, or 21.5%.

Local Exchange Carrier Services - $1,358,516

Local exchange carrier services revenues accounted for 86.7% of all operating revenues in the nine-month period ended September 30, 2007. There was a $1,358,516, or 25.5%, increase in local exchange carrier services revenues for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006.

Local network services revenues increased $13,110, or 2.0%, for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $22,222, or 9.1%, for the nine months ended September 30, 2007, as compared to the nine-month period ended September 30, 2006. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers. This customer response is reflected in the 12.3% increase in Breda’s customer base and the corresponding increase in its long distance services revenue for the nine month period ended September 30, 2007.

Breda’s underlying long distance carrier experienced some billing problems in the recording and transmitting of call detail records which prohibited Breda’s billing of its end users for some of their long distance calls during the three-month period ended June 30, 2007. Breda worked with its carrier to resolve the problem and all available unbilled records were billed to the end users when billing was processed for August 1, 2007. Breda also experienced billing software problems with its calling plans, which caused minutes to not be billed to customers in some of its package LD plans. Breda also worked with its billing software vendor to recapture and bill these minutes. These adjustments accounted for $4,477 of the increased long distance service revenues.

Network access services increased $1,253,850, or 39.1%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s access revenue has also increased because, as noted previously, BTC, Inc. implemented new switching capabilities in July 2006 in its Carroll, Iowa location, and is now able to receive some tandem switching payments for consolidating and switching its traffic from three of Breda’s own seven telephone exchanges. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $35,408, or 3.2%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Breda’s cellular customer count decreased .4% during the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Even with the almost identical customer count, Breda experienced some increase in equipment sales and cellular commissions revenue during the nine-month period ended September 30, 2007. Breda attributes this increase to the sale of more premium package options, and the sale of more advanced technology equipment.

Combined miscellaneous and billing/collection revenues increased $33,926, or 27.9%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue.

Broadcast Services – ($14,115)

Broadcast services decreased $14,115, or 2.6%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended September 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Breda is also exploring the option of selling some of its cable TV properties. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.

Internet Services – $19,973

Internet services revenue increased $19,973, or 4.3%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Breda has seen an increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Effective May 1, 2007, Breda consolidated its high-speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the nine-month period ended September 30, 2007. Also, with the advent of newer technologies that expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the nine months ended September 30, 2007, compared to the same period in 2006.

	Nine Months Ended September 30,		Change

	2007	2006	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$1,826,795	$788,175	$1,038,620	131.8%
Plant nonspecific operations	288,966	209,788	79,178	37.7%
Cost of long distance	172,043	146,001	26,042	17.8%
Cost of cellular	882,096	873,487	8,609	1.0%
Cost of internet	481,402	576,634	(95,232)	-16.5%
Cost of programming	324,031	273,437	50,594	18.5%

Total cost of services	$3,975,333	$2,867,522	$1,107,811	38.6%

Depreciation and amortization	$749,157	$727,232	$21,925	3.0%

Selling, general and administrative
Customer operations	$622,460	$564,552	$57,908	10.3%
Corporate operations	866,849	946,223	(79,374)	-8.4%
General taxes	156,933	137,140	19,793	14.4%

Total selling, general and administrative	$1,646,242	$1,647,915	$(1,673)	-0.1%

	$6,370,732	$5,242,669	$1,128,063	21.5%

Cost of Services - $1,107,811

Cost of services increased $1,107,811, or 38.6%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Most of the increased costs were incurred for the provisioning of the conference bridge services which began in July 2006. Some additional increased costs arose from labor rate increases implemented in 2007 when comparing the two nine-month periods. There was a $26,042, or 17.8%, increase in long distance provision costs, a $8,609, or 1.0%, increase in cellular service provisioning costs and a $95,232, or 16.5%, decrease in Internet provisioning costs when comparing the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2006. Breda also incurred additional costs for repair and maintenance expenditures for its central offices, equipment and buildings and grounds during the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Breda’s cellular provisioning cost increase reflected the increase in the cost of the cellular equipment, which in turn generated the higher cellular services revenue in the nine-month period ended September 30, 2007. Breda’s decrease in Internet provisioning costs resulted mainly from the migration of many of its dial-up customers in its southern Iowa exchanges to high speed Internet services where provisioning could be consolidated for both new and present high speed Internet customers.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 12.3% increase in customers subscribing to Breda’s long distance services for the nine-month period ended

September 30, 2007, when compared to the nine-month period ended September 30, 2006, which increased both the cost of provisioning long distance services, and the generation of long distance services revenue.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $50,594, or 18.5%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $21,925

Depreciation and amortization expense increased $21,925, or 3.0%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. Breda made significant upgrades to its equipment and networks during 2007. These investments are in service and are now being depreciated.

Selling, General and Administrative – ($1,673)

Selling, general and administrative expenses decreased $1,673, or .1%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. The expenditures during the two three-month periods were nearly identical. There was some decrease in professional and legal fees for the nine-month period ended September 30, 2007 when compared to the nine-month period ended September 30, 2007, because there were no legal, accounting and consulting fees to correspond to the preliminary work done during the nine month period ended September 30, 2006 in preparation for a special shareholder meeting to amend the company’s articles of incorporation. Breda continued to utilize outside consulting services to analyze and pursue new business opportunities in the industry during the nine-month period ended September 30, 2007.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2007, compared to the same period in 2006.

	Nine Months Ended September 30,		Change

	2007	2006 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$376,834	$272,993	$103,841	38.0%
Gain or (Loss) on sale of investments	67,558	1,163,201	(1,095,643)	-94.2%
Gain or (Loss) on disposal of assets	17,478	(21,714)	39,192	180.5%
Interest expense	(70,110)	(79,331)	9,221	-11.6%
Income from equity investments	1,398,410	1,382,092	16,318	1.2%
Other, net	(38,782)	12,027	(50,809)	-422.5%

	$1,751,388	$2,729,268	$(977,880)	-35.8%

Interest and Dividend Income. Interest and dividend income increased $103,841, or 38.0%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. This increase is attributable to increased investments and rates earned on investments in both temporary investments and marketable securities on which Breda generates interest income for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. As noted previously, Breda no longer receives approximately $3,400 per month in interest payments as was the case prior to the sale of Desktop Media, LLC in June 2007.

Gain on sale of investments.  The $67,558 gain on the sale of investments for the nine-month period ended September 30, 2007, is a combination of a $97,100 gain on the sale of Breda’s investment in Desktop Media, LLP and the net gains and losses on the redemption of temporary investments. The $1,163,201 gain on sale of investments for the nine-month period ended September 30, 2006, is a combination of a $1,170,211 gain from the redemption of the Rural Telephone Bank stock in April 2006, and the net gains and losses on the redemption of temporary investments. There is no corresponding entry to the Rural Telephone Bank stock redemption for the nine-month period ended September 30, 2007.

Gain on disposal of assets.  The $17,478 gain on disposal of assets for the nine-month period ended September 30, 2007, represents the gain from the sale or trade-in of service vehicles, and the gain on the sale of a small parcel of land, and a small central office building, in Farragut, IA, for which there is no corresponding entry in the same nine-month period in 2006. The $21,714 loss on disposal of assets for the nine-month period ended September 30, 2006 represents the loss from the sale of a building at 526 N. Carroll Street, in Carroll, Iowa.

Interest Expense.   The $9,221, or 11.6%, decrease in interest expense for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments increased $16,318, or 1.2%, for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the nine-month period ended September 30, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.

Other, Net.   The $50,809, or 422.5%, decrease in other net income for the nine-month period ended September 30, 2007, when compared to the nine-month period ended September 30, 2006, is mainly attributable to increased partnership-related expenses.

Income Tax Expense.   Income taxes decreased $741,569, or 19.3%, for the nine-month period ended September 30, 2007, when compared to the same period in 2006. The decrease in income tax expense is a direct correlation to the $1,095,643 decrease in the sale of investments because there was no corresponding sale of investments during the nine month period ended

September 30, 2007 to compare with the redemption of the Rural Telephone Bank stock that occurred during the nine-month period ended September 30, 2006. The effective tax rate for the nine-month period ended September 30, 2007 is 36.1%, compared to a 39.7% tax rate for the same nine-month period in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income.   Net income increased $336,533, or 14.5%, for the nine-month period ended September 30, 2007, when compared to the same period in 2006, and is mainly attributable to revenue generated from conference bridge services.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2007 and September 30, 2006, cash provided by operating activities was $2,288,564 and $1,166,882, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s present revenues would be able to sustain the costs of additional debt if the need arose. All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity as of September 30, 2007, and December 31, 2006.

	As of

	September 30, 2007	December 31, 2006

Short-Term Liquidity
Current Assets	$4,531,079	$2,930,602
Current Liabilities	1,141,823	540,778

Net Working Capital	$3,389,256	$2,389,824

Cash and Cash Equivalents	$1,547,489	$777,708
Short Term Marketable Securities	$725,142	$643,119
Available on Line of Credit	$2,000,000	$2,000,000
26

Current assets increased $1,600,477, or 54.6%, for the nine-month period ended September 30, 2007, when compared to the year ended December 31, 2006, and was due mainly to two items. The first was the $851,804 increase in cash, cash equivalents, and marketable securities for the payment of budgeted capital expenditures before year-end 2007. The second was the $673,691 increase in accounts receivable, which was due to unpaid conference bridge access services. As discussed later, Verizon and Sprint are refusing to pay for these services.

Current liabilities increased $601,045, or 111.1%, for the nine-month period ended September 30, 2007, when compared to the year ended December 31, 2006. Accounts payable increased $578,400, or 324.3%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of September 30, 2007 for the provisioning of conference bridge services as compared to the amounts incurred for those purchases as of December 31, 2006. Accrued taxes decreased $54,109, or 43.9%, for the nine-month period ended September 30, 2007, when compared to the year ended December 31, 2006. The decrease is attributable to a decrease in the provision for income taxes for the third quarter of 2007. There was also an increase in other accrued liabilities of $67,843. The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll and accrued leave benefits for the nine-month period ended September 30, 2007, when compared with the year ended December 31, 2006.

The following table summarizes Breda’s sources and uses of cash for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30,

	2007	2006 (Restated)

Net Cash Provided (Used)
Operating Activities	$2,288,564	$1,166,882
Investing Activities	(1,170,967)	(516,969)
Financing Activities	(347,816)	(339,523)

For the nine months ended September 30, 2007 and September 30, 2006, cash provided by operating activities was $2,288,564 and $1,166,882, respectively.

Cash used in investing activities for the nine-month period ended September 30, 2007 was $1,170,967, and cash used in investing activities was $516,969 for the nine-month period ended September 30, 2006. During the nine-month period ended September 30, 2007, $708,714 was used to purchase assets such as battery backups, service vehicles, bucket truck, central office equipment, cable and wire facilities and Internet equipment. Capital expenditures increased $472,859 for the nine-month period ended September 30, 2007 when compared to the nine-month period ended September 30, 2006. Marketable securities were sold for $1,164,578 during the nine-month period ended September 30, 2007, but $1,552,612 of marketable securities were purchased for a net purchase of $388,034. During the nine-month period ended September 30, 2006, the net purchase of marketable securities was $1,739,208. During the nine-month period ended September 30, 2007, Breda also contributed additional capital in the amount of $169,412 to its Spiralight Networks, LLC investment, which retained Breda’s 35.2941% interest. With the sale of its investment in Desktop Media, LLC, the outstanding Desktop Media, LLC note receivable of $220,283 was replaced by a short-term promissory note from Jaguar Communications, Inc. in the amount of $254,383. Jaguar communications, Inc. is the purchaser of Desktop Media, LLC.

Cash used in financing activities was $347,816 for the nine-month period ended September 30, 2007, and $339,523 for the nine-month period ended September 30, 2006. These amounts represent the cash used to repay Rural Telephone Finance Cooperative long-term debt and the cash used to pay dividends to shareholders.

Long Term Debt

As of September 30, 2007, Breda had $1,184,230 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2007, capital expenditures were $708,714.

Breda’s contractual obligations as of September 30, 2007 are:

2007	$184,640
2008	197,228
2009	210,675
2010	225,038
2011	240,380
2012 and After	126,269

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda’s foreseeable operational, capital expenditure, and debt service requirements. Breda’s actual cash needs and the availability of required funding may, however, differ from Breda’s expectations and estimates, and those differences could be material. Future capital requirements will depend on many factors, including, among others, the demand for Breda’s services in Breda’s existing markets and regulatory, technological and competitive developments.

Off-Balance Sheet Risk and Concentration of Credit Risk

Breda has no off-balance sheet exposure or risk.
28

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

The FCC had sought initial comments on the Missoula Plan by October 25, 2006. In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and the highest end-user rates. The “Federal Benchmark” mechanism would provide supplemental funding to ensure end-user rates remain within a national benchmark range when the Missoula Plan is implemented. The FCC had put the Missoula Plan for ICC reform and the Federal Benchmark mechanism amendment out for public comment, but no further response from the FCC has occurred.

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

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent had been granted various extensions from time to time for compliance with the various requirements of the Act, with the most recent extension ending on June 30, 2006. Breda installed a soft switch in its CLEC exchange in the last quarter of 2005, and the technology in this switch allows for CALEA compliance in both its CLEC exchange of Carroll, Iowa, and its ILEC exchange in Breda, Iowa. Breda currently is working through an upgrade plan involving the purchase of switches and set up of installation dates for its remaining, stand-alone switches in five small exchange locations throughout its service territory. Breda estimates that its final cost to upgrade the remaining switches could be close to $2,000,000.

On May 12, 2006, the FCC adopted an order whereby all broadband Internet and interconnected voice over Internet protocol (VoIP) providers must comply with CALEA surveillance regulations by May 14, 2007. The FCC declined to exclude any facilities-based broadband Internet access providers from CALEA, noting that “Trusted Third Parties” and service bureaus can assist small entities in processing surveillance orders in accordance with the system security requirements, thereby ameliorating burdens for these providers.

The FCC’s May 12, 2006 order also restricted the availability of compliance extensions to equipment, facilities and services deployed prior to October 25, 1998; required any provider with a pending compliance extension petition currently on file to file another letter by February 12, 2007 attesting that the petition exclusively concerns equipment, facilities or services installed or deployed prior to October 25, 1998; concluded that providers are responsible for the costs of complying with CALEA in most situations; permitted telecommunications carriers and broadband Internet access and interconnected VoIP providers the option of using Trusted Third Parties to assist in meeting the CALEA obligations to provide law enforcement agencies the electronic surveillance information they require in an acceptable format; required providers to file their security and integrity plans with the FCC by March 12, 2007; and required all providers to submit interim reports to the FCC on CALEA compliance by February 12, 2007.

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

There are numerous telephone companies which have filed to provide telephone services throughout all of Iowa, and Breda anticipates that more of those types of filings will be made by other telephone companies. To date, however, no company has chosen to compete in any of Breda’s, Prairie Telephone’s or Westside Independent’s service areas. Breda does not know the plans of any companies, but Breda currently believes the possibility of any company entering any of those service areas in 2008 is small.

BTC, Inc., however, provides telephone services in the Carroll, Iowa market area, and there are already other companies providing telephone services in that area. Breda also believes that there will be additional local exchange carriers entering the Carroll, Iowa market area in 2008. For example, Mediacom, which is the 9th largest cable television operator in the United States and the local cable provider in the Carroll, Iowa market, is now providing a phone service offering through Mediacom’s partnership with Sprint. The IUB also granted Mediacom a certificate of public convenience to offer service in numerous areas throughout Iowa.

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

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. As of May 1, 2007, Breda began offering a 256 Mbps high speed Internet service option with a reduced price to its customers. This service has been extremely well received by Breda’s customers and many of its dial-up customers are converting to this high speed Internet offering. Breda is presently testing and preparing to launch a wireless Internet product in order to offer high speed Internet services to neighboring communities that Breda cannot reach through its other long-reach products. Breda anticipates that this wireless high-speed Internet service will be available for customers no later than mid-December 2007.

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

Breda is not a party to any of these lawsuits or collection actions, and is presently being paid for conference bridging services by most carriers. However, beginning in May 2007, Verizon Business, who is now the payer of access charges for carriers previously identified as MCI and Wiltel, stopped payment of access charges for conference bridge traffic traversing MCI and Wiltel networks. On July 27, 2007, BTC, Inc. received an e-mailed Dispute Notification from Verizon Business disputing interstate and intrastate switched access charges billed by BTC, Inc. to Verizon Business between October 1, 2006, and July 2007. BTC, Inc. continues to work with legal counsel to determine what collection actions should be taken against Verizon

Business for the $718,163 in unpaid access charges. On October 29, 2007, BTC, Inc. also received a dispute notification from Sprint indicating that their regulatory and legal teams were in the process of performing analysis of the BTC, Inc. traffic, and disputing some of the terminating usage. BTC, Inc. is owed $54,785.61 for unpaid Sprint access charges. In addition to determining what legal course of action should be taken against Verizon Business and Sprint, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On October 2, 2007, the FCC issued an Order granting in part and denying in part the complaint filed by Qwest Communications against Farmers and Merchants Mutual Telephone Company of Wayland, Iowa. The FCC found that the telephone company had not acted unlawfully by imposing interstate access charges for conference bridge services. While the commission ruled that the telephone company did generate an excessive rate of return, their tariff was lawful under the Telecommunications Act, and therefore Qwest could not recover damages. BTC, Inc. anticipates continued rulings and decisions on many of these outstanding cases and proceedings within six weeks to two months.

Also, on October 2, 2007, the FCC published a rulemaking proceeding to investigate cost and tariffing issues raised by allegations that some rural local exchange carriers are experiencing significant increases in access demand, resulting in unreasonable access rates. The FCC is seeking comment on several possible approaches to address alleged access stimulation strategies. One proposal being considered would require carriers to file revised tariffs if demand increased beyond a threshold level. The FCC is requesting information on rate-of-return LECs such as Breda, Prairie Telephone Co. and Westside Independent Telephone, price-cap LECs, and CLECs such as BTC, Inc.

Prairie Telephone became a 10% owner of Desktop Media, L.L.C. on May 2, 2001. Prairie Telephone also loaned $500,000 to Desktop Media, L.L.C. on May 2, 2001, and advanced an additional $45,307 on June 9, 2004 to fund operational expenses until service revenues were collected. Prairie Telephone signed a principal deferral agreement with Desktop Media, L.L.C. on September 17, 2003, which deferred the principal payments due in the months of September through December 2003, and which also provided that Prairie Telephone’s ownership in Desktop Media, L.L.C. would be increased from 10% to 17% if at any time in the year 2004 Desktop Media, L.L.C. was not able to generate a minimum sustainable monthly profit of $36,000, or was unable to make a regularly scheduled principal payment. Both of these stipulations were not met in the first quarter of 2004, and Prairie Telephone accordingly acquired an additional 7% ownership of Desktop Media, L.L.C. Prairie Telephone and the other owners of Desktop Media, L.L.C. signed a purchase agreement on June 26, 2007 to sell their interests in Desktop Media, L.L.C. The proposed sale received the approval of the Minnesota Public Utilities Commission on August 24, 2007.

Jaguar Communications, Inc., a Minnesota telecommunications provider, purchased the membership interest units of Desktop Media, LLC on September 28, 2007. While the stated purchase price was $2,125,000, the actual purchase price was $1,133,510.89 after the netting of $741,489.11 in outstanding carrier, legal, accounting, and miscellaneous expenditures, and the netting of $250,000 which was set back for purchaser’s use in providing switching facilities. Prior to the finalization of the purchase, the Desktop Media, LLC owner with a 49% ownership interest traded 33% of his 49% interest equally to the three remaining telephone company members in exchange for the release of his personal guarantee on the outstanding debt in Desktop Media, LLC owed to the three telephone company members. Prairie Telephone held a 28% interest in Desktop Media, LLC at the time of the sale, and received $317,383.05 or 28% of the $1,133,510.89 purchase price. Prairie Telephone Co. received $63,000 in cash, and received a short-term promissory note for the remaining $254,383.05. The promissory note dated September 28, 2007 carries a 4.81% interest rate, and the note is due in full upon the earlier of a) the twelve-month anniversary of the date of the note, or b) upon the payment to Jaguar Communications, Inc. of the initial disbursement with respect to Jaguar’s currently pending loan request with the Rural Utilities Service (RUS). At the time of the sale, Desktop Media LLC’s outstanding loan to Prairie Telephone of $439,974 less allowances of $219,691 was $220,283. Breda subsequently reported a $97,100 gain on the sale of this investment on its financial statements for the period ended September 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of July 1, 2007 through September 30, 2007.

Breda did not purchase any shares of its common stock from shareholders during the period of July 1, 2007 through September 30, 2007.

There were 16 transfers of shares of Breda’s common stock during the period of July 1, 2007 through September 30, 2007 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. Ten of the transfers involved payment of consideration, and a summary of those transactions is as follows:

a)	2 shares were sold for $457 per share;

b)	8 shares were sold for $450 per share;

c)	30 shares were sold for $457 per share;

d)	2 shares were sold for $457 per share;

e)	10 shares were sold for $457 per share;

f)	30 shares were sold for $457 per share;

g)	10 shares were sold to a Breda board member for $457 per share;

h)	120 shares from an estate were sold to five individuals in uneven lots for $457 per share;

i)	53 shares were sold for $457 per share; and

j)	110 shares were sold to three individuals in uneven lots for $457 per share.

There were six transfers that did not involve the payment of any consideration, and a summary of those transactions is as follows:

a)	53 shares were transferred to a joint trust in the name of the shareholder and his spouse;

b)	63 shares were transferred equally from one shareholder to his three children;

c)	30 shares were transferred from one shareholder to a revocable trust;

d)	49 shares were transferred to a joint trust in the name of the shareholder and her spouse;

e)	212 shares were transferred equally from an estate to four heirs; and

f)	2 shares were transferred from one shareholder to his spouse.

Item 3. Defaults Upon Senior Securities.

There was no material default or any material arrearage or delinquency by Breda of the type required to be reported under this Item during the period of July 1, 2007 through September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2007 through September 30, 2007.

Item 5. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of July 1, 2007 through September 30, 2007 which was not reported on a Form 8-K.
36

There were no material changes during the period of July 1, 2007 through September 30, 2007 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Item 6. Exhibits.

A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]
37

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: November 13, 2007.	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

Date: November 13, 2007.	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer
38

EXHIBIT INDEX Exhibits to Form 10-QSB Three Months Ended September 30, 2007 BREDA TELEPHONE CORP.

Description of Exhibit			Page

3.	Articles of Incorporation and Bylaws

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
39

32.	Section 1350 Certifications

	*32.1	Section 1350 Certification of Chief Executive Officer	E-3

	*32.2	Section 1350 Certification of Chief Financial Officer	E-4

*Included with this filing.
40