Form 10KSB/A
period 2005-12-31
BREDA TELEPHONE CORP
filed 2007-12-20
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB/A Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 0-26525

BREDA TELEPHONE CORP. (Name of small business issuer in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0895882 (I.R.S. Employer Identification No.)

112 East Main, P.O. Box 190, Breda, Iowa (Address of principal executive offices) Registrant’s telephone number: (712) 673-2311	51436 (Zip Code)

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

                State registrant’s revenues for its most recent fiscal year: $7,452,514.

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

                Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

EXPLANATORY NOTE

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 17, 2006 (the “Original 10-KSB”) to amend the Original 10-KSB by substituting the following “Item 7 Financial Information” for the financial statements contained in Item 7 in the Original 10-KSB and, more specifically, to add and include the qualified audit opinion of Kiesling Associates LLP. Other than the addition of the referenced audit opinion, all of the information in the financial statements, and the other information in the Original 10-KSB, remains unchanged and is not otherwise amended hereby.

At the time of the filing of the Original 10-KSB, certain portions of the audit of Breda’s financial statements for the fiscal year ended December 31, 2005 were not complete.

Breda has investments in certain limited partnerships that it accounts for using the equity method. Because of the materiality of these investments at December 31, 2005, Kiesling Associates LLP was required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly, in all material respects, in the consolidated financial statements of Breda as of and for the year ended December 31, 2005.

Kiesling Associates LLP has performed the necessary audit procedures or relied on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly in all material respects for two out of the three outstanding limited partnerships for the year ended December 31, 2005.

Breda received a letter dated August 29, 2007 from the remaining limited partnership, Iowa RSA No. 9 Limited Partnership, stating that the audited financial statements for December 31, 2005 originally expected to be completed by the end of August 2007, would be delayed approximately one month due to the amount of time required to prepare audit analyses requested by their external auditors, as well as the necessary auditor review time. As of the date of this filing, however, Breda has yet to receive the audited financial statements for December 31, 2005 for Iowa RSA No. 9 Limited Partnership. Breda’s auditor, Kiesling Associates LLP, has been informed that while the financial information is not expected to change from what has been included in Breda’s consolidated financial statements for the year ended December 31, 2005, the auditor for Iowa RSA No. 9 Limited Partnership is planning to issue a qualified opinion on that entity. Given that fact, and because of the materiality of this outside investment to Breda’s financial statements for the year ended December 31, 2005, Breda’s auditors have now issued a qualified audit opinion on the consolidated financial statements for Breda for the year ending December 31, 2005. The qualified audit opinion and financial statements are set out below. As noted above, although the financial statements are included in this Form 10-KSB/A, none of the information in the financial statements as included in the Original 10-KSB is amended hereby, with the purpose of this Form 10-KSB/A being to add the qualified audit opinion of Kiesling Associates LLP as discussed above.

This Form 10-KSB/A does not modify or update other information in the Original 10-KSB and does not purport to provide an update of any developments regarding Breda subsequent to the filing of the Original 10-KSB.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]
2

Item 7. Financial Statements

Breda Telephone Corp. And Subsidiaries Breda, IA

Consolidated Financial Statements For the Years Ended December 31, 2005 and 2004
3

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

Contents

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing the audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain audited financial statements for 2005 supporting the Company’s investment in RSA No. 9 Limited Partnership stated at $820,284 at December 31, 2005, or its equity in earnings in such Limited Partnership of $367,568, which is included in net income for the year ended as described in Note 4 to the financial statements; nor were we able to satisfy ourselves about the carrying value of the investment or the equity in its earnings by other auditing procedures. We were able to obtain and review the audited financial statements for the stated Limited Partnership for 2004.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the investment and earnings of RSA No. 9 Limited Partnership, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
January 27, 2006, except for
West Iowa Cellular, Inc. and RSA #7,
Ltd. described in Note 4, for which
the date is August 23, 2007

5

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$739,741	$1,036,804
Marketable securities	635,409	232,645
Accounts receivable	952,579	656,036
Interest receivable	107,229	65,210
Current portion of note receivable	144,000	144,000
Inventory, at average cost	122,953	103,617
Other	42,196	57,508
Deferred income taxes	22,794	49,143

	2,766,901	2,344,963

OTHER NONCURRENT ASSETS
Marketable securities	5,463,298	5,417,170
Investments in unconsolidated affiliates at equity	5,519,572	4,679,772
Other investments at cost	790,066	793,935
Goodwill	896,812	896,812
Note receivable, less allowance of $219,691 and $172,974 in 2005 and 2004, respectively	75,469	121,577

	12,745,217	11,909,266

PROPERTY, PLANT AND EQUIPMENT	5,215,291	4,703,083

TOTAL ASSETS	$20,727,409	$18,957,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$164,513	$154,013
Accounts payable	428,211	272,507
Accrued taxes	378,871	198,969
Other	143,582	78,019

	1,115,177	703,508

LONG-TERM DEBT, less current portion	1,314,935	1,479,448

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES	855,542	876,668

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,023 and 31,170 shares issued and outstanding at $357 and $326 stated values, respectively	11,075,211	10,161,420
Retained earnings	6,366,544	5,736,268

	17,441,755	15,897,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,727,409	$18,957,312

The accompanying notes are an integral part of these consolidated financial statements.
6

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2005 and 2004

	2005	2004

OPERATING REVENUES	$7,452,514	$6,762,357

OPERATING EXPENSES
Cost of services	3,535,861	3,012,257
Depreciation and amortization	931,294	1,023,799
Selling, general, and administrative	1,957,493	1,890,344

	6,424,648	5,926,400

OPERATING INCOME	1,027,866	835,957

OTHER INCOME (EXPENSES)
Interest and dividend income	462,382	389,110
Interest expense	(105,409)	(126,737)
Loss on note receivable	—	(172,974)
Income from equity investments	1,237,722	1,315,574
Other, net	20,751	(14,179)

	1,615,446	1,390,794

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,643,312	2,226,751

INCOME TAXES	828,576	794,483

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,814,736	1,432,268

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(38,593)

NET INCOME	$1,814,736	$1,393,675

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE	$58.37	$45.70

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(1.23)

NET INCOME PER COMMON SHARE	$58.37	$44.47

The accompanying notes are an integral part of these consolidated financial statements.
7

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY December 31, 2005 and 2004

	Common Stock		Retained Earnings	Total

	Shares	Amount

Balance at December 31, 2003	31,694	$9,603,282	$5,161,365	$14,764,647

Comprehensive income:

Net Income			1,393,675	1,393,675

Dividends paid			(94,479)	(94,479)

Common stock redeemed, net	(524)	(166,155)		(166,155)

Stated value stock adjustment		724,293	(724,293)

Balance at December 31, 2004	31,170	10,161,420	5,736,268	15,897,688

Comprehensive income:

Net Income			1,814,736	1,814,736

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005	31,023	$11,075,211	$6,366,544	$17,441,755

The accompanying notes are an integral part of these consolidated financial statements.
8

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,814,736	$1,393,675
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	60,000
Depreciation and amortization	931,294	1,023,799
Deferred income taxes	9,924	391,836
Amortization of investment tax credits	(4,701)	(9,769)
Amortization of investment premium/discount - net	64,521	75,590
Equity income in unconsolidated affiliates, net of distributions received of $847,902 and $578,077 in 2005 and 2004, respectively	(389,819)	(737,497)
Realized gain on sale of property	(33,444)	—
Note receivable discount	(5,609)	(10,443)
Loss on impairment of note receivable	—	172,974
Changes in assets and liabilities:
(Increase) Decrease in:
Receivables	(338,562)	(104,962)
Prepayments	15,312	(32,102)
Inventory	(19,336)	4,390
Increase (Decrease) in:
Accounts payable	126,048	38,705
Accrued taxes	179,902	92,377
Other	65,563	(59,023)

Net cash provided by operating activities	2,415,829	2,299,550

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,434,265)	(585,873)
Purchase of investments	(1,100,603)	(2,161,504)
Purchase of equity investments	(403,264)	—
Purchase of other investments - at cost	(3,340)	(3,537)
Issuance of notes receivable	—	(45,307)
Proceeds from the sale of property	53,863
Proceeds from the sale of investments	587,190	673,660
Proceeds from the sale of other investments - at cost	7,209	6,749
Repayment of notes receivable	5,000	52,333

Net cash used in investing activities	(2,288,210)	(2,063,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(154,013)	(144,183)
Common stock redeemed, net	(52,479)	(166,155)
Dividends paid	(218,190)	(94,479)

Net cash used in financing activites	$(424,682)	$(404,817)

Net Increase (Decrease) in Cash and Cash Equivalents	$(297,063)	$(168,746)

Cash and Cash Equivalents at Beginning of Period	1,036,804	1,205,550

Cash and Cash Equivalents at End of Period	$739,741	$1,036,804

The accompanying notes are an integral part of these consolidated financial statements.
9

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
11

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
21

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005 and 2004

NOTE 9. OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

2005	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	6,069,890	803,561	579,063	$7,452,514
Intersegment income and sales	—	—	—	—
Interest income	446,657	14,924	801	462,382
Interest expense	105,409	—	—	105,409
Depreciation and amortization	644,533	187,918	98,843	931,294
Income tax expense (benefit)	959,373	(118,130)	(12,667)	828,576
Segment profit (loss)	2,319,130	(193,859)	(310,535)	1,814,736
Segment assets	18,727,523	826,904	1,172,982	20,727,409
Expenditures for segment assets	738,485	153,022	542,758	1,434,265

2004

Revenues and sales	$5,320,184	$849,691	$604,482	$6,774,357
Intersegment income and sales	—	—	—	—
Interest income	381,895	7,057	158	389,110
Interest expense	126,737	—	—	126,737
Depreciation and amortization	690,546	254,777	78,476	1,023,799
Income tax expense (benefit)	943,381	(139,049)	(9,849)	794,483
Segment profit (loss)	1,610,939	(208,573)	(8,691)	1,393,675
Segment assets	16,391,555	1,063,416	1,502,341	18,957,312
Expenditures for segment assets	360,566	97,231	128,076	585,873

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]
27

Item 13.     Exhibits

A list of the exhibits included as part of this Form 10-KSB/A is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: December 20, 2007	By: /s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

By: /s/ Jane Morlok

Jane Morlok, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne

	Daniel Nieland, Director		Neil Kanne, Secretary and Director
	Date: December 20, 2007		Date: December 20, 2007

By:	/s/ Rick Anthofer	By:	/s/ Robert Buelt

	Rick Anthofer, Treasurer and Director		Robert Buelt, Director
	Date: December 20, 2007		Date: December 20, 2007

By:	/s/ Clifford Neumayer	By:	/s/ Dave Grabner

	Clifford Neumayer, Director		Dave Grabner, Vice President and Director
	Date: December 20, 2007		Date: December 20, 2007

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok

	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: December 20, 2007		Date: December 20, 2007

By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer
Date: December 20, 2007
29

EXHIBIT INDEX Exhibits to Form 10-KSB/A of Breda Telephone Corp. for the Fiscal Year Ended December 31, 2005 Description of Exhibit .

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-2

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

* Included with this filing.