Form 10KSB/A
period 2006-12-31
BREDA TELEPHONE CORP
filed 2007-12-20
CIK 1084448

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

                 Transitional Small Business Disclosure Format (check one):     Yes ☐   No ☒

EXPLANATORY NOTE

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which was filed with the Securities and Exchange Commission on March 28, 2007 (the “Original 10-KSB”) to amend the Original 10-KSB by substituting the following “Item 7 Financial Information” for the financial statements contained in Item 7 in the Original 10-KSB and, more specifically, to add and include the qualified audit opinion of Kiesling Associates LLP. Other than the addition of the referenced audit opinion, all of the information in the financial statements, and the other information in the Original 10-KSB, remains unchanged and is not otherwise amended hereby.

At the time of the filing of the Original 10-KSB, certain portions of the audit of Breda were not complete.

Breda has investments in certain limited partnerships that it accounts for using the equity method. Because of the materiality of these investments at December 31, 2005, Kiesling Associates LLP was required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly, in all material respects, in the consolidated financial statements of Breda as of and for the years ended December 31, 2005 and December 31, 2006.

Kiesling Associates LLP has performed the necessary audit procedures or relied on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly in all material respects for two out of the three outstanding limited partnerships for the year ended December 31, 2005. None of these outside investments were material to Breda’s financial statements for the year ended December 31, 2006.

Breda received a letter dated August 29, 2007 from the remaining limited partnership, Iowa RSA No. 9 Limited Partnership, stating that the audited financial statements for December 31, 2005 and December 31, 2006 originally expected to be completed by the end of August 2007, would be delayed approximately one month due to the amount of time required to prepare audit analyses requested by their external auditors, as well as the necessary auditor review time. As of the date of this filing, however, Breda has yet to receive the audited financial statements for December 31, 2005, and December 31, 2006, for Iowa RSA No. 9 Limited Partnership. Breda’s auditor, Kiesling Associates LLP, has been informed that while the financial information is not expected to change from what has been included in Breda’s consolidated financial statements for the years ended December 31, 2005, and December 31, 2006, the auditor for Iowa RSA No. 9 Limited Partnership is planning to issue a qualified opinion on that entity. Given that fact, and because of the materiality of this outside investment to Breda’s financial statements for the year ended December 31, 2005, Breda’s auditors have now issued a qualified audit opinion on the consolidated financial statements for Breda for the year ending December 31, 2005, and the year ending December 31, 2006. The qualified audit opinion and financial statements are set out below. As noted above, although the financial statements are included in this Form 10-KSB/A, none of the information in the financial statements as included in the Original 10-KSB is amended hereby, with the purpose of this Form 10-KSB/A being to add the qualified audit opinion of Kiesling Associates LLP as discussed above.

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
4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were unable to obtain audited financial statements for 2005 supporting the Company’s investment in RSA No. 9 Limited Partnership stated at $920,170 at December 31, 2005, or its equity in earnings in such Limited Partnership of $415,572, which is included in net income for the year ended as described in Note 4 to the financial statements; nor were we able to satisfy ourselves about the carrying value of the investment or the equity in its earnings by other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the investment and earnings of RSA No. 9 Limited Partnership, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
May 24, 2007, except for West Iowa Cellular, Inc.
and RSA #7, Ltd. described in Note 4, for which
the date is August 23, 2007

5

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED BALANCE SHEETS December 31, 2006 and December 31, 2005

	December 31, 2006	December 31, 2005 (Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$777,708	$739,741
Marketable securities	643,119	635,409
Accounts receivable, net of allowances of $46,750 and $13,700 in 2006 and 2005, respectively	995,861	952,579
Interest receivable	82,241	107,229
Current portion of note receivable	220,283	144,000
Inventory, at average cost	151,659	122,953
Other	47,440	42,196
Deferred income taxes	12,291	22,794

	2,930,602	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	6,775,348	5,463,298
Investments in unconsolidated affiliates at equity	7,562,375	5,883,404
Other investments at cost	622,554	790,066
Goodwill	896,812	896,812
Note receivable	—	75,469

	15,857,089	13,109,049

PROPERTY, PLANT AND EQUIPMENT	4,509,149	5,215,291

TOTAL ASSETS	$23,296,840	$21,091,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$175,729	$164,513
Accounts payable	178,331	428,211
Accrued taxes	123,301	378,871
Other	63,417	143,582

	540,778	1,115,177

LONG-TERM DEBT, less current portion	1,139,205	1,314,935

OTHER NONCURRENT LIABILITIES	1,359,628	1,002,858

STOCKHOLDERS’ EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 and 31,023 shares issued and outstanding at $394 and $357 stated values, respectively	12,220,304	11,075,211
Retained earnings	8,036,925	6,583,060

	20,257,229	17,658,271

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,296,840	$21,091,241

The accompanying notes are an integral part of these consolidated financial statements.
6

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME For theYears Ended December 31, 2006 and 2005

	For the Years Ended
	2006	2005 (Restated)

OPERATING REVENUES	$8,667,053	$7,446,337

OPERATING EXPENSES
Cost of services	4,109,781	3,531,798
Depreciation and amortization	960,685	931,294
Selling, general, and administrative	2,181,342	1,955,379

	7,251,808	6,418,471

OPERATING INCOME	1,415,245	1,027,866

OTHER INCOME (EXPENSES)
Interest and dividend income	391,562	462,382
Gain or (loss) on sale of investments	1,165,392	(2,754)
Gain or (loss) on disposal of assets	(21,714)	33,385
Interest expense	(108,774)	(105,409)
Income from equity investments	1,872,028	1,341,698
Other, net	5,770	(9,880)

	3,304,264	1,719,422

INCOME BEFORE INCOME TAXES	4,719,509	2,747,288

INCOME TAXES	1,900,632	869,351

NET INCOME	$2,818,877	$1,877,937

NET INCOME PER COMMON SHARE	$90.87	$60.40

The accompanying notes are an integral part of these consolidated financial statements.
7

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total

	Shares	Amount

Balance at December 31, 2004 (Restated)	31,170	$10,161,420	$5,889,583	$16,051,003

Comprehensive income:
Net Income			1,877,937	1,877,937

Dividends paid			(218,190)	(218,190)

Common stock redeemed, net	(147)	(52,479)		(52,479)

Stated value stock adjustment		966,270	(966,270)

Balance at December 31, 2005 (Restated)	31,023	11,075,211	6,583,060	17,658,271

Comprehensive income:
Net Income			2,818,877	2,818,877

Dividends paid			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006	31,016	$12,220,304	$8,036,925	$20,257,229

The accompanying notes are an integral part of these consolidated financial statements.
8

BREDA TELEPHONE CORP. AND SUBSIDIARIES BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2006 and 2005

	2006	2005 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,818,877	$1,877,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	960,685	931,294
Deferred income taxes	367,274	50,699
Amortization of investment tax credits	—	(4,701)
Amortization of investment premium/discount - net	97,488	64,521
Equity income in unconsolidated affiliates, net of distributions received of $1,153,057 and $847,902 in 2006 and 2005, respectively	(718,971)	(493,795)
Realized (gain) or loss on sale of property	21,714	(33,444)
Note receivable discount	(814)	(5,609)
Gain on sale of investments - at cost	(1,165,392)	—
Changes in assets and liabilities:
(Increase) Decrease in assets:	(52,245)	(342,586)
Increase (Decrease) in liabilities:	(587,657)	371,513

Net cash provided by operating activities	1,740,959	2,415,829

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390,462)	(1,488,128)
Proceeds from the sale of assets	116,247	53,863
Purchase of marketable securities	(3,177,070)	(1,100,603)
Purchase of equity investments	(960,000)	(403,264)
Purchase of other investments - at cost	(5,978)	(3,340)
Proceeds from the sale of property	—	53,863
Proceeds from the sale of marketable securities	1,755,003	587,190
Proceeds from the sale of other investments - at cost	1,343,701	7,209
Repayment of notes receivable	—	5,000

Net cash used in investing activities	(1,318,559)	(2,288,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(164,514)	(154,013)
Common stock redeemed, net	(2,758)	(52,479)
Dividends paid	(217,161)	(218,190)

Net cash used in financing activites	$(384,433)	$(424,682)

Net Increase or (Decrease) in Cash and Cash Equivalents	$37,967	$(297,063)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$777,708	$739,741

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$108,774	$116,809
Income taxes	$1,798,064	$679,800

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
15

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

NOTE 8. LONG-TERM DEBT

	2006	2005

Long-term debt consists of:
Rural Telephone Finance Cooperative
7.35% (Fixed Rate)	$1,314,934	$1,479,448
Less current portion	175,729	164,513

	$1,139,205	$1,314,935

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2007	$175,729
2008	187,710
2009	200,507
2010	214,177
2011	228,779

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
26

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

28

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