Form 10KSB
period 2007-12-31
BREDA TELEPHONE CORP
filed 2008-03-28
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

          State registrant’s revenues for its most recent fiscal year: $10,482,625.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $13,913,822, as of March 1, 2008. The registrant’s stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant’s stock for this purpose has been based upon the $457 per share redemption price of the registrant’s stock as determined by its board of directors and that was in effect on March 1, 2008. In determining this figure, the registrant has assumed that all of its directors and officers and its chief executive officer, chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

          State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 30,856 shares of common stock, no par value, at March 1, 2008.

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

Local Exchange Carrier Services.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. provide telephone services to the following eight Iowa towns and their surrounding rural areas:

•	Breda, Iowa

•	Lidderdale, Iowa

•	Macedonia, Iowa

•	Farragut, Iowa

•	Pacific Junction, Iowa

•	Yale, Iowa

•	Westside, Iowa

•	Carroll, Iowa

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

The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2007, they were serving approximately 3,400 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

BTC, Inc.’s principal revenue sources in 2007 were from providing Internet services, conference bridge services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.’s Carroll, Iowa local calling area. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent.

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

Broadcast Services.

Tele-Services owns and operates the cable television systems in the following seventeen Iowa towns:

•	Arcadia

•	Auburn

•	Bayard

•	Breda

•	Churdan

•	Farragut

•	Grand Junction

•	Hamburg

•	Lohrville

•	Malvern

•	Oakland

•	Riverton

•	Sidney

•	Tabor

•	Thurman

•	Treynor

•	Westside

Tele-Services also owns and operates the cable television system for the town of Beaver Lake, Nebraska.

Tele-Services, Ltd. provided cable television services to Neola, Iowa until October 1, 2005, when Tele-Services, Ltd. sold the Neola cable television system to Walnut Telephone Company.

Tele-Services was providing cable television services to approximately 2,118 subscribers as of December 31, 2007.

Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services provided to those subscribers.

Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns. Those various franchises or agreements will expire by their terms in the following months:

•	Arcadia - August, 2009

•	Auburn - January, 2009

•	Bayard - May, 2008

•	Beaver Lake - December, 2008

•	Breda - Year-to-Year Basis

•	Churdan - June, 2008

•	Farragut - January, 2009

•	Grand Junction - May, 2008

•	Hamburg - Year-to-year Basis

•	Lohrville - March, 2008

•	Malvern - October, 2016

•	Oakland - November, 2009

•	Riverton - June, 2013

•	Sidney - October, 2010

•	Tabor - September, 2016

•	Thurman - December, 2015

•	Treynor - October, 2020

•	Westside - June, 2009

Internet Service Provider.

BTC, Inc. provides dial-up and high speed Internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. was providing dial-up Internet access to approximately 719 subscribers as of December 31, 2007. Of that amount, approximately 429 were subscribers from BTC, Inc.’s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC, Inc. was providing satellite, wireless and DSL-related, high speed Internet to approximately 851 customers as of December 31, 2007.

Miscellaneous Business.

Breda and some of its subsidiaries are also engaged in other miscellaneous businesses.

For example, in March of 1999 Prairie Telephone acquired spectrum for providing personal communications services in the Yale telephone exchange area. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communication. Prairie Telephone is also one of the members of Guthrie Group, L.L.C., and owned approximately 33% of the membership interests of Guthrie Group, L.L.C. as of December 31, 2007. Guthrie Group, L.L.C. has acquired spectrum for some telephone exchange areas located in Guthrie County, Iowa.

Breda also acquired spectrum in 1999 for providing personal communications services in the Breda and Lidderdale exchange areas. Breda is a member of Carroll County Wireless, L.L.C., and Breda later sold that spectrum to Carroll County Wireless, L.L.C., at Breda’s cost. The two other telephone companies who are members of Carroll County Wireless, L.L.C. also sold their respective personal communications services licenses to Carroll County Wireless, L.L.C. at their cost. Carroll County Wireless, L.L.C. also acquired other personal communications services licenses for various areas in Carroll County, Iowa, and Carroll County Wireless, L.L.C. currently holds personal communications services licenses for nearly all of Carroll County, Iowa. Breda owned approximately 33% of the membership interests of Carroll County Wireless, L.L.C. as of December 31, 2007.

Carroll County Wireless, L.L.C. turned up its tower to accept roaming traffic in January 2006. Guthrie Group, L.L.C. turned up its tower to receive roaming traffic on March 24, 2006. Breda, Prairie Telephone and the other member in these wireless investments continue to evaluate feasibility studies to determine future tower site build-out time frames. Carroll County Wireless, LLC. expects to have construction completed on two additional towers in Carroll, Iowa, and Glidden, Iowa, and to have the sites turned up by the end of second quarter 2008.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. do not currently own spectrum for all of the telephone exchange service areas serviced by them, and there is no guarantee that they will be able to acquire spectrum for all of those areas. Breda, Prairie Telephone, Westside Independent and BTC, Inc. will also face competition in providing personal communications services because no exclusive rights can be acquired with respect to that technology.

Prairie Telephone purchased 5,000 units of Bug Tussel Wireless, L.L.C. for $200,000 in March 2005. Prairie Telephone purchased 2,462.264 additional units for $113,264.15 in July 2005, bringing Prairie Telephone’s total ownership to 9.94% of the issued and outstanding units of Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services. This investment is accounted for using the equity method of accounting.

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

Breda, Prairie Telephone and Westside Independent each own 10,000 shares of common stock in Solix, Inc. (formerly NECA Services, Inc.), which is a for-profit corporation organized in 2000 to carry on and expand various business opportunities which may from time to time be presented to the National Exchange Carrier Association, Inc. (“NECA”). The general business plan was that non-regulated business opportunities would be conducted by Solix, Inc. so that NECA could concentrate on its traditional core tariff and pooling services.

Solix, Inc. has, however, attempted to diversity its business. For example, in addition to serving the telecommunication industry through contracts with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs, Solix, Inc. also now serves numerous agencies of both the state and federal governments, and more than half of Solix, Inc.’s business involves the direct administration of government contracts.

There is no assurance that any of Breda, Prairie Telephone or Westside Independent will ever receive any returns on or other value from their investment in Solix, Inc, whether by distributions or any sale of, or increases in the value of, Solix, Inc.’s common stock. The board of directors of Solix, Inc. did, however, declare a $.75 per share dividend in 2004, a $1 per share dividend in 2005, a $1 per share dividend in 2006, and a $1.10 per share dividend in 2007.

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

Desktop Media, L.L.C., Prairie Telephone and the other members of Desktop Media, L.L.C. signed a purchase agreement with Jaguar Communications, Inc. on June 28, 2007. Upon the closing of this purchase agreement, Prairie Telephone surrendered its remaining $439,974 instrument of indebtedness in exchange for a 28% equity interest in Desktop Media, LLC. As noted previously, Prairie Telephone had held a 17% ownership interest. The sale of Desktop Media, L.L.C. to Jaguar Communications, Inc. was finalized on September 28, 2007. Prairie Telephone received cash of $63,000 and a short-term promissory note of $254,383 for its 28% ownership interest in Desktop Media, L.L.C. The promissory note accrues interest from September 28, 2007, at a rate of 4.81 percent per annum until payment is made in full, which shall be on the earlier of (i) the twelve month anniversary of the date of the note or (ii) upon the payment to Jaguar of the initial Foundation for Rural Service disbursement with respect to Jaguar’s currently pending loan request with the Rural Utilities Service (RUS). At the time of the sale, Desktop Media L.L.C.’s outstanding loan to Prairie Telephone was $220,283, after the deduction of allowances of $219,691. Breda reported a $97,100 gain on the sale of this investment on its financial statements for the year ended December 31, 2007.

Prairie Telephone purchased a 35.29% interest in Spiralight Network, L.L.C. on December 28, 2006 for $960,000. On May 24, 2007, Prairie Telephone contributed its prorata share of a capital call by Spiralight Network, L.L.C. in the amount of $169,411. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota. Prairie Telephone originated a promissory note to its unconsolidated affiliate, Spiralight Network, L.L.C. on September 5, 2007. The amount of the note is $480,000 and accrues interest from September 5, 2007, at a rate of 8.5 percent per annum until payment is made in full, which is to occur on September 14, 2008.

Breda, Prairie Telephone and Westside Independent were each owners of Class C stock in the Rural Telephone Bank, with Breda owning 596 shares, Prairie Telephone owning 700 shares, and Westside Independent owning 40 shares. All of Breda’s, Prairie Telephone’s and Westside Independent’s shares were redeemed on April 13, 2006 for an aggregate of $1,336,000. The shares were carried at cost, and the par value of the shares was $1,336,000. The net of tax gain on the redemption of the shares was approximately $698,946.

Breda and its subsidiaries also have various other miscellaneous investments. Some of those investments are described in the financial statements included in Item 7 of this annual report.

Neither Breda nor any of its subsidiaries engage in any material research and development activities.

Regulatory Requirements and Oversight.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are all subject to regulation by the Iowa Utilities Board. They operate their telephone businesses pursuant to certificates and various rules and regulations promulgated by the IUB. Although not anticipated to occur, the IUB could terminate their right to provide services if they fail to comply with those rules and regulations.

The material areas of regulation by the IUB are as follows:

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

•

The IUB must approve of any expansion beyond the telephone service areas currently served by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The primary factors that will be considered by the IUB in the event of a request for an expansion will be the managerial, financial and technical abilities of Breda, Prairie Telephone, Westside Independent or BTC, Inc., as the case may be. Although they do not anticipate material difficulties in the event of any proposed expansion, there is no assurance that any future proposed expansion in the service areas of Breda, Prairie Telephone, Westside Independent or BTC, Inc. would be approved by the IUB. (The approval of the Federal Communications Commission will also be necessary for any proposed expansion, as discussed below.)

•

The IUB has designated Breda, Prairie Telephone and Westside Independent as “eligible telecommunications carriers.” This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. The 1996 Telecom Act mandated goals of universal service to promote the availability of quality services at just, reasonable, and affordable rates; increase access to advanced telecommunications services throughout the nation; and advance the availability of such services to all consumers, including those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas. Four funding programs within universal services funding are broken out to meet these goals: High Cost; Schools and Libraries; Low Income; and Rural Healthcare. Breda, Prairie Telephone and Westside Independent were able to obtain the eligible telecommunications carrier designation because they are able to provide the services which are supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. They received universal services funding of approximately $829,818 in the aggregate in 2005, $910,608 in the aggregate in 2006, and $1,030,599 in the aggregate in 2007. Breda anticipates receiving High Costs program and Low Income program universal services funding in 2008 in an amount comparable to that received in 2007.

BTC, Inc. has been designated as an eligible telecommunications carrier by the IUB. Since BTC, Inc. is a competitive local exchange carrier in the Carroll, Iowa market, however, it is only eligible to receive High Cost universal service funds if the incumbent local exchange carrier receives those funds. The incumbent local exchange carrier is Qwest, and Qwest does not receive universal service funding for the Carroll, Iowa market. BTC, Inc. is therefore not eligible for the High Cost universal service funding program. BTC is, however, able to be reimbursed for the Low Income universal service funding program.

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

•

The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. A material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda’s revenues. The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC’s determination, and it is not possible to predict how the FCC will allocate the support payment funding in any year. The amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will therefore vary from year to year. For example, they received, in the aggregate, support payment funding of $1,646,878 in 2005, $1,830,898 in 2006 and $1,873,353 in 2007. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier. BTC, Inc. therefore does not receive support payment funding from the National Exchange Carriers Association.

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda, Prairie Telephone and Westside Independent had been granted various extensions from time to time for compliance with the various requirements of CALEA, with the most recent extension ending on June 30, 2006. Breda installed a soft switch in its CLEC exchange in the last quarter of 2005, and the technology in this switch allows for CALEA compliance in both its CLEC exchange of Carroll, Iowa, and its ILEC exchange in Breda, Iowa. Breda has begun working through an upgrade plan involving the purchase of switches and the completion of switch installations in its remaining, stand-alone switches in five small exchange locations throughout its service territory. Breda estimates that its final cost to upgrade the remaining switches could be close to $2,000,000.

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

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers. However, beginning in May 2007, Verizon Business, who is now the payer of access charges for carriers previously identified as MCI and Wiltel, stopped payment of access charges for conference bridge traffic traversing MCI and Wiltel networks. On July 27, 2007, BTC, Inc. received an e-mailed Dispute Notification from Verizon Business disputing interstate and intrastate switched access charges billed by BTC, Inc. to Verizon Business between October 1, 2006, and July 2007. BTC, Inc. continues to work with legal counsel in its collection actions against Verizon Business for the $1,240,980 in unpaid access charges. On October 29, 2007, BTC, Inc. also received a dispute notification from Sprint indicating that their regulatory and legal teams were in the process of performing analysis of the BTC, Inc. traffic, and disputing some of the terminating usage. BTC, Inc. is owed $261,484 for unpaid Sprint access charges. In January 2008, BTC, Inc. also received a letter from AT&T dated January 29, 2008 disputing access charges billed to them by BTC, Inc. BTC, Inc. is presently in discussion with AT&T regarding these access charges. In addition to working with legal and industry consultants on actions against Verizon Business and Sprint, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On October 2, 2007, the FCC issued an Order granting in part and denying in part the complaint filed by Qwest Communications against Farmers and Merchants Mutual Telephone Company of Wayland, Iowa. The FCC found that the telephone company had not acted unlawfully by imposing interstate access charges for conference bridge services. While the FCC ruled that the telephone company did generate an excessive rate of return, the telephone company’s tariff was found to be lawful under the Telecommunications Act, and therefore Qwest could not recover damages. Qwest filed a Petition for Partial Reconsideration of the FCC’s order on November 1, 2007, and the FCC issued an Order on January 29, 2008 granting in part Qwest’s request to have Farmers produce certain documents that it had produced in a related proceeding before the Iowa Utilities Board. The FCC also granted Qwest’s petition for additional FCC proceedings to consider the relevance of that new evidence. BTC, Inc. anticipates continued rulings and decisions on many of these outstanding cases and proceedings within six weeks to two months.

Also, on October 2, 2007, the FCC published a rulemaking proceeding to investigate cost and tariffing issues raised by allegations that some rural local exchange carriers are experiencing significant increases in access demand, resulting in unreasonable access rates. The FCC is seeking comment on several possible approaches to address alleged access stimulation strategies. One proposal being considered would require carriers to file revised tariffs if demand increased beyond a threshold level. The FCC is requesting information on rate-of-return LECs, such as Breda, Prairie Telephone and Westside Independent, price-cap LECs, and CLECs such as BTC, Inc. No final determinations have been made as of the date of this filing.

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

Risks.

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

The FCC had sought initial comments on the Missoula Plan by October 25, 2006. In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and the highest end-user rates. The “Federal Benchmark” mechanism would provide supplemental funding to ensure end-user rates remain within a national benchmark range when the Missoula Plan is implemented. The FCC released a Public Notice on February 16, 2007 seeking comments on the amendments to the Missoula Plan as filed in an ex parte letter filed January 30, 2007, and corrected by another filing on February 5, 2007. Comments were due March 10, 2007 and reply comments were due April 3, 2007. Breda is not able to predict the outcome of these proceedings or estimate at this time the impact these proceedings could have on Breda.

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

Phantom traffic is another issue related to intercarrier compensation. Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on ILEC switches is being delivered in a form in which billing information is absent, lost, stripped or altered. Studies have also shown that ILEC’s, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic. Another problem is that even when the originating service provider of the phantom traffic is discovered, it is difficult to get proper payment from the provider, in part because there are no penalties imposed for failing to make payment. In November 2006, supporters of the Missoula Plan filed a proposal for a uniform process for the creation and exchange of call detail data to be implemented as part of an interim phantom traffic solution. The proposal sets forth standards and details responsibilities by which carriers are to create call detail records and call summary information, as well as applicable charges for the records. The FCC has put this proposal out for public comment. Breda and other carriers believe that penalty and arbitration provisions should also be implemented in addition to the proposed “truth in labeling” requirements. The Iowa Telecommunications Association “Qwest Committee” is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access charges to ILEC’s. No final resolution had come out of these efforts as of the date of this filing.

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

On the disbursement side, some proposals would limit the number of eligible telecommunication carriers by specifying the criteria that must be met by recipients, including that the provider must provide service throughout their service area; remain functional in emergency situations; and satisfy both consumer protection and service quality standards. Unlike present USF payments, the proposals include that USF payments would allow recovery based on actual costs, rather than the incumbent carrier’s costs. State industry organizations have filed reply comments in the FCC docket relating to capping the funding received by competitive carriers

On January 29, 2008, the FCC released three separate notices of proposed rulemaking regarding universal service. There will be a 30-day comment period once these notices are published in the Federal Register. The first comment proceeding deals with the Joint Board Recommendations, one of which is the establishing and capping of three funds for wireless, broadband, and providers of last resort. The second comment proceeding addresses the Identical Support Rule. The FCC is seeking comment on whether it should eliminate the identical support rule, provide support to CETCs based on their own costs of providing service, CETC support should be capped at the level of the ILEC support, and on the methodologies for determining CETCs’ relevant costs for universal service support purposes. The present rule stipulates that on a per-line basis, support for wireless is identical to wireline support, despite differences in costs between the two platforms. The third comment proceeding concerns Reverse Auctions. The FCC is seeking comment on the merits of using reverse auctions to determine the amount of high-cost universal service support provided to eligible telecommunications carriers serving rural, insular, and high-cost areas. Reverse auctions support would be determined by the lowest bid received to serve an auctioned area.

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

Telephone service providers like Breda, Prairie Telephone, Westside Independent and BTC, Inc. are subject to competition from other providers. As a result of the Telecommunications Act of 1996, telephone companies are no longer afforded exclusive franchise service areas. Under that Act, competitors can now offer telephone services to Breda’s, Prairie Telephone’s, Westside Independent’s and BTC, Inc.’s subscribers, and also request access to their lines and network facilities in order to offer any type of service that can be provided through those lines and facilities. The Act and the regulations promulgated by the FCC and state regulatory agencies to implement various parts of the Act could have a material adverse effect on Breda, Prairie Telephone, Westside Independent and BTC, Inc. because they open up Breda, Prairie Telephone, Westside Independent and BTC, Inc. to potential competition that they were not subject to in the past.

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

BTC, Inc. provides telephone services in the Carroll, Iowa market area. There are various other companies providing telephone services in that area. For example, Mediacom, which is a large cable television operator in the United States and the local cable provider in the Carroll, Iowa market, has a phone service offering in the Carroll market through Mediacom’s partnership with Sprint. Mediacom’s offering includes a “triple play” option where a subscriber can receive phone, cable and Internet services through Mediacom. The incumbent local exchange carrier, Qwest, is also marketing a triple play offering through its agreement with DirecTV which allows it to provide a satellite television offering along with Qwest’s phone service and high speed Internet offerings.

Breda also anticipates that it will face competition from other providers of newer VoIP (voice over Internet protocol) technologies, such as Vonage and Skype, in all of its exchanges.

Breda anticipates that Mediacom’s and any such other offerings will result in a reduction of revenue. Breda believes there will also be reductions in revenue if any other telephone companies at some point determine to provide service in any of Breda’s, Prairie Telephone’s, Westside Independent’s or BTC, Inc.’s service areas.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. continue to face ever-increasing competition in providing dial-up and high speed Internet access. BTC, Inc. is experiencing intense pricing and free services competition in providing Internet access in its Carroll, Iowa market. There are at least five competitors in this relatively small market area, and BTC, Inc. has experienced declines in its dial-up customer base due to competition. Many of Breda’s former dial-up customers are, however, simply exchanging Breda’s dial-up Internet service for one of Breda’s high speed Internet offerings.

Breda began to offer high speed Internet services to its customers in its rural telephone exchanges of Lidderdale, Macedonia, Farragut, Yale and Pacific Junction, Iowa during the last quarter of 2006. Breda was able to provide high speed Internet service to these previously unserved areas because of new technology which allowed Breda to provide service to customers residing at a great distance from the central office. Breda has had excellent response to its high speed Internet service offering in those service areas, having added 95 high speed Internet customers in the last quarter of 2006 and 204 high speed Internet customers during 2007 from those service areas.

Breda continues to investigate new technology and product offerings in the Internet field that it can provide to its customers, or that could be considered value-added features to its already existing product. As of May 1, 2007, Breda began offering a 256 Mbps high speed Internet service option with a reduced price to its customers. This service has been extremely well received by Breda’s customers and many of its dial-up customers are converting to this high speed Internet offering. Breda successfully tested and launched a wireless Internet product in order to offer high speed Internet services to neighboring communities that Breda cannot reach through its other long-reach products. Breda anticipates that this wireless high speed Internet service will continue to draw customers in 2008.

Breda added a service called SecureIt to its Internet service offerings in June 2005. This service takes the place of specific products like Spybot or Adaware, or anti-virus products, all of which need customer interaction on a regular basis to download the newest protections. The SecureIt service manages the updating and maintenance functions associated with patches, anti-virus and spyware, and the service takes the place of having to purchase, install and maintain individual security products. The SecureIt service has been well received by both Breda’s Internet customers and customers receiving their Internet service from other providers.

Breda entered into a marketing and distribution agreement with the National Rural Telecommunications Cooperative (NRTC) on May 13, 2004, for the distribution of satellite and high speed Internet service. One reason Breda entered into this agreement was to provide Breda with a means to provide high speed Internet service to its rural customers who could not obtain high speed Internet service through existing broadband options, such as cable modem, DSL, and wireless, because of distance and location factors. NRTC has a master distribution agreement with WildBlue Communications, Inc., through which NRTC has obtained rights to market, promote, sell and distribute satellite-based Internet access services and related products to end users in the continental United States, including through NRTC’s eligible members such as Breda.

Breda began offering Wild Blue satellite Internet service in September 2005. The overall response to the service was excellent not only in the satellite beam where Breda was marketing the services, but in all of the beams across the United States and Canada. The beam in which Breda was providing service, however, reached its maximum capacity level in the latter part of March 2006, and Breda stopped marketing this service around that time because it would not be able to add customers until a new satellite was launched that could increase the capacity in Breda’s service area. NRTC and Wild Blue were able to generate the funding for a new satellite, and a new satellite was launched in the first quarter of 2007. Breda has not, however, recommenced marketing the Wild Blue service because Breda is now able to serve its customers with its own high speed Internet, long-reach products.

Breda believes that it will need to continue to pursue new Internet marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up rates and to provide higher speed Internet access. Breda continues to evaluate and offer special promotions on its high speed Internet service offerings and to review adjustments in pricing and Internet service options.

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

Breda had two retail outlets in the Carroll, Iowa market during the twelve months ended December 31, 2007. The two retail outlets were located at Breda’s and BTC, Inc.’s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa. On February 22, 2008, Breda combined its Wal-Mart retail outlet with its Carroll office outlet when Wal-Mart moved its former operations to a new Super Walmart store at the edge of Carroll. Breda was informed that Super Walmart space allocations would only allow for the corporate cellular account, which is a competing service provider to Breda’s U.S. Cellular service. Breda is continuing to pursue a second retail outlet location in Carroll.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also sell and lease telephone, cellular and related equipment. They face strong competition in this area because there are numerous competitors who sell and lease that equipment.

The competition in most of the areas mentioned in the preceding paragraphs centers primarily around cost, service and experience.

Tele-Services’ franchises or agreements with the towns do not grant Tele-Services the exclusive right to provide cable services in the towns, so other cable service providers could provide cable services in the towns. There currently are not, however, any other cable service providers in any of the towns. Although difficult to predict, Tele-Services currently does not contemplate any cable services competitor coming into the towns given, among other things, the smaller size of the towns.

Tele-Services does not anticipate that any of its franchises or agreements will be terminated before the stated expiration dates. Tele-Services also hopes to be able to renew or extend the franchises or agreements before they expire, but no assurance can be given that any franchises or agreements can or will be renewed or extended.

The termination of a franchise or agreement would allow that town to deny Tele-Services access to its cables for maintenance and services purposes. The loss of that access would create difficulties for Tele-Services in properly serving its subscribers and providing cable services to that town.

The franchises or agreements with the towns require the giving of notice to the towns before Tele-Services can change their cable services rates, and some of those franchises or agreements may require the approval of the town for any increases in those rates. Although Tele-Services does not anticipate any material difficulties with any future proposed rate increases, there is no guarantee that any future rate increases will be able to be implemented in any of the towns.

Tele-Services faces competition in various forms. For example, Tele-Services experiences strong competition from wireless and satellite dish providers, and that competition has been increasing in recent years. The FCC began to allow satellite dish providers to provide local channels in 1999, which had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services, which could have further adverse effects on Tele-Services’ business. The telecommunications and cable industry are also continually changing, and technological advances may provide Tele-Services’ subscribers with other options. For example, Iowa Network Services is offering cable services in Iowa over existing telephone lines, and it is estimated that up to 70 independent telephone companies in mostly rural Iowa are able to offer cable television programming over their telephone lines. This option, and others which might arise through other changes or advancements in technology, could have material adverse effects on Tele-Services in the future.

Another issue faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services, which results in a lower potential customer base for Tele-Services.

Tele-Services is also faced with the need to upgrade its plant, equipment and cables in order to add more channel lineups so that it can stay competitive and continue to be able to obtain programming licenses. Tele-Services added additional channels to its line-up in 2004 and 2005, which required Tele-Services to upgrade some of its cable TV systems and install additional equipment and electronics. Tele-Services also combined the head-ends on two of its systems into one head-end during the first quarter of 2004, which allowed three communities to be served by one head-end, and for those three communities to receive local channel services. Tele-Services also combined the headends on two of its systems into one head-end during the third quarter of 2005, which allowed three communities to be serviced by one head-end, and for those three communities to receive local channel services. In June 2006, Tele-Services added one community served by a stand-alone headend to its headend that had already consolidated three other communities. Tele-Services is continuing to evaluate the possibility of other head-end combinations. The primary goal of Tele-Services in consolidating its head-end equipment is for the equipment to be able to serve two or more communities, instead of just one community, with the intended result of lower maintenance costs for the equipment. Tele-Services continues to explore its options especially with its cable TV communities not associated with its local telephone services communities.

The Deficit Reduction Omnibus Reconciliation Act of 2005 includes the digital television transition legislation. The Act establishes February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum. The Act also includes up to $1.5 billion to subsidize set-top box purchases, and $1 billion for public safety interoperability. All of Tele-Services’ cable service systems are analog systems so for any channels presently transmitted digitally and when the remaining channels are transmitted digitally by February 17, 2009, Tele-Services must have new antennas and receivers to receive the digital channel signals. Tele-Services will have to convert those signals back to an analog signal before sending the signals out to its customers over its analog system. Tele-Services is working to obtain cost estimates to determine its options and to formulate a business plan in order to meet the February 17, 2009 deadline.

On September 11, 2007, the FCC approved rules which require cable operators to guarantee that analog-only cable subscribers will receive broadcast channels until February 2012. The rules require that cable operators make the signals of must-carry stations “viewable” to all of their subscribers, and the operator could be required to carry the broadcaster’s digital signal in digital and analog form. Tele-Services is working with consultants on how to best implement the rules.

The State of Iowa passed a state-wide cable franchise bill on May 30, 2007 with an immediate effective date. The utilities division of the Iowa Department of Commerce will now issue franchises. A competitive provider must notify the communities it intends to serve. At that time, an incumbent operator with an active local franchise can decide whether to also seek a state franchise. The Department will have 15 days to award the franchises, which will be for a term of 10 years. Competitive providers will have to pick up a portion of the basic maintenance of current, noncommercial institutional networks, but municipalities will have to take over that cost after 10 years. This bill allows incumbent cable providers to utilize the current franchising process, or, upon expiration of their local franchise, to opt in to the state-issued franchise. New cable providers can chose to use either the state or a local franchise. The legislation caps the franchise fee for a new market entrant under the state franchise at the lower of the same percentage as the incumbent provider or five percent of gross revenues. The legislation also requires competitive cable providers under the state franchise to provide the same amount of public, education and government access (PEG) channels as an incumbent provider, and to pay PEG fees if the incumbent is paying PEG fees. In the state franchise, build-out requirements are eliminated and cities maintain control over rights-of-way. Tele-Services does not believe the new legislation will have an effect on its operations.

Service Marks.

Breda has registered the mark “W.I.N. Western Iowa Networks” with the United States Patent and Trademark Office, and Breda and its subsidiaries have all conducted their businesses under the names “W.I.N.” or “Western Iowa Networks” since the second quarter of 2001. Breda’s use of the mark and related logos is intended to create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and to increase awareness of those products and services.

Employees.

As of December 31, 2007, Breda had 33 full time employees and 2 part time employees. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda’s employees, and only three of Breda’s employees have written employment agreements. Those employment agreements were with the chief executive officer, the chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

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

•

There is a building attached to Breda’s corporate office building which serves as Breda’s central office building. The building houses equipment used to switch, record and transmit telephone calls. This type of equipment is sometimes referred to in the industry as “central office equipment.” The equipment is used in providing telephone services to Breda and the surrounding rural area. The building has approximately 960 square feet. As noted, Breda’s corporate office building is also located on a portion of this real estate.

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

•

Prairie Telephone owned the real estate and building located at 707 Phillips Street, Farragut, Iowa until July 2007 when this building was sold. The building was formerly used to house equipment used in providing telephone services, but had been vacant for many years.

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

BTC, Inc. owns the real estate and building located at 603 N. Adams, Carroll, Iowa. The building has approximately 4,450 square feet. The building is used as a satellite administrative office housing sales and marketing staff and customer service representatives. The building is the main location for walk-in, customer traffic for telephone and Internet services in the Carroll market area. Breda leases a portion of the building for use as a retail store for the sale of cellular and related equipment and merchandise.

BTC, Inc. owns a second building located at 603 N. Adams, Carroll, Iowa. The building houses equipment used by BTC, Inc. in providing telephone services and Internet access services. The building has approximately 280 square feet.

BTC, Inc. owned the real estate and building located at 526 N. Carroll Street, Carroll, Iowa until the property was sold on May 1, 2006. The building had approximately 1,804 square feet. BTC, Inc. and Breda previously used the building for their Carroll, Iowa operations, but all equipment housed in the building and all services provided out of the building were moved to 603 N. Adams, Carroll, Iowa, in October, 2003.

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

Tele-Services owns buildings located in eighteen different towns which house some equipment used to receive, descramble and transmit television signals. The equipment is sometimes referred to in the cable industry as “head-end equipment.” The buildings each have approximately 150 square feet. Tele-Services purchased the real estate which houses its building in Malvern, Iowa, on January 1, 2006 for $5,000. Tele-Services previously leased that real estate. The rest of Tele-Services’ buildings are located on real estate in each of the towns, which is generally made available to Tele-Services under its franchise or other agreement with those towns, but Tele-Services’ use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-

Services pays a very nominal consideration for the use of some of the real estate, but in some cases Tele-Services is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. The equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 2007. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and Internet access.

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

All of the real estate and substantially all of the other assets of Breda, Prairie Telephone, Westside Independent and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for loans from the Rural Telephone Finance Cooperative.

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

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of October 1, 2007 through December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Breda’s authorized stock consists of 5,000,000 shares of Class A Common Stock, no par value, and 5,000,000 shares of Class B Common Stock, no par value. The Class A Common Stock is comprised of three series, consisting of 4,968,984 shares of Series 1 Class A Common Stock, 30,959 shares of Series 2 Class A Common Stock, and 57 shares of Series 3 Class A Common Stock. As of December 31, 2007, Breda had the following outstanding shares of stock: (i) 1,226 shares of the Series 1 Class A Common Stock, which were held by 35 different shareholders; (ii) 27,647 shares of the Series 2 Class A Common Stock, which were held by 568 different shareholders; (iii) 50 shares of the Series 3 Class A Common Stock, which were held by 20 different shareholders; and (iv) 2,013 shares of Class B Common Stock, which were held by 48 different shareholders.

Breda had a total of 631 shareholders as of December 31, 2007. Some of the shareholders own shares of more than one of the series of the Class A Common Stock, however, and that is why the total number of shareholders noted in the preceding paragraph exceeds 631.

Breda’s common stock is not listed on any exchange, and there is no public trading market for Breda’s common stock. Breda has not agreed to register any shares of its common stock under any federal or state securities laws. An investment in Breda’s common stock is also not a liquid investment because the Articles of Restatement of Breda establish various restrictions and conditions on the issuance and ownership of, and on the transfer of, shares of its stock.

For example, Breda has the first right and option to purchase any or all of the shares of the Class A Common Stock or the Class B Common Stock of any shareholder which are the subject of any assignment. An “assignment” for this purpose means any sale, transfer, assignment, gift, bequest or other disposition or conveyance of any shares of stock, whether voluntarily or involuntarily or by operation of any process of law, or otherwise, and whether or not for any value or consideration. An assignment includes, for example, an assignment occurring in connection with the death of a shareholder who is an individual, the dissolution of a shareholder which is an entity, the bankruptcy or insolvency of a shareholder, or the exercise of any rights by any creditor of a shareholder. The purchase price payable by Breda if Breda determines to exercise its right to purchase any shares of the Class A Common Stock or the Class B Common Stock in connection with any assignment other than a voluntary sale of shares is the fair value of the shares as determined by the board of directors, in its sole discretion.. The purchase price payable by Breda if the assignment is a voluntary sale of the shares by a shareholder for value will be the amount of the purchase price payable by the proposed transferee in the sale. Breda also has the right and option to purchase any or all of the shares of the Series 1 Class A Common Stock if the holder of the shares ceases to be an eligible telephone subscriber. The purchase price in this circumstance is the fair value of the shares as determined by the board of directors, in its sole discretion. Breda will pay the purchase price for any shares purchased by Breda within 90 days of the date of Breda’s written notice to the shareholder of Breda’s exercise of its right and option to purchase the shares.

The board of directors had historically established the purchase price at approximately 75% of the book value of Breda, but the board began to establish the purchase price at approximately 70% of the book value of Breda in 2002.

The board of directors has historically made this determination once per year, in March, April or May, based upon Breda’s then most recent year-end financial statements. Breda’s fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The purchase price then generally applies until the board of directors makes a new determination and announces the new purchase price at the next annual shareholders meeting. The board of directors has, however, departed from its historical practice on a couple of occasions, primarily in connection with the sale of assets in a transaction which was material to Breda.

Under this approach, the issuance price and redemption price in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41, $64 and $82.

The board of directors departed from its historical practice on November 2, 1999, by adopting a resolution fixing the purchase price at $149 per share. The $149 amount was not based on Breda’s book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999. The auction is discussed below. The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue. The board of directors also believed that it was appropriate to make a new determination of the purchase price given the sale of Breda’s direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415. The sale was not included in Breda’s books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

The board of directors returned to its historical practices at its meeting on March 13, 2000, at which time the board of directors adopted a resolution fixing the purchase price at $180 per share. The $180 amount was determined based upon Breda’s 1999 audited financial statements, and was announced at, and became effective at, the May 17, 2000 annual meeting of the shareholders of Breda. If the above described historical practices were followed, the $180 per share amount would have continued until the next annual determination was made by the board of directors and announced at the annual shareholders meeting for 2001.

The board of directors determined to again depart from its historical practices on this issue, however, at a meeting of the board of directors held on June 12, 2000. At that meeting, the directors adopted a resolution fixing Breda’s purchase price for shares of its common stock at $235 per share. The board of directors took this action because it believed that it was appropriate to make a new determination of the purchase price to reflect the receipt by Prairie Telephone of most of the net after-tax proceeds of the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc. The $235 per share amount was determined by taking approximately 75% of the then net after-tax proceeds of the sale on a per share basis and adding that figure to the last determined purchase price of $180 per share. The shareholders of Breda were notified of the increase in the purchase price from $180 to $235 per share by letter dated June 14, 2000.

At the time the board made its determination on June 12, 2000, Prairie Telephone had received approximately $5,108,280, before taxes, and it was estimated that Prairie Telephone would retain approximately $3,147,676 of that amount, after taxes. For purposes of determining the new purchase price discussed above, Prairie Telephone’s basis in its 3,000 shares of common stock of Central Iowa Cellular, Inc. of approximately $206,770 was deducted from the after-tax amount of $3,147,676.

The board of directors has followed Breda’s historical practices since that time, by announcing a new purchase price of:

•	$258 per share at the May 16, 2001 annual meeting of the shareholders,

•	$280 per share at the May 21, 2002 annual meeting of the shareholders,

•	$303.00 per share at the May 20, 2003 annual meeting of the shareholders,

•	$326 per share at the May 18, 2004 annual meeting of the shareholders,

•	$357 per share at the May 17, 2005 annual meeting of the shareholders,

•	$394 per share, by letter to the shareholders dated July 12, 2006,

•	$457 per share, by letter to the shareholders dated April 2, 2007, and

•	$509 per share, by letter to the shareholders to be sent in early April, 2008.

The per share amount was established based upon Breda’s book value as reflected in its most recent year-end financial statements, consistent with Breda’s historical practices, except that, since 2002, the purchase price has been set at approximately 70% of the book value.

The per share amounts that were announced by the letters to the shareholders were announced by those letters instead of at the annual meeting of the shareholders, given delays that were experienced by Breda in holding those annual meetings.

The increase in the purchase price from $394 per share to $457 per share which was announced by the April 2, 2007 letter to the shareholders was primarily the result of Breda’s receipt of $1,336,000 for the redemption of its 1,336 shares of Class C stock in the Rural Telephone Bank. Breda’s pre-tax gain was approximately $1,170,211 and its after tax gain was approximately $698,946.

The board of directors currently intends to continue to address this issue on an annual basis consistent with the above described historical practices, except that the board of directors may determine to depart from those historical practices again in the future in the event of the occurrence of what the board of directors believes are material or significant events.

The purchase price as determined by the board of directors has increased from $27 per share in 1995 to the current $509 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

• The referenced increase was due primarily to three “one-time” material events, and

•

Breda does not currently foresee any material increase in revenues from its or any of its subsidiaries’ normal and ordinary course business operations, and, in fact, sees continuing downside pressure on those revenues.

Since there is no public trading market or any other principal market for Breda’s common stock, sales of common stock to other shareholders and repurchases of common stock by Breda currently are the primary methods for a shareholder to be able to sell the shareholder’s shares. Breda’s repurchases of its common stock are discussed below in this Item.

An auction was held in October, 1999, at which shareholders desiring to sell their shares of Breda’s common stock were given the opportunity to sell those shares to other Breda shareholders. There are no current plans to arrange any other auctions in the future.

Breda maintains a list of shareholders desiring to sell their shares, and of other shareholders desiring to purchase those shares, as discussed below.

The following table provides information regarding Breda’s purchases of its common stock from shareholders during the period of October 1, 2007 through December 31, 2007.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Month #1 (October 1, 2007-October 31, 2007	-0-	N/A	-0-	-0-

Month #2 (November 1, 2007-November 30, 2007)	80	$457 per Share	-0-	-0-

Month #3 (December 1, 2007-December 31, 2007)	-0-	N/A	-0-	-0-

Total	80	$457	-0-	-0-

[1]

All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Articles of Restatement, which rights are discussed above in this Item, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

[2]

All of the shares of common stock were purchased by Breda at the $457 redemption price that was established by the board of directors and which became effective pursuant to a letter to the shareholders dated April 2, 2007.

Given that repurchases of common stock by Breda is currently one of the primary methods for a shareholder to be able to sell the shareholder’s shares, the following paragraphs provide additional information on Breda’s purchases of its common stock from its shareholders from 2000 through 2006.

During 2000, Breda repurchased 441 shares of its common stock from 14 different shareholders, at a purchase price of $235 per share.

During 2001, Breda repurchased a total of 2,216 shares of its common stock from 26 different shareholders. Two hundred twenty of those shares were purchased at $235 per share, and the rest of those shares (1,996) were purchased at $258 per share.

Breda repurchased a total of 2,025 shares of its common stock during 2002 from 32 different shareholders. Two hundred eighty-seven of those shares were purchased for $258 per share. The rest of those shares (1,738) were purchased for $280 per share.

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

Breda repurchased a total of 7 shares of its common stock during 2006 from 1 shareholder, at a purchase price of $394 per share.

There may have been transfers among the shareholders of Breda during some of the above periods for which Breda did not exercise its right of first refusal. Some of those transfers are noted below.

Breda’s ability to repurchase any of its shares is subject to certain restrictions in its loan agreements with the RTFC. Those restrictions are discussed below in this Item.

Breda has no plans to and has not agreed to register any of its shares of common stock under any federal or state securities laws. Since Breda has been subject to the reporting requirements of the Securities Exchange Act of 1934 for a period of over ninety days, Rule 144 under the Securities Act of 1933 would be available to permit the resale of shares of common stock by shareholders, subject to certain restrictions contained in Rule 144, including the requirement that the shareholder has held his or her shares for a period of at least six months prior to the date of resale. Once a shareholder (other than a shareholder who is an officer or director of Breda) has held his or her shares of common stock for a period of two years, the shareholder would be able to resell the shares without restriction under Rule 144. As also noted above, however, the governing documents of Breda impose restrictions and conditions on a shareholder’s ability to sell or transfer any shares of Breda’s common stock.

The board of directors determined in late 1999 to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda’s common stock, and to allow persons to advise Breda of the fact that they desire to purchase shares of Breda’s common stock. Breda keeps a list of those shareholders and buyers, and will make the list available to all of the shareholders and buyers on the list. The terms of any sale between a shareholder and a buyer will be negotiated by them, and no one is required to sell or buy any shares because their name is on the list. Breda also retains its right to purchase any shares which are intended to be sold by any shareholder to any buyer under the right of first refusal granted to Breda in its Articles of Restatement.

During the calendar year 2000, 5 separate sales of shares occurred between shareholders on the list. Two sales each involved 2 shares, which were sold for $235 per share. One sale involved 53 shares, which were sold for $235 per share. One sale involved 31 shares, which were sold for $155 per share. One sale involved 2 shares, which were sold for $149 per share. Breda elected not to exercise its right of first refusal on any of these shares.

During the calendar year 2001, 3 separate sales of shares occurred between shareholders on the list. Two sales each involved 7 shares, which were sold for $258 per share. The other sale involved 43 shares, which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on any of these shares.

During the calendar year 2002, 3 separate sales of shares occurred between shareholders on the list. Two sales involved 2 shares which were sold for $258 per share. The other sale involved 3 shares which were also sold for $258 per share. Breda elected not to exercise its right of first refusal on any of these shares.

During the calendar year 2003, 1 sale of shares occurred between shareholders on the list. The sale involved 2 shares, which were sold for $280 per share.

There were no sales of shares between shareholders on the list during the calendar year 2004.

During the calendar year 2005, 6 separate sales of shares occurred between shareholders on the list. One sale involved 12 shares which were sold for $326 per share. One sale involved 28 shares which were sold for $357 per share. Two sales involved 2 shares each which were sold for $357 per share. One sale involved 16 shares which were sold for $367 per share. The last sale involved 21 shares which were sold for $357 per share. Breda elected not to exercise its right of first refusal on any of these shares.

During the calendar year 2006, 6 separate sales of shares occurred between shareholders on the list or among family members. One sale involved 80 shares, which were sold for $400 per share. One sale involved 1 share which was sold for $357. Another sale involved 10 shares which were sold for $410 per share. Two sales involved 40 shares, which were sold for $400 per share. Another sale involved 2 shares, which were sold for $394 per share. Breda elected not to exercise its right of first refusal with respect to any of these shares.

There were 21 separate transfers of shares during the calendar year 2007 between shareholders on the list or among family members. A summary of those transfers is as follows:

1.	Two shares were sold for $394 per share.

2.	Forty-five shares were sold for $394 per share.

3.	Two shares were sold for $400 per share.

4.	Eleven share were sold for $457 per share.

5.	Two shares were sold for $457 per share.

6.	Ten shares were sold for $460 per share.

7.	Two shares were sold for $457 per share.

8.	Eight shares were sold for $450 per share.

9.	Thirty shares were sold for $457 per share.

10.	Two shares were sold for $457 per share.

11.	Ten shares were sold for $457 per share.

12.	Thirty shares were sold for $457 per share.

13.	Ten shares were sold for $457 per share.

14.	One hundred twenty shares were sold for $457 per share.

15.	Fifty-three shares were sold for $457 per share.

16.	One hundred ten shares were sold for $457 per share.

17.	Nine shares were sold for $457 per share.

18.	Eighty-three shares were sold for $457 per share.

19.	Forty-seven shares were sold for $457 per share.

20.	Two hundred forty two shares were sold to four employees for fair market value as determined by the employer.

21.	Ten shares were sold for $480 per share.

Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

Breda has declared and paid 10 dividends to its shareholders since Breda was incorporated in 1964. The dividends were declared in March or April of each of 1999 through 2008. The first six dividends were in the amount of $3.00 per share, the 2005, 2006 and 2007 dividends were in the amount of $7.00 per share, and the 2008 dividend was in the amount of $8.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, $94,479, $218,190, $217,161, $217,112, and $246,808.

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

The restrictions in the RTFC loan agreements also apply to Breda’s purchase or redemption of any of its stock and to any other distributions to its shareholders, so the restrictions may also preclude Breda from being able to repurchase its shares of stock as otherwise discussed above.

Breda does not currently believe, however, that the restrictions in the RTFC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock during 2008, should Breda otherwise determine to do so.

No shares of stock were issued by Breda in 2007. There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible or exchangeable into or for common stock of Breda. Breda’s shares of common stock are not convertible into any other securities.

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

Breda and its subsidiaries operate seven telephone exchanges as the incumbent or “historical” local exchange carrier (ILEC) and one telephone exchange as a competitive local exchange carrier (CLEC) in Carroll, Iowa, where Qwest is the incumbent local exchange carrier. Other telecommunications services provided include long distance services, dial-up and high speed Internet services, satellite Internet services, and cable TV services.

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

Local Exchange Carrier Services. This segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda also provides long distance services to its customers in its seven ILEC exchanges and its CLEC exchange and the surrounding areas.

Broadcast Services. This segment provides cable television services to customers in a total of seventeen towns in Iowa and one town in Nebraska.

Internet Services. This segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area. The Internet services are provided through BTC, Inc.

The segments in which Breda and its subsidiaries operate are as follows:

Local Exchange Carrier
Breda
Prairie Telephone Co., Inc.
Westside Independent Telephone Company
BTC, Inc. (competitive local exchange carrier)

Broadcast Services
Tele-Services, Ltd.

Internet Service Provider
BTC, Inc.

BTC, Inc. is a subsidiary of Prairie Telephone. BTC, Inc. provides Internet services to its customers and to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. BTC, Inc. is also a CLEC providing local and long distance telephone services to customers in the Carroll, Iowa market area, where Qwest is the incumbent local exchange carrier.

Breda’s primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

•

Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2008, those fees varied from approximately $11.50 to $35 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

•

Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge rates may be at a flat rate or may depend upon usage. As discussed in Item 1 of this annual report, interstate and intrastate access charge rates are subject to regulation by various governmental authorities. Access charge revenues constitute a substantial part of Breda’s consolidated revenues, and a material risk to Breda arises from the regulation of access charge rates by those authorities. As discussed in Item 1 of this annual report, the FCC continues to review proposed plans addressing access charge rates, and Breda believes there will be changes made to the current access charge rate system. Breda also believes that if any of the proposed plans are adopted in their current form, they will likely result in substantial reductions in Breda’s access revenues.

The access charge rate payable to telephone companies like Breda, Prairie

Telephone, Westside Independent and BTC, Inc. which utilize the “average schedule” basis for receiving inter-state access charge revenues, is currently based on, among other things, the quantity of minutes of use and the number of miles of their cable over which they transfer long distance calls made by their subscribers. Breda’s total access charge revenues have been increasing over the past three years, and that trend continued in 2007 due mainly to additional traffic on BTC, Inc.’s network which began with the installation of conference bridging services in July, 2006. Breda believes that its access charge revenues are also still benefiting from the fact that BTC, Inc. began to offer local phone service in the Carroll, Iowa market in October 2003. Customers that move their local phone service from the incumbent local carrier to BTC, Inc. also usually select Breda’s long distance service, which has increased the overall number of customers utilizing Breda’s network to make long distance calls. The increased customer count has increased the overall minutes of use for long distance calls, which has increased Breda’s access revenue. Breda has, however, seen some decrease in minutes of use because of competition from wireless carriers offering calling plans with features such as unlimited nights and weekend calls. Those types of features lead customers having both wireless and wireline service to use their wireless calling plans to make long distance calls, which results in less traffic being carried over the wireline networks. The Iowa Utilities Board ruled in 2004 that some intrastate wireless traffic is considered local traffic, and since that time the wireless carriers have had to renegotiate interconnection agreements with the wireline carriers for use of their networks. The wireline carriers, such as Breda, accordingly receive less traffic over their networks. Breda has also received less payment for the traffic that the wireless carriers do route over the wireline networks since May 2004 when Breda negotiated reciprocal transport and termination agreements with some of the wireless carriers at substantially reduced rates.

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

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates. In a letter dated January 15, 2007, NECA notified Breda that beginning July 1, 2007 most carriers could expect an overall average cost settlement decrease of 7.27% as a result of the new settlement formulas filed by NECA with the FCC in December 2006. NECA projected that the majority of companies’ settlements would decrease between 5% and 15%. The decrease generally reflects new overall reduced cost levels and decreases due to Line Haul Distance Sensitive formula structure changes. NECA’s 2007 Modification of Average Schedules filing included a proposed 24-month transition plan to help companies adjust to the reduced settlements.

During the six-month period from July 1, 2007 through December 31, 2007, Breda and its subsidiaries experienced an overall increase in average monthly settlement revenue mainly due to the increase in interstate access rate payments for the individual elements making up the interstate access rate that also became effective on July 1, 2007.

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

•	Another access revenue challenge faced by Breda and its counterparts in the industry has been the amount of traffic coming over Qwest’s facilities which is considered unbillable.

Breda and other Iowa ILEC’s received a letter from Qwest dated February 9, 2007 outlining a change in its billing systems effective April 1, 2007. Under the new billing system, Qwest will pay terminating charges to ILECs and Iowa Network Services for Qwest’s own intraLATA retail toll, but will dispute any billings for all other traffic. Qwest will make payment based on Qwest’s toll call detail. Iowa Network Services will receive the new Qwest toll records for all of the independent telephone companies utilizing Iowa Network Services. Qwest will also provide the Iowa Telecommunications Association’s “Qwest Traffic” committee with reports for analysis to attempt to identify carriers which are delivering traffic through Qwest but for which Qwest is refusing to pay terminating charges to the ILEC. Qwest has implemented this process and continues to dispute any billings for traffic that traverses their facilities but is not identifiable to the ILECs.

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

•

Fees from long distance providers for billing and collection services for long distance calls made by subscribers. Breda, Prairie Telephone and Westside Independent have been experiencing increased competition in this area over the past several years. The competitors include other third parties providing these services, and the long distance providers themselves since some providers have decided to handle their own billing and collection. Breda may at some point make a determination to stop providing billing and collection services for other carriers.

•

Fees from per minute rate plans and calling plan fees on long distance calls made by subscribers of Breda, Prairie Telephone, Westside Independent and BTC, Inc. Breda experienced an 11.3% increase in its long distance customer base from December 2006 to December 2007. Breda had experienced a 16.2% increase in its long distance customer base from December 2005 to December 2006.

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

Breda’s other primary source of consolidated revenue is generated from Tele-Services’ cable business. Tele-Services’ operating revenues are generated primarily from monthly fees for basic and premium cable services provided to its cable subscribers. Tele-Services’ main competition at the time of the preparation of this annual report was from satellite dish providers. The FCC has allowed satellite dish providers to provide local channels since 1999, which had an adverse effect on Tele-Services because its ability to provide local channels was, in the past, one reason subscribers might choose Tele-Services’ cable services over a satellite dish. Other rulings and decisions by the FCC are possible, and may provide satellite dish or other providers with equal or greater advantages than Tele-Services, which could result in further adverse effects on Tele-Services’ business. The telecommunications and cable industries are also continually changing, and technological advances may provide Tele-Services subscribers with other options which could have material adverse effects on Tele-Services. Tele-Services is also faced with a declining population base in its service areas, which results in a lower potential customer base.

Tele-Services implemented a rate increase in 2005 for its Sidney community when three channels were added to its line-up. The channel additions were completed by September 13, 2005, after head-end consolidations had taken place for Sidney, Riverton and Farragut. The rate increase was implemented on November 1, 2005.

Tele-Services combined the head end for its Auburn community with three of its other communities in June 2006. A rate increase was implemented in Auburn, Iowa on August 1, 2006 when that community was able to receive additional channels because of the head end consolidation.

Tele-Services added the HBO premium channel to its Farragut, Riverton, Hamburg and Sidney communities on February 1, 2007. Rate increases became effective March 1, 2007 for premium channels in the Beaver Lake and Hamburg communities; for basic channels only in the Auburn, Churdan, Lohrville and Grand Junction communities, and for both basic and premium channels in the Breda, Westside, Arcadia, Farragut, Riverton, and Sidney communities.

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

The Deficit Reduction Omnibus Reconciliation Act of 2005 included the digital television transition legislation. The Act establishes February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum. All of Tele-Services’ cable service systems are analog systems. Tele-Services has not finalized its estimates for the costs to upgrade all of its transmission equipment from analog to digital, but the Act will require significant upgrades to Tele-Services’ plant, equipment, and cables in order to provide digital transmission of all programming.

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

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past two fiscal years:

	2007	2006

Local exchange carrier (1)	86.9%	84.4%
Broadcast (2)	6.8%	8.4%
Internet service provider (3)	6.3%	7.2%

	100.0%	100.0%

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

(2)	This segment includes monthly fees charged for basic and premium cable services.

(3)	This segment includes monthly fees charged for Internet services.

Twelve months ended December 31, 2007 Compared to Twelve months ended December 31, 2006

The table below sets forth the components of Breda’s revenues for the twelve months ended December 31, 2007, compared to the same period in 2006.

	Years Ended December 31,		Change

	2007	2006	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$917,101	$906,612	$10,489	1.2%
Network access services	6,428,950	4,425,849	2,003,101	45.3%
Long distance services	318,452	317,227	1,225	0.4%
Cellular services	1,561,915	1,523,482	38,433	2.5%
Billing and collection services	11,284	15,387	(4,103)	-26.7%
Miscellaneous	(125,191)	126,511	(251,702)	-199.0%

	$9,112,511	$7,315,068	$1,797,443	24.6%

Broadcast Services	$711,461	$724,957	$(13,496)	-1.9%

Internet services	$658,653	$627,028	$31,625	5.0%

	$10,482,625	$8,667,053	$1,815,572	20.9%

There was an increase in total operating revenues for the twelve-month period ended December 31, 2007 (when compared to the twelve-month period ended December 31, 2006) of $1,815,572, or 20.9%.

Local Exchange Carrier Services - $1,797,443

Local exchange carrier services revenues accounted for 86.9% of all operating revenue in the twelve-month period ended December 31, 2007. There was a $1,797,443, or 24.6%, increase in local exchange carrier services revenues for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006.

Local network services revenues increased $10,489, or 1.2%, for the twelve months ended December 31, 2007, as compared to the same period in 2006, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, Iowa. Breda’s long distance services revenue also increased $1,225, or 0.4%, for the twelve months ended December 31, 2007, as compared to the twelve-month period ended December 31, 2006, for the same reason. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $2,003,101, or 45.3%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. This increase mainly resulted from increased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s conference bridge services generated approximately $3,055,159 of access revenue for the twelve-month period ending December 31, 2007, compared to approximately $320,748 for the twelve-month period ending December 31, 2006. Network access services revenue includes originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. This method of provisioning generated approximately $230,762 of access revenue during the twelve-month period ended December 31, 2007, compared to $450,983 for the same period in 2006, and allows Breda to offer its own Internet services to these customers instead of reselling the Iowa Network Services Internet product. During 2007 Breda was able to offer high speed Internet services to most of its dial-up customers. Many customers switched to Breda’s high speed Internet services, which is not provisioned with the use of the toll traffic network, so while Breda experienced an increase in its Internet service revenues, it did cause a decrease in Breda’s network access services revenue. Breda’s access revenue has also increased because of its increased customer base, and particularly the Carroll, Iowa, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls. Breda’s access revenue has also increased because BTC, Inc. implemented new switching capabilities in July 2006 in its Carroll, Iowa location, and is now able to receive some tandem switching rate element payments for consolidating and switching its traffic from three of Breda’s own seven telephone exchanges. The twelve-month period ended December 31, 2007 includes twelve months of the tandem switching rate element revenue compared to the twelve-month period ended December 31, 2006 which included one month of tandem switching rate element revenue.

Cellular services increased $38,433, or 2.5%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. While the overall number of customers served between the two years was very similar, there was an increase in the amount of commissions received on the cellular services sold and an increase in cellular equipment sales for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006.

Miscellaneous revenue decreased $251,702, or 199.0%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 2006. The decrease is mainly attributable to a $325,781 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue. Breda is not a party to any legal action with any carriers but Breda is working to receive payment on some of its conference bridge access minutes. Breda set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies. The other main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue. Billing and collection revenue continues to decrease since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them. Industry guidelines no longer allow payment for the provisioning of tandem services to neighboring telephone companies so these companies rerouted traffic that was previously tandemed by Breda. Effective August 15, 2007, Breda no longer provided and received payment for these services which resulted in a decrease in revenue. The miscellaneous revenue for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 30, 2006, also decreased because Breda sold fewer key systems during the current twelve-month period. During the twelve-month period ended December 31, 2006, a one-time payment in the amount of $142,936 was made to a partner of a jointly-owned ring after a true-up of fiber optic revenue proceeds had been jointly undertaken.

Broadcast Services – ($13,496)

Broadcast services decreased $13,496, or 1.9%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Breda’s subsidiary, Tele-Services, continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. In June 2006, Tele-Services combined the head end for its Auburn, Iowa community with three of its other communities. Breda continues to explore other consolidation opportunities in its cable TV communities in order to reduce its operating costs through consolidation of equipment and maintenance costs. A rate increase was implemented in Auburn, Iowa on August 1, 2006 when that community was able to receive additional channels because of the head end consolidation. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007.

Internet Services – $31,625

Internet services revenue increased $31,625, or 5.0%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Breda has seen an increase in its high speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. In May 2007, Breda consolidated its high speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the twelve-month period ended December 31, 2007. Also, with the advent of newer technologies that expand the range for high speed Internet services from Breda’s central office, Breda began offering new longer-reach, high speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda was able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing at a great distance from the central office. These service offerings were implemented during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high speed Internet offerings. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the twelve months ended December 31, 2007, compared to the same period in 2006.

	Years Ended December 31,		Change

	2007	2006	Amount	Percent

OPERATING EXPENSES
Cost of services	$5,274,092	$4,109,781	$1,164,311	28.3%
Depreciation and amortization	1,016,247	960,685	55,562	5.8%
Selling, general and administration	2,227,901	2,181,342	46,559	2.1%

	$8,518,240	$7,251,808	$1,266,432	17.5%

Cost of Services - $1,164,311

Cost of services increased $1,164,311, or 28.3%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Most all of the $1,164,311 increased costs were incurred for the provisioning of the conference bridge services, which began in July 2006. Conference bridge fees for the year ended December 31, 2007 totaled 1,414,935, compared to $151,548 for the same period in 2006. Some additional increased costs arose from labor rate increases implemented in 2007 when comparing the two twelve-month periods. There was a $76,440, or 27.8%, decrease in long distance provisioning costs; a $29,975, or 2.5%, decrease in cellular service provisioning costs and a $109,935, or 15%, decrease in Internet provisioning costs when comparing the twelve-month period ended December 31, 2007 to the twelve-month period ended December 31, 2006.

Although a greater number of customers continue to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, which had lower rates, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had an 11.3% increase in customers subscribing to Breda’s long distance services for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Breda’s decrease in cellular service provisioning costs was directly tied to the slight decrease in cellular customers during the twelve-month period ended December 31, 2007. Breda’s decrease in Internet provisioning costs resulted mainly from the migration of many of its dial-up customers in its southern Iowa exchanges to high speed Internet services where provisioning could be consolidated for both new and present high speed Internet customers and which resulted in less toll minute provisioning costs for dial-up customers.

While Tele-Services’ overall customer growth for Tele-Services’ cable TV services continued to decline, its programming fees increased $63,852, or 17.6%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $55,562

Depreciation and amortization expense increased $55,562, or 5.8%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. In 2006, Breda began depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in its cable TV operations. In 2007, Breda began depreciating a new operating software support system, network upgrades, and new and upgraded Internet service facilities.

Selling, General and Administration – $46,559

Selling, general and administration expenses increased $46,559, or 2.1%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Property and general taxes increased $15,755, or 7.9%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Corporate operations decreased $47,250, or 3.9%, during the twelve-month period ended December 31, 2007, when compared to the same period in 2006, because in 2006 Breda had consulting fees associated with Breda’s SEC compliance work, the recruitment and hiring of a new Chief Executive Officer and a new Chief Operating Officer, and the strategic planning of its CLEC operations. There was also preparation and SEC compliance work in 2006 for proxy solicitations, proxies and other information for consideration by Breda’s shareholders at a special meeting held on March 28, 2007 in connection with the approval and adoption of restated articles of incorporation for Breda and for which there were no corresponding services in 2007. Customer operations increased $78,054, or 10.3%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006, and mainly resulted from increased wages and benefits effective during 2007, and the increased advertising expenses for the roll-out and upgrade of Breda’s Internet and other service offerings.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the twelve-month period ended December 31, 2007, compared to the same period in 2006.

	Years Ended December 31,		Change

	2007	2006	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$486,217	$391,562	$94,655	24.2%
Gain or (Loss) on sale of investments	68,058	1,165,392	(1,097,334)	-94.2%
Gain or (Loss) on disposal of assets	13,958	(21,714)	35,672	164.3%
Interest expense	(91,871)	(108,774)	16,903	-15.5%
Income from equity investments	1,447,477	1,872,028	(424,551)	-22.7%
Other, net	(43,964)	5,770	(49,734)	-861.9%

	$1,879,875	$3,304,264	$(1,424,389)	-43.1%

Interest and Dividend Income. Interest and dividend income increased $94,655, or 24.2%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. This increase in interest and dividend income was due to the increased investments in both temporary investments and marketable securities on which Breda generates interest income. Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $44,740 from their investment in Iowa Network Services during the twelve-month period ending December 31, 2007, and for which the corresponding income during the twelve-month period ended December 31, 2006 was $8,947. Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. The $68,058 gain on sale of investments for the twelve-month period ended December 31, 2007, is a combination of a $97,100 gain on the sale of Prairie Telephone’s investment in Desktop Media, LLP and the net gains and losses on the redemption of temporary investments. The $1,165,392 gain on sale of investments for the twelve-month period ended December 31, 2006, is a combination of a $1,170,211 gain from the redemption of the Rural Telephone Bank stock in April 2006, and the net gains and losses on the redemption of temporary investments. There is no corresponding entry to the Rural Telephone Bank stock redemption for the twelve-month period ended December 31, 2007.

Gain or (loss) on disposal of assets. The $13,958 gain on disposal of assets for the twelve-month period ended December 31, 2007 represents the gain from the sale or trade-in of service vehicles, and the gain on the sale of a small parcel of land, and a small central office building, in Farragut, Iowa, for which there is no corresponding entry in the same twelve-month period in 2006. The $21,714 loss on disposal of assets for the twelve-month period ended December 31, 2006 represents the loss from the sale of a building at 526 N. Carroll Street, Carroll, Iowa.

Interest Expense. The $16,903, or 15.5%, decrease in interest expense for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan proceeds have been borrowed.

Income from Equity Investments. Income from equity investments decreased $425,551, or 22.7%, for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the twelve-month period ended December 31, 2007 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.

Other, net. The $49,734, or 861.9%, decrease in other net income for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006, is mainly attributable to increased partnership-related costs. The increase in partnership-related costs was offset by $10,275 of revenue in April 2007 related to construction work done by Breda for a wireless carrier, and for which there was no corresponding revenue in 2006.

Income Tax Expense. Income taxes decreased $534,702, or 28.1%, for the twelve-month period ended December 31, 2007, when compared to the same period in 2006. The decrease in income tax expense is a direct correlation to the $1,097,334 decrease in the sale of investments because there was no corresponding gain on the sale of investments during the twelve-month period ended December 31, 2007, to compare with the redemption of the Rural Telephone Bank stock that occurred during the twelve-month period ended December 31, 2006. The effective tax rate in 2007 is 35.5%, compared to a 40.3% tax rate in 2006. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from income tax.

Net Income. Net income increased $340,547, or 12.1%, for the twelve-month period ended December 31, 2007, when compared to the same period in 2006.

Liquidity and Capital Resources at Twelve Months Ended December 31, 2007.

Breda’s short-term and long-term liquidity requirements arise primarily from: operations and working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the twelve months ended December 31, 2007 and 2006, cash provided by operating activities was $3,099,063 and $1,740,959, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s believes that its present revenues would be able to sustain the costs of additional debt if the need arose. All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of December 31, 2007, and December 31, 2006.

	As of

	December 31, 2007	December 31, 2006

Short-Term Liquidity
Current Assets	$4,342,424	$2,930,602
Current Liabilities	1,544,835	540,778

Net Working Capital	$2,797,589	$2,389,824

Cash and Cash Equivalents	$1,104,327	$777,708
Short Term Marketable Securities	$480,311	$643,119
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $1,411,822, or 48.2%, for the year ended December 31, 2007, when compared to the year ended December 31, 2006, and was due mainly to three items. The first was the $163,811 increase in cash, cash equivalents, and marketable securities. The second was the $744,405 increase in accounts receivable, which was due to unpaid conference bridge access services. As discussed previously, Verizon, Sprint and AT&T are refusing to pay for these services. The third was the $514,100 increase in the current portion of Breda’s note receivable. At December 31, 2007, Breda held a $480,000 note receivable from Jaguar Communications, Inc. earning interest at the rate of 4.81%, and which was acquired with Prairie Telephone’s sale of its interest in Desktop Media, LLC in September 2007. Breda also holds a promissory note to its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. At December 31, 2006, Prairie Telephone held a Desktop Media, L.L.C. note receivable of $439,974 less allowances of $219,691, for a balance due of $220,283. As discussed previously, this instrument of indebtedness was surrendered on June 28, 2007, with the signing of a purchase agreement with Jaguar Communications, Inc. to purchase Desktop Media, L.L.C.

Current liabilities increased $1,004,057, or 185.7%, for the year ended December 31, 2007, when compared to the year ended December 31, 2006. Accounts payable increased 672,101, or 376.9%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of December 31, 2007 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2006. Other increased accounts payable resulted from construction projects and associated consulting fees. Accrued taxes increased $267,358, or 216.8%, for the year ended December 31, 2007, when compared to the year ended December 31, 2006. Accrued taxes also increased current liabilities as of December 31, 2007, and was primarily the result of the increase in federal and state income taxes payable.

The following table summarizes Breda’s sources and uses of cash for the twelve months ended December 31, 2007 and 2006.

	For the Years Ended December 31,

	2007	2006

Net Cash Provided (Used)
Operating Activities	$3,099,063	$1,740,959
Investing Activities	(2,343,043)	(1,318,559)
Financing Activities	(429,401)	(384,433)

For the twelve months ended December 31, 2007 and 2006, cash provided by operating activities was $3,099,063 and $1,740,959, respectively.

Cash used in investing activities increased $1,024,484 for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006, and is mainly attributable to an increase in capital expenditures for the twelve-month period ended December 31, 2007, when compared to the twelve-month period ended December 31, 2006. Capital expenditures for the twelve-month period ending December 31, 2007 were $1,319,496, and were $390,462 for the same period in 2006.

Cash used in financing activities was $429,401 for the twelve-month period ended December 31, 2007, and $384,433 for the twelve-month period ended December 31, 2006. During the twelve-month period ended December 31, 2007, cash was used to repay $175,729 of long term debt, to pay dividends to the shareholders of $7 per share totaling $217,112, and to redeem common stock for $36,560. Breda used cash during the twelve-month period ended December 31, 2006 to repay $164,514 of Rural Telephone Finance Cooperative long term debt, to pay dividends to shareholders of $7 per share totaling $217,161, and to redeem common stock for $2,758.

Long Term Debt

As of December 31, 2007, Breda had outstanding $1,139,205 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

The security and loan agreements underlying the Rural Telephone Finance Cooperative notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. Breda is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Telephone Finance Cooperative note holders, unless Breda’s minimum net worth meets the minimum requirements set forth in the loan agreement, and distributions are limited to certain levels of prior year cash margins. Breda is also required to achieve a debt service coverage ratio of not less than 1.25 to 1 and a times interest earned ratio of not less than 1.5 to 1.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the twelve months ended December 31, 2007, capital expenditures were $1,319,496.

Breda’s contractual obligations for principal payments on its long-term debt as of December 31, 2007 are:

2008	$187,710
2009	200,507
2010	214,177
2011	228,779
2012 and after	308,032

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda’s currently foreseeable operational, capital expenditure, and debt service requirements. Breda’s actual cash needs and the availability of required funding may, however, differ from Breda’s expectations and estimates, and those differences could be material. Future capital requirements would depend on many factors, including, among others, the demand for Breda’s services in Breda’s existing markets and regulatory, technological and competitive developments.

Off-Balance Sheet Risk and Concentration of Credit Risk

Breda has no off-balance sheet exposure or risk.

Breda has certain financial instruments which could potentially subject Breda to concentrations of credit risk. The financial instruments consist primarily of trade receivables and cash and temporary cash investments.

Breda adheres to an investment policy for its marketable securities, which allows investments in:

•	Securities issued or guaranteed by the U.S. Government or its agencies.

•	Corporate or municipal bonds rated A or better by a major rating service.

•	Money market funds investing in U.S. Government, U.S. Agency or highly rated municipal securities.

Item 7.	Financial Statements.

EXPLANATORY NOTE

Breda has investments in certain partnerships that it accounts for using the equity method. Because of the materiality of these investments at December 31, 2007, Breda’s independent registered public accounting firm, Kiesling Associates LLP, is required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly, in all material respects, in the consolidated financial statements of Breda as of and for the year ended December 31, 2007.

Kiesling Associates LLP has not performed the necessary audit procedures or been given the authorization to rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income were presented fairly in all material respects for three outstanding partnerships for the year ended December 31, 2007. Given these circumstances, and because of the materiality of these outside investments in relation to Breda’s financial statements for the year ended December 31, 2007, the auditors have issued a qualified audit opinion on the consolidated financial statements for Breda for the year ending December 31, 2007. The qualified audit opinion and financial statements are set out below.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2007 and 2006

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were unable to perform audit procedures for 2007 supporting the Company’s investments in Spiralight Network LLC, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership stated at $2,889,873 at December 31, 2007, or its equity in earnings in such partnerships of $244,777, which is included in net income for the year ended as described in Note 4 to the financial statements.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the investment and earnings of Spiralight Network LLC, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 28, 2008

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,104,327	$777,708
Marketable securities	480,311	643,119
Accounts receivable, net of allowances of $676,422 and $46,750 in 2007 and 2006, respectively	1,740,266	995,861
Interest receivable	98,013	82,241
Current portion of note receivable, less allowance of $219,691 in 2006	734,383	220,283
Inventory, at average cost	152,857	151,659
Other	17,973	47,440
Deferred income taxes	14,294	12,291

	4,342,424	2,930,602

OTHER NONCURRENT ASSETS
Marketable securities	7,374,754	6,775,348
Investments in unconsolidated affiliates at equity	7,950,825	7,562,375
Other investments at cost	611,707	622,554
Goodwill	896,812	896,812

	16,834,098	15,857,089

PROPERTY, PLANT AND EQUIPMENT	5,015,302	4,509,149

TOTAL ASSETS	$26,191,824	$23,296,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$187,710	$175,729
Accounts payable	850,432	178,331
Accrued taxes	390,659	123,301
Other	116,034	63,417

	1,544,835	540,778

LONG-TERM DEBT, less current portion	951,495	1,139,205

OTHER NONCURRENT LIABILITIES	1,213,607	1,359,628

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 28,923 and 31,016 shares issued and outstanding at $457 and $394 stated values, respectively	13,217,811	12,220,304
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,013 shares issued and outstanding at $457 stated value, as of December 31, 2007	919,941	—
Retained earnings	8,344,135	8,036,925

	22,481,887	20,257,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,191,824	$23,296,840

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended 2007 and 2006

	For the Years Ended
	2007	2006

OPERATING REVENUES	$10,482,625	$8,667,053

OPERATING EXPENSES
Cost of services	5,274,092	4,109,781
Depreciation and amortization	1,016,247	960,685
Selling, general, and administrative	2,227,901	2,181,342

	8,518,240	7,251,808

OPERATING INCOME	1,964,385	1,415,245

OTHER INCOME (EXPENSES)
Interest and dividend income	486,217	391,562
Gain on sale of investments	68,058	1,165,392
Gain or (Loss) on disposal of assets	13,958	(21,714)
Interest expense	(91,871)	(108,774)
Income from equity investments	1,447,477	1,872,028
Other, net	(43,964)	5,770

	1,879,875	3,304,264

INCOME BEFORE INCOME TAXES	3,844,260	4,719,509

INCOME TAXES	1,365,930	1,900,632

NET INCOME	$2,478,330	$2,818,877

NET INCOME PER COMMON SHARE	$79.94	$90.87

DIVIDENDS PER COMMON SHARE	$7.00	$7.00

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2005	31,023	$11,075,211	$6,583,060	$17,658,271

Comprehensive income:
Net Income			2,818,877	2,818,877

Dividends paid			(217,161)	(217,161)

Common stock redeemed, net	(7)	(2,758)		(2,758)

Stated value stock adjustment		1,147,851	(1,147,851)

Balance at December 31, 2006	31,016	12,220,304	8,036,925	20,257,229

Comprehensive income:
Net Income			2,478,330	2,478,330

Dividends paid			(217,112)	(217,112)

Common stock redeemed, net	(80)	(36,560)		(36,560)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,478,330	$2,818,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,016,247	960,685
Deferred income taxes	(148,024)	367,274
Amortization of investment premium/discount - net	42,831	97,488
Equity income in unconsolidated affiliates, net of distributions received of $1,228,439 and $1,153,057 in 2007 and 2006, respectively	(219,038)	(718,971)
Realized (gain) or loss on sale of property	(13,958)	21,714
Note receivable discount	—	(814)
Gain on sale of marketable securities	(13,062)	—
Gain on sale of equity investments	(97,100)	—
Gain on sale of investments - at cost	—	(1,165,392)
Changes in assets and liabilities:
(Increase) Decrease in assets	(731,908)	(52,245)
Increase (Decrease) in liabilities	784,745	(587,657)

Net cash provided by operating activities	3,099,063	1,740,959

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,319,496)	(390,462)
Proceeds from the sale of assets	18,385	116,247
Purchase of marketable securities	(2,040,367)	(3,177,070)
Purchase of equity investments	(169,412)	(960,000)
Purchase of other investments - at cost	(5,055)	(5,978)
Proceeds from the sale of marketable securities	1,574,000	1,755,003
Proceeds from the sale of equity investments	63,000
Proceeds from the sale of other investments - at cost	15,902	1,343,701
Issuance of notes receivable	(480,000)	—

Net cash used in investing activities	(2,343,043)	(1,318,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(175,729)	(164,514)
Common stock redeemed, net	(36,560)	(2,758)
Dividends paid	(217,112)	(217,161)

Net cash used in financing activites	$(429,401)	$(384,433)

Net Increase in Cash and Cash Equivalents	$326,619	$37,967

Cash and Cash Equivalents at Beginning of Period	777,708	739,741

Cash and Cash Equivalents at End of Period	$1,104,327	$777,708

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$91,871	$108,774
Income taxes	$1,236,856	$1,798,064

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

Income Taxes

Income taxes are accounted for using a liability method and provide for the tax effects of transactions reported in the consolidated financial statements including both taxes currently due and deferred. Deferred taxes are adjusted to reflect deferred tax consequences at current enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes arise from differences between the book and tax basis of plant assets, certain investments, receivables and goodwill. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible, when the assets and liabilities are recovered or settled.

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform with the 2007 presentation.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 2.	MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2007

Held-to-Maturity:
Municipal bonds	$4,848,490	$59,473	$(23,457)	$4,884,506
Government securities	3,006,575	10,572	(39,972)	2,977,175

	$7,855,065	$70,045	$(63,429)	$7,861,681

December 31, 2006

Held-to-Maturity:
Municipal bonds	$4,687,740	$29,187	$(54,495)	$4,662,432
Government securities	2,730,727	9,982	(45,299)	2,695,410

	$7,418,467	$39,169	$(99,794)	$7,357,842

	2007	2006

Amounts classified as:

Current	$480,311	$643,119
Noncurrent	7,374,754	6,775,348

Total	$7,855,065	$7,418,467

The amortized cost and fair value of marketable debt securities at December 31, 2007, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$480,311	$478,047
Due after one year through three years	1,282,099	1,294,050
Due after three years through five years	1,538,553	1,550,087
Due after five years	4,554,102	4,539,497

	$7,855,065	$7,861,681

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	2007	2006

Desktop Media, LLC - 8.75%	—	439,974
Allowance - Desktop	—	(219,691)
Jaguar Communications, Inc. - 4.81%	254,383	—
Spiralight Network, LLC - 8.5%	480,000	—

	734,383	220,283
Less current portion	734,383	220,283

	$—	$—

The Company, Desktop Media, LLC, and each of Desktop Media, LLC’s members signed a purchase agreement with Jaguar Communications, Inc., on June 28, 2007. Upon the closing of this purchase agreement, the Company surrendered its $439,974 instrument of indebtedness in exchange for a 28% equity interest in Desktop Media, LLC. The company had held a 17% ownership interest. The sale of Desktop Media, LLC, to Jaguar Communications, Inc. was finalized on September 28, 2007. The Company received cash of $63,000 and a short-term promissory note of $254,383, for its 28% ownership interest in Desktop Media, LLC. The promissory note dated September 28, 2007, accrues interest from September 28, 2007, at a rate of 4.81 percent per annum until payment is made in full, which shall be the earlier of (i) the twelve month anniversary of the date of the note, or (ii) upon the payment to Jaguar of the initial Foundation for Rural Service disbursement with respect to Jaguar’s currently pending loan request with the Rural Utilities Service (RUS).

The Company originated a promissory note to its unconsolidated affiliate, Spiralight Network, LLC, on September 5, 2007. The amount of the note is $480,000 and accrues interest from September 5, 2007, at a rate of 8.5 percent per annum until payment is made in full on September 14, 2008. The note may not be prepaid. The Company has a 35.29% ownership interest in Spiralight Network, LLC.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2007	2006

Alpine Communications, L.C.	$2,227,935	$2,064,675
West Iowa Cellular, Inc.	1,492,056	1,321,626
RSA #1, Ltd.	1,395,594	1,204,368
RSA #7, Ltd.	554,043	451,619
RSA #9, Ltd.	1,024,903	769,064
Desktop Media, L.L.C.	—	—
Quad County Communications	102,928	56,068
Carroll County Wireless, L.L.C.	66,764	63,038
Guthrie Group, L.L.C.	40,222	54,619
Bug Tussel Wireless, L.L.C.	673,466	617,298
Spiralight Network, L.L.C.	372,914	960,000

	$7,950,825	$7,562,375

The Company has a 17.42% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2007 and 2006. Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, along with providing Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2007 and 2006 and the twelve months then ended.

	Alpine Communications, L.C.

	2007	2006

Assets	$24,059,444	$19,092,728
Liabilities	12,223,043	8,193,306

Equity	$11,836,401	$10,899,422

Revenues	$7,699,177	$7,632,340
Expenses	5,721,682	5,340,054

Net Income	$1,977,495	$2,292,286

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at December 31, 2007 and 2006 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2007 and 2006 and the twelve months then ended.

2007

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$6,318,015	$13,798,319	$10,852,365	$7,840,536
Liabilities	349,787	1,171,448	3,108,684	1,691,242

Equity	$5,968,228	$12,626,871	$7,743,681	$6,149,294

Revenues	$3,172,534	$9,546,084	$19,339,038	$12,046,486
Expenses	1,290,809	6,573,884	14,396,749	8,811,605

Net Income	$1,881,725	$2,972,200	$4,942,289	$3,234,881

2006

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$5,627,101	$11,825,263	$9,614,812	$6,239,458
Liabilities	340,599	966,659	3,302,667	1,625,995

Equity	$5,286,502	$10,858,604	$6,312,145	$4,613,463

Revenues	$2,328,612	$8,193,772	$16,900,499	$10,828,447
Expenses	980,885	6,021,512	13,176,017	8,318,020

Net Income	$1,347,727	$2,172,260	$3,724,482	$2,510,427

As discussed previously in Note 3, the Company sold its ownership interest in Desktop Media, LLC, on September 28, 2007. The Company had owned a 17% interest in Desktop at December 31, 2006 and had owned a 28% interest on September 28, 2007. Desktop operates in southeastern Minnesota and is a provider of Internet and telephone services.

This investment was accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses. Accordingly, the recorded investment amount in Desktop was eliminated at December 31, 2004. In 2005, additional losses in excess of the basis totaling $46,717 were applied against the outstanding note receivable.

The Company’s basis in the outstanding note receivable of $439,974 on the date of the sale was $220,283. The Company is reporting a $97,100 gain on the sale of its ownership interest in Desktop Media, LLC, upon its receipt of $63,000 in cash on September 28, 2007. The company also received a short-term promissory note of $254,383, as noted previously.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2006 and the twelve months then ended.

Desktop Media, L.L.C.

2006

Assets	$516,434
Liabilities	1,926,356

Equity	$(1,409,922)

Revenues	$2,230,723
Expenses	2,443,209

Net Income	$(212,486)

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2007 and 2006. This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2007 and 2006 and the twelve months then ended.

	Quad County Communications

	2007	2006

Assets	$317,942	$174,882
Liabilities	9,159	6,677

Equity	$308,783	$168,205

Revenues	$190,867	$24,088
Expenses	50,574	51,831

Net Income	$140,293	$(27,743)

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2007 and 2006. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2007.

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2007 and 2006 and the twelve months then ended.

2007
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$200,291	$120,667
Liabilities	—	—

Equity	$200,291	$120,667

Revenues	$41,984	$4,403
Expenses	30,806	47,963

Net Income	$11,178	$(43,560)

2006
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$189,113	$164,227
Liabilities	—	—

Equity	$189,113	$164,227

Revenues	$29,685	$3,459
Expenses	27,559	12,068

Net Income	$2,126	$(8,609)

The Company has a 9.94% ownership interest in Bug Tussel Wireless LLC (Bug Tussel) at December 31, 2007 and 2006. Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2007 and 2006 and the twelve months then ended.

	Bug Tussel Wireless, L.L.C.

	2007	2006

Assets	$14,954,261	$9,671,295
Liabilities	9,398,031	4,740,197

Equity	$5,556,230	$4,931,098

Revenues	$11,242,608	$8,351,715
Expenses	9,838,227	5,966,644

Net Income	$1,404,381	$2,385,071

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company has a 35.29% ownership interest in Spiralight Networks LLC (Spiralight) at December 31, 2007 and 2006. Spiralight provides fiber optic transport services in Wisconsin, Illinois and Minnesota.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2007 and 2006 and the twelve months then ended.

	Spiralight Network, L.L.C.

	2007	2006

Assets	$3,342,987	$4,844,566
Liabilities	2,286,398	2,928,169

Equity	$1,056,589	$1,916,397

Revenues	$2,632,734	$438
Expenses	4,434,893	5,041

Net Income	$(1,802,159)	$(4,603)

Partnership investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment. Investments in limited liability companies are on the equity method if ownership is more than 3-5%.

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2007	2006

NECA Services, Inc. - stock	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	173,352	178,616
Iowa Network Services - stock	78,705	78,705
NRTC Patronage Capital - certificates	48,650	54,233
Other	11,000	11,000

	$611,707	$622,554

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 5.	GOODWILL

Goodwill consists of the following:

	2007	2006

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	—	—
Goodwill impairment	—	—

Balance, end of year	$896,812	$896,812

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets. As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2007 and 2006.

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2007	2006

Telephone plant in service:
Land	$41,408	$41,508
Buildings	1,406,982	1,412,256
Other general support assets	2,305,688	1,713,384
Central office assets	4,063,231	4,028,301
Cable and wire facilities	5,086,640	4,870,035
Other plant and equipment	1,075,939	991,668

	13,979,888	13,057,152

Cable television plant in service:
Land	$8,846	$8,846
Buildings	132,673	132,673
Other plant and equipment	207,753	222,146
Towers, antennas and head end equipment	1,613,382	1,603,930
Cable and wire facilities	1,573,544	1,573,544
Franchises	30,092	30,092

	3,566,290	3,571,231

Total property, plant and equipment	17,546,178	16,628,383
Less accumulated depreciation	13,008,767	12,119,234

	4,537,411	4,509,149
Plant under construction	477,891	—

	$5,015,302	$4,509,149

Telephone cable and wire facilities of approximately $752,000 and cable television head end equipment of approximately $506,000 were fully depreciated in 2007. Depreciation on depreciable property resulted in composite rates of 6.0% and 5.8% for 2007 and 2006, respectively.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7.	INCOME TAXES

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2007	2006

Federal income taxes:
Current tax expense	$1,147,635	$1,208,959
Deferred tax expense	(112,633)	275,838
State income taxes:
Current tax expense	366,319	324,399
Deferred tax expense	(35,391)	91,436

Total income tax expense	$1,365,930	$1,900,632

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

	2007	2006

Deferred tax liabilities
Federal	$1,097,484	$1,156,574
State	341,792	356,426

Total deferred tax liabilities	1,439,276	1,513,000

Deferred tax assets
Federal	(178,802)	(125,259)
State	(61,161)	(40,404)

Total deferred tax assets	(239,963)	(165,663)

Net deferred tax liabilities	$1,199,313	$1,347,337

Current portion	$(14,294)	$(12,291)
Long-term portion	1,213,607	1,359,628

Net deferred tax liability	$1,199,313	$1,347,337

The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes and tax-exempt interest on municipal bonds.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2007	2006

Statutory federal income tax rate	34.0%	34.0
State income taxes, net of federal benefit	10.1%	10.1
Amortization of bond premiums	0.4%	0.4
Dividends received deduction	(0.5)%	(0.6)
Tax exempt interest	(2.2)%	(3.7)
Other	(6.3)%	0.1

Effective income tax rate	35.5%	40.3

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8.	LONG-TERM DEBT

Long-term debt consists of:

	2007	2006

Rural Telephone Finance Cooperative
7.35% (Fixed Rate)	$1,139,205	$1,314,934
Less current portion	187,710	175,729

	$951,495	$1,139,205

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2008	$187,710
2009	200,507
2010	214,177
2011	228,779
2012	244,377

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
December 31, 2007 and 2006

NOTE 8.	LONG-TERM DEBT (Continued)

The security and loan agreements underlying the RTFC notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. The Company is restricted from making any distributions, except as might be specifically authorized in writing in advance by the RTFC noteholders, unless minimum net worth exceeds 40% and distributions are limited to certain levels of prior year cash margins. In addition, the Company is required to achieve a debt service coverage ratio of not less than 1.25 and a times interest earned ratio of not less than 1.5. As of December 31, 2007 and December 31, 2006, all loan covenants were met.

The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until November 15, 2010. The interest rate at December 31, 2007 is 8.5%. No funds were advanced under the line at December 31, 2007. In addition, the Company has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2010. The interest rate at December 31, 2007 is 8.5%. No funds were advanced under the line at December 31, 2007.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

2007

Revenues and sales	9,112,511	711,461	658,653	$10,482,625
Interest income	464,530	14,442	7,245	486,217
Interest expense	(91,871)	—	—	(91,871)
Depreciation and amortization	787,176	69,421	159,650	1,016,247
Income tax expense (benefit)	1,306,950	(145,410)	204,390	1,365,930
Segment profit (loss)	3,319,045	(202,015)	(638,700)	2,478,330
Segment assets	23,798,048	651,181	1,742,595	26,191,824
Expenditures for segment assets	1,356,648	(78,056)	40,904	1,319,496

2006

Revenues and sales	$7,315,068	$724,957	$627,028	$8,667,053
Interest income	372,967	16,385	2,210	391,562
Interest expense	108,774	—	—	108,774
Depreciation and amortization	668,691	144,894	147,100	960,685
Income tax expense (benefit)	2,035,978	(132,002)	(3,344)	1,900,632
Segment profit (loss)	3,514,489	(184,972)	(510,640)	2,818,877
Segment assets	21,416,179	748,796	1,131,865	23,296,840
Expenditures for segment assets	246,657	71,548	72,257	390,462

NOTE 10. NET INCOME PER COMMON SHARE

Net income per common share for 2007 and 2006 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2007 and 2006 were 31,003 and 31,021, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 12.	STOCK RESTRICTIONS

The Company’s Articles of Restatement became effective on March 29, 2007. One of the changes originating with the Articles of Restatement was the addition of a second class of common stock. The Company is authorized to issue 10,000,000 shares, comprised of the following two classes: (i) 5,000,000 shares of Class A Common Stock, no par value; and (ii) 5,000,000 shares of Class B Common Stock, no par value.

The Class A Common Stock is comprised of the following three series:

(i)	Series 1 – these shares represent Class A shares issued after March 29, 2007. These shares have voting rights of one vote per shareholder, regardless of the number of Class A shares held.

(ii)

Series 2 – these shares were issued and outstanding immediately prior to the March 29, 2007 effective date and with respect to which the holders of such shares had one vote per shareholder, regardless of the number of Class A shares held. The shares had previously been shares of the former Class A stock of the Corporation that were issued and outstanding on February 28, 1995.

(iii)

Series 3 – these shares were issued and outstanding immediately prior to the March 29, 2007 effective date and with respect to which the holders of such shares had one vote for each such share. The shares had previously been shares of the former Class A stock of the Corporation that were issued and outstanding on February 28, 1995. These shares have voting rights of one vote per share.

The Class B Common Stock represent non-voting shares issued after March 29, 2007.

Restrictions on the stock include the following:

•

Individuals purchasing Class A, Series 1 stock must be living within the Breda and Lidderdale service areas of the Company and subscribe to its telephone services. Individuals or entities can purchase Class B, non-voting stock without service area or service participation restrictions.

•

Shareholders are individually limited to ownership of not more than one percent of the joint outstanding Class A and Class B stock unless ownership was prior to the Articles of Restatement. There may be two stockholders per household and their joint ownership may not exceed two percent of the joint outstanding Class A and Class B stock.

•	Shareholders shall not sell any shares of stock owned unless the Company has been given first right of refusal.

•	Stock transfers require consent of the board of directors.

•	The Company may adopt bylaws, which may further restrict the transfer or ownership of capital stock of the Company.

NOTE 13.	EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering most employees. The multi employer retirement program is with the National Telephone Cooperative Association (NTCA) and has been approved by the Internal Revenue Service. Pension costs expensed and capitalized for 2007 and 2006 were $158,110 and $144,376, respectively. The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

The Company has determined it does not have a material legal obligation to remove long-term assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2007 and 2006.

NOTE 15.	RELATED PARTY TRANSACTIONS

The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2007 and 2006 were approximately $1,143,000 and $1,111,000, respectively. At December 31, 2007 and 2006, $156,870 and $147,351 were due from RSA #9 for commissions.

NOTE 16.	CONCENTRATIONS OF CREDIT RISK

The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, Internet customers and telecommunications intrastate and interstate long distance carriers.

The Company received 71% of its 2007 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

The Company routes conference bridging minutes of use through its switch in Carroll, Iowa. The Company generates revenues from this service based on tariffed rates per minutes of use, which is charged to interexchange carriers. In April 2007 certain interexchange carriers began disputing the charges and the volume of minutes on which the charges were billed, and stopped payment until the dispute could be settled. The Company is currently corresponding with the interexchange carriers regarding the payment of the unpaid access charges. The Company’s estimated unpaid access charges resulting from conference bridge services as of December 31, 2007 is $1,414,528. The Company has recorded an estimated allowance of $632,552 for non-payment of these charges as of December 31, 2007, and has accrued additional accounts payable for related costs associated with the conference bridge minutes of $284,355.

NOTE 17.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $207,331 during the year ended December 31, 2007 relating to plant and equipment additions placed in service during 2007, which are reflected in accounts payable at year-end.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Breda has not had any change in its accountants during Breda’s two most recent fiscal years, or any disagreements with its accountants during that period which are of the type required to be disclosed under this Item

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Breda’s chief executive officer, chief operations officer and chief financial officer have evaluated the effectiveness of Breda’s disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Breda is responsible for establishing and maintaining adequate internal control over financial reporting for Breda. Breda’s internal control system was designed to, in general, provide reasonable assurance to Breda’s management and board of directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Breda’s management assessed the effectiveness of Breda’s internal control over financial reporting as of December 31, 2007. The framework used by management in making that assessment was the criteria set forth in the document entitled “Guidance for Smaller Public Companies Reporting on Internal Control over Financial Reporting” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Breda’s management has determined that as of December 31, 2007, Breda’s internal control over financial reporting was not effective based on those criteria because Breda has not completed all of the requirements set out in that criteria. The completion of all requirements of the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 was not completed as of the date of this filing.

While Breda has always had policies in place regarding a code of ethics for all employees, including the managers, has documented accounting procedures, and has a culture condoning only the highest integrity in all of its transactions, Breda is continuing to augment and formalize these control procedures. Breda enlisted a third-party consultant to confirm the minutes originating and terminating in its switches, and the subsequent tracing of those minutes to Iowa Network Services, where they are coded and returned to Breda for processing. Breda is presently considering outsourcing the carrier access billing service to a vendor that has documented and certified controls as evidenced by its SAS 70 certification. During 2007 Breda installed new operating support software, which included all billing, financial, plant and customer service modules. Breda also installed new shareholder support software. Breda will also be completing the revision of some of its procedures to identify the new system processes in order to be compliant with all internal control standards by December 31, 2008.

This annual report does not include an attestation report of Breda’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Breda’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Breda to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

No change in Breda’s internal control over financial reporting occurred during the period of October 1, 2007 through December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

Item 8B.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2007 through December 31, 2007 which was not reported on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers.

The directors and executive officers of Breda are as follows:

Name	Age	Position(s)

Charles Thatcher	56	President and Director

Dave Grabner	59	Vice President and Director

Rick Anthofer	51	Treasurer and Director

Neil Kanne	61	Secretary and Director

Clifford Neumayer	59	Director

Robert Buelt	49	Director

Daniel Nieland	51	Director

Charles (Chuck) Thatcher has been a director of Breda since May, 2001. His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2010. He has also served as a director of each of Breda’s subsidiaries since May, 2001. Mr. Thatcher has been the President of Breda and of each of Breda’s subsidiaries since June 14, 2005. Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for over 20 years. Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

Dave Grabner has been a director of Breda since April, 1999. His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2008. He has also been a director of each of Breda’s subsidiaries since April, 1999. Mr. Grabner was the Treasurer of Breda and of each of Breda’s subsidiaries from June 11, 2001 until June 14, 2005. He has served as the Vice President of Breda and of each of Breda’s subsidiaries since June 14, 2005. Mr. Grabner has been self-employed as an electrician for over 30 years. He was also previously self-employed as a farmer.

Rick Anthofer has been a director of Breda since August, 2003. His current term as a director will end at the annual meeting of the shareholders which is held in 2009. He has also served as a director of each of Breda’s subsidiaries since August, 2003. Mr. Anthofer has served as the Treasurer of Breda and each of Breda’s subsidiaries since June 14, 2005. Mr. Anthofer has been the vice president of Breda Savings Bank, in Breda, Iowa, since approximately September 15, 1999. He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately 13 years prior to that time. Mr. Anthofer has been a member of the Breda, Iowa City Council since 1988.

Neil Kanne has been a director of Breda since May, 2004, and his term as a director will end at the annual shareholders meeting which will be held in 2010. He has also served as a director of each of Breda’s subsidiaries since May, 2004. Mr. Kanne has been the Secretary of Breda and of each of Breda’s subsidiaries since October 30, 2006. Mr. Kanne has been self-employed as a farmer since 1970.

Clifford Neumayer has been a director of Breda since October 25, 2006, and his current term as a director will end at the annual shareholders meeting which will be held in 2009. Mr. Neumayer has also served as a director of each of Breda’s subsidiaries since October 2006. Mr. Neumayer was also a director of Breda and each of Breda’s subsidiaries from April, 1996 until May 17, 2005. He was the vice president of Breda and each of Breda’s subsidiaries from May 7, 1996 through June 9, 2003, and the president of Breda and each of its subsidiaries from June 9, 2003 until June 14, 2005. Mr. Neumayer has been self-employed as a farmer since 1970.

Robert Buelt has been a director of Breda since October, 2006, and his current term as a director will end at the annual shareholders meeting which will be held in 2009. Mr. Buelt has also served as a director of each of Breda’s subsidiaries since October, 2006. Mr. Buelt was the clubhouse manager for Breda Golf Club, Ltd. from March 1, 1999 until November 1, 2001. He has been the assistant manager of the Carroll Car Credit Company since November 1, 2001, and has been the owner and operator of Buelt Hatchery and Storage since January 1, 1985. Carroll Car Credit Company helps individuals establish and reestablish credit to purchase vehicles available from Carroll Car Credit Company. Buelt Hatchery and Storage is a mini-storage unit facility.

Daniel Nieland has been a director of Breda since May 17, 2005, and his current term as a director will end at the annual shareholders meeting which will be held in 2008. Mr. Nieland has also served as a director of each of Breda’s subsidiaries since May, 2005. Mr. Nieland has been self-employed as a farmer since 1978. He has served as a board member of Mt. Carmel Mutual Insurance Association in Breda, Iowa since approximately 1988. Mr. Nieland has served as a Carroll County Supervisor since January 2007.

The Board of Directors of Breda consists of seven members. Each director is elected to a three year term and until his or her successor is elected, or until his or her death, resignation or removal. The terms of office of the directors are staggered, so that three of the directors’ terms expire in one year, two expire the next year, and two expire the following year.

Each director must be a Class A Common Stock shareholder, and a director will automatically cease to be a director if he or she ceases to hold any shares of the Class A Common Stock. Each director must also be at least 18 years old. No individual may serve more than three consecutive terms as a director, and if an individual has served for three consecutive terms as a director, that individual must be off the Board for at least one year before the individual can again be elected as a director.

The executive officers of Breda are elected annually by the Board of Directors at its annual organizational meeting, and hold office until the next annual organizational meeting of the Board of Directors and until their respective successors are chosen or until their death, resignation or removal. The annual organizational meeting of the Board of Directors is the first regularly scheduled meeting of the Board of Directors which is held after the annual shareholders meeting. Each officer, other than the chief executive officer, the chief operations officer and the chief financial officer, must also be a director of Breda.

During 2007 the following three employees made significant contributions to Breda’s business:

Name	Age	Position

Steve Frickenstein	56	Chief Executive Officer

Charles Deisbeck	41	Chief Operations Officer

Jane A. Morlok	54	Chief Financial Officer

Mr. Frickenstein became employed as the chief executive officer of Breda effective on July 1, 2006. Mr. Frickenstein served as a general manager of construction support for AT&T from May 1, 2000 through July 22, 2005. He provided various consulting services to Breda during the period of January, 2006 to June, 2006. Mr. Frickenstein has 36 years of experience in the telecommunications industry, and he began his career as a lineman for Illinois Bell. He also had assignments in Europe and with Bell Labs in New Jersey.

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

Ms. Morlok was the chief financial officer and co-chief executive officer of Breda from March 20, 1998 to July 1, 2006. She also served as Breda’s interim chief executive officer from April 11, 2006 until July 1, 2006. Her title since July, 2006 has been chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

Clifford Neumayer is a director of Breda. Mr. Neumayer’s spouse purchased five shares of the common stock of Breda on September 20, 2007. Mr. Neumayer may be deemed to have indirect beneficial ownership of those shares under the regulations of the Securities and Exchange Commission related to the filing of reports under Section 16(a) of the Securities Exchange Act of 1934. As such, Mr. Neumayer should have filed a Form 4 with respect to his spouse’s purchase of the five shares of common stock by September 26, 2007. Mr. Neumayer inadvertently did not file the Form 4 until October 3, 2007.

Audit Committee and Audit Committee Financial Expert.

Breda does not have a separately-designated standing audit committee, and Breda’s entire board of directors performs any functions that would otherwise be performed by an audit committee.

Breda’s board of directors has determined that Breda does not have an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-B, serving on its board of directors. There are various factors which may contribute to the fact that Breda does not have an audit committee financial expert serving on its board of directors. For example, although Breda is subject to the reporting requirements of the Securities Exchange Act of 1934, it is a relatively small company, and its corporate offices are located in a small, rural community in Iowa, both of which facts limit its ability to identify and to attract an audit committee financial expert. Also, under Breda’s governing documents, an individual can only be a director of Breda if the individual holds shares of the Class A common stock of Breda, and there are restrictions on who can hold shares of the Class A common stock of Breda. There is therefore a limited pool of individuals who are even eligible to be considered for a director position with Breda. There are also limitations on the number of shares which can be held by any shareholder. For example, no household may own more than 2% of the total issued and outstanding common stock of Breda. In addition, each shareholder is generally entitled to only one vote on each matter submitted to the shareholders, regardless of the number of shares held by the shareholder. Those restrictions may limit the number of individuals who desire to be a shareholder in Breda. Further, all nominees for election as a director of Breda are nominated by the shareholders, and the shareholders may not take into consideration some of the particular issues that are raised or attempted to be addressed by the Securities Exchange Act of 1934 and its implementing regulations. Breda’s board of directors believes that all of these factors make it unlikely that Breda will have an audit committee financial expert serving on its board of directors in future years.

Procedures for Recommending Nominees to Breda’s Board of Directors.

There were no material changes in 2007 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Code of Ethics.

Breda has not adopted a code of ethics that applies to Breda’s principal executive officer, principal financial officer or persons performing similar functions. Although Breda intends to continue to monitor the need for a code of ethics and may adopt one at some point, Breda currently believes that a code of ethics is not necessary given Breda’s size and its other existing internal processes and procedures.

Item 10.	Executive Compensation.

Summary Compensation Table.

The following summary compensation table shows the compensation paid by Breda to Robert J. Boeckman, Breda’s former chief operations officer, during the 2006 fiscal year, and to Steve Frickenstein, Charles Diesbeck and Jane Morlok, Breda’s chief executive officer, chief operations officer and chief financial officer, respectively, during the 2006 and 2007 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total

Robert Boeckman,
Chief Operations Officer[1]	2006	$29,410	$15,725	$ 10,015	$55,150

Steve Frickenstein,
Chief Executive	2007	$142,884	$21,600	$ 16,630	$181,114
Officer[2]	2006	$59,708	$-0-	$ 7,531	$67,239

Charles Deisbeck,
Chief Operations	2007	$105,853	$18,500	$ 23,080	$147,433
Officer[3]	2006	$44,234	$-0-	$ 15,094	$59,328

Jane Morlok,
Chief Financial	2007	$97,377	$17,020	$ 18,194	$132,591
Officer	2006	$87,822	$21,125	$ 26,656	$135,603

(1)	Mr. Boeckman resigned his position effective March 14, 2006.

(2)	Mr. Frickenstein became the chief executive officer effective July 1, 2006.

(3)	Mr. Deisbeck became the chief operations officer effective July 1, 2006.

The “Salary” column in the summary compensation table includes contributions by the officer of 3% of the annual gross salary of the officer pursuant to Breda’s defined benefit retirement and security program, which is sponsored by the National Telephone Cooperative Association. As a condition to participation in that program, participants must contribute a minimum of 3% of their annual gross salary.

The “All Other Compensation” column in the above summary compensation table includes contributions by Breda to the defined benefit retirement and security program on behalf of the officer in an amount equal to 8.6% of the officer’s annual gross salary. Breda was also required to contribute a 2.32% surcharge on the officer’s annual gross salary into the defined benefit retirement and security program for plan years 2004 through 2007 in order to meet current and projected funding requirements. Mr. Frickenstein does not participate in the defined benefit retirement security program.

The “All Other Compensation” column in the above summary compensation table also includes the following:

•

A long term disability contribution based on a combination of fixed percentages times premiums for medical/dental and group life; AD&D and the R&S retirement plan, as well as adjustments for the exclusionary period of the long term disability plan and Breda’s selection of waived benefits options on the plan.

•	Premiums on health, life and accidental death and dismemberment insurance, and health insurance premiums and deductible reimbursements;

•	Payments from a fund established by Breda based upon sales of cell phones;

•	A yearly clothing allowance; and

•

The estimated yearly value of local telephone service, basic cable service, internet access and cellular phone service which is provided by Breda or its subsidiaries at no cost to the officer. The estimated yearly value of those services as of December 31, 2007 was as follows: (i) local telephone service - $210-$246; (ii) basic cable service -$0-$305.40; internet access -$275.28-$575.88; and cellular phone service - $467.76.

Breda adopted the Retirement and Security Program of the National Telecommunications Cooperative Association and its member systems on January 1, 1980. The program is a defined benefit pension plan which is among the 600 largest pension plans in the United States, and the pension benefits are insured to established limits by the Pension Benefit Guaranty Corporation in the event that the entire program terminates. The benefits under the program are determined under a formula that takes into consideration the retiree’s age, highest five years of compensation, years of service, annual accruals, and actuarial factors. The benefit is then expressed as an annuity beginning at retirement age. A lump sum benefit payable under the program would be the actuarial equivalent present value of the annuity.

Breda’s contribution is 8.6% of the employee’s annual gross salary, of which 1.7% purchases a pre-retirement death benefit. Breda was also required to contribute a 2.32% surcharge on the employee’s annual gross salary into the defined benefit retirement and security program for plan years 2004 through 2007 in order to meet current and projected funding requirements. The employee contribution is 3% of the employee’s annual gross salary.

An employee who completes 1,000 hours of service and meets certain other eligibility requirements may begin participation on the closest of the following dates: January 1st, April 1st, July 1st or October 1st.

A summary of Breda’s employment agreements with Mr. Frickenstein, Mr. Deisbeck and Ms. Morlok is set forth below in “Significant Employees; Employment Agreement”.

As noted in that discussion, the terms of Breda’s employment agreements with Mr. Frickenstein, Mr. Deisbeck and Ms. Morlok include the possible payment of a severance allowance if Breda terminates the employment agreement without cause. The amount of the severance payment with respect to Mr. Frickenstein and Mr. Deisbeck depends upon when the termination occurs. If the termination occurs during the first year of their employment agreement, the severance amount would be equal to six months of their regular salary, with the amount being lowered to four months of their regular salary if the termination occurs during the second year of the employment agreement, and with the amount being reduced to two months of their regular salary if the termination occurs during the third year of their employment agreement. The severance allowance under Ms. Morlok’s employment agreement will be the amount of salary remaining to be paid under the employment agreement at the time of the termination of the employment agreement by Breda without cause.

Charles Thatcher is the president of Breda. No information is provided for Mr. Thatcher in the summary compensation table because he does not receive compensation in his capacity as the president of Breda. Mr. Thatcher does receive compensation for his services as a director of Breda. The compensation payable to directors is discussed below.

Director Compensation.

The following director compensation table shows the compensation paid by Breda to the directors of Breda during 2007.

Director Compensation Table

Name	Fees Earned or Paid in Cash	All Other Compensation[1]	Total

Charles Thatcher	$7,600	$ 900	$8,500
Dave Grabner	$5,500	$ 804	$6,304
Rick Anthofer	$6,100	$ 900	$7,000
Neil Kanne	$5,250	$ 910	$6,160
Daniel Nieland	$4,400	$ 804	$5,204
Clifford Neumayer	$5,800	$ 900	$6,700
Robert Buelt	$4,600	$1,109	$5,709

[1]

The directors receive dial-up or high-speed Internet access and local telephone service from Breda or one of its subsidiaries at no cost. The estimated yearly value of dial-up and high-speed Internet access as of December 31, 2007 was, respectively, $263.40 and $575.88. The estimated yearly value of local telephone service as of December 31, 2007 was $228-246.

Since October, 2006, all of Breda’s directors have received $200 for each regular, special and conference call meeting of the Board of Directors. The directors had received $150 for each such meeting from June, 2003 through May, 2005, and $175 from June, 2005 through September, 2006. The vice-president, secretary and treasurer of Breda also currently receive an additional $25 for each regular, special and conference call meeting of the Board of Directors, and the president of Breda receives an additional $100 per meeting. Those payments are, however, made to those individuals in their capacities as directors, and are based upon their additional duties at meetings of the Board of Directors

Since October, 2006, all of Breda’s directors have received $200 per day for attending all day industry meetings related to Breda’s or its subsidiaries’ businesses. The meetings are not generally formal meetings of the Board of Directors, but the meetings are attended by the directors in their capacity as a director of Breda. The directors had received $150 per day for each all day industry meeting from June, 2001 through May, 2005, and $175 from June, 2005 through September, 2006.

Since October, 2006, all of Breda’s directors have received $200 for each outside meeting attended by a director which lasts over three hours. The directors receive one-half of their regular meeting rate for each outside meeting which lasts less than three hours. Outside meetings are not formal meetings of the Board of Directors, and some examples of outside meetings are conventions and city council meetings and meetings for purposes of ballot counting. The directors had received $150 for each such outside meeting from June, 2001 through May, 2005, and $175 from June, 2005 through September, 2006.

Since October, 2006, directors who serve on a committee have received $200 for each committee meeting which does not coincide with another meeting of the Board of Directors. The directors had received $150 for each such committee meeting from October, 2001 through May, 2005, and $175 from June, 2005 through September, 2006.

Breda’s directors are also reimbursed for mileage and for any expenses incurred by them on account of attendance at any meeting of the Board of Directors or other meetings attended by them in their capacity as a director of Breda. The above director compensation table does not include amounts which were reimbursements to a director.

The compensation of the directors is established solely by the Board of Directors.

Significant Employees; Employment Agreements.

Breda has three employees who make a significant contribution to Breda’s business. Those employees are Steve Frickenstein, Charles Deisbeck, and Jane Morlok. Breda has employment agreements with each of those individuals, and those agreements are summarized below. Breda does not have any written employment agreements with any other employees.

Mr. Frickenstein. Breda entered into an employment agreement with Steve Frickenstein on June 14, 2006, pursuant to which Mr. Frickenstein became employed as the chief executive officer of Breda effective on July 1, 2006. Mr. Frickenstein served as a general manager of construction support for AT&T from May 1, 2000 through July 22, 2005. He provided various consulting services to Breda during the period of January, 2006 to June, 2006. Mr. Frickenstein has 36 years of experience in the telecommunications industry. He began his career as a lineman for Illinois Bell. He also had assignments in Europe with Bell Labs in New Jersey. Mr. Frickenstein is 56 years old.

Mr. Frickenstein’s annual salary was $135,000 during the first year of the employment agreement. The employment agreement provides that Mr. Frickenstein’s annual salary during the second year and the third year of the employment agreement will be set by Breda’s board of directors, but will not be less than $135,000 per year. Mr. Frickenstein’s salary was set at $140,600 for the year commencing July 1, 2007. Breda’s board of directors may also, in its sole discretion, establish a bonus program for Mr. Frickenstein for the second year and the third year of the employment agreement. No formal bonus program has been established, but Mr. Frickenstein received a bonus in 2007 of $21,600. Mr. Frickenstein was also paid his relocation expenses and hotel expenses up to and including July 19, 2006. Mr. Frickenstein will also be reimbursed for reasonable expenses incurred in connection with Breda’s business. Mr. Frickenstein will also be entitled to any employee benefits as are provided by Breda from time to time, other than any retirement benefits as may be offered by Breda. Mr. Frickenstein is entitled to four weeks of paid vacation per year under the employment agreement.

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

Mr. Deisbeck. Breda entered into an employment agreement with Mr. Deisbeck on June 14, 2006, pursuant to which Mr. Deisbeck became employed as the chief operations officer of Breda effective on July 1, 2006. Mr. Deisbeck was an operations manager at Choice One Communications in Milwaukee, Wisconsin, from September, 2000, to October, 2002. He served as the operations manager at Red River Telephone Company in Abercrombie, North Dakota, from October, 2002, until June 30, 2006. He has held various plant operations positions in the telecommunications industry since 1988. Mr. Deisbeck is 41 years old.

Mr. Deisbeck’s annual salary was $100,000 during the first year of the employment agreement. The employment agreement provides that Mr. Deisbeck’s annual salary during the second year and the third year of the employment agreement will be set by Breda’s chief executive officer, with final approval by Breda’s board of directors, but will not be less than $100,000 per year. Mr. Deisbeck’s salary was set at $104,160 for the year commencing July 1, 2007. Breda’s chief executive officer, with the approval of Breda’s board of directors, may also establish a bonus program for Mr. Deisbeck for the second year and the third year of the employment agreement. No formal bonus program has been established, but Mr. Deisbeck received a bonus in 2007 of $18,500. Mr. Deisbeck was also paid his relocation expenses and hotel expenses up to and including July 19, 2006. Mr. Deisbeck will also be reimbursed for reasonable expenses incurred in connection with Breda’s business. Mr. Deisbeck will also be entitled to any employee benefits as are provided by Breda from time to time, including any retirement benefits as may be offered by Breda. Mr. Deisbeck is entitled to four weeks of paid vacation per year under the employment agreement.

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

Ms. Morlok. Ms. Morlok was the chief financial officer and co-chief executive officer of Breda from March 20, 1998 to July 1, 2006. She also served as Breda’s interim chief executive officer from April 11, 2006 until July 1, 2006. Her title since July, 2006 has been chief financial officer. Ms. Morlok is 54 years old.

Breda entered into its current employment agreement with Ms. Morlok on November 13, 2006. The term of the employment agreement is 24 months, beginning retroactively on July 1, 2006 and ending on June 30, 2008.

Ms. Morlok’s annual salary was $92,000 during the first year of the employment agreement. The employment agreement provides that Ms. Morlok’s annual salary for the years beginning July 1, 2007 and July 1, 2008 will be set by Breda’s board of directors after receiving recommendations from Breda’s chief executive officer, but will not be less than $92,000 per year. Her salary for the year commencing July 1, 2007 was set at $95,827. Ms. Morlok received a bonus of $21,125 under the employment agreement for 2006. The employment agreement provides that Ms. Morlok may also receive a bonus for the calendar years 2007 and 2008, but the structure for determining the bonus and the amount of the bonus is to be determined by Breda’s board of directors, with input from the chief executive officer. The final decision regarding bonuses for those calendar years rests, however, with the board of directors. Ms. Morlok received a bonus for the calendar year 2007 of $17,020. Ms. Morlok will also be reimbursed for reasonable and appropriate expenses incurred in connection with Breda’s business. Ms. Morlok will also be entitled to all employee benefits as are provided by Breda from time to time to all full time employees of Breda.

Breda may terminate the employment agreement at any time by giving 30 days written notice to Ms Morlok. In that circumstance, Ms. Morlok will be paid a severance allowance on the date of termination equal to the amount of salary remaining to be paid under the employment agreement.

Ms. Morlok may also terminate the employment agreement by giving 60 days notice to Breda.

The employment agreement may also be terminated by Breda for cause upon five days written notice to Ms. Morlok.

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

Mr. Boeckman. Robert Boeckman was the chief operations officer and co-chief executive officer of Breda during 2005 and up to March 14, 2006. He had been employed by Breda in various capacities since May, 1982. Prior to January, 1995, he was Breda’s assistant manager. He was the manager of Breda from January, 1995 to March, 1998, at which time he was given the title chief operating officer. His title became chief operations officer and co-chief executive officer on March 20, 1998. Mr. Boeckman resigned his position as Breda’s chief operations officer and co-chief executive officer on March 14, 2006.

Breda does not have any written employment agreements with any officers or any employees other than Mr. Frickenstein, Mr. Deisbeck and Ms Morlok.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of Breda’s common stock as of March 1, 2008 by the following individuals:

•	Breda’s directors;

•	Breda’s officers;

•	All of Breda’s directors and officers as a group.

Breda had 30,856 outstanding shares of common stock on March 1, 2008.

Security Ownership Table

		Amount and Nature
	Name of	of
Title of Class	Beneficial Owner	Beneficial Ownership[1]	Percent of Class

Series 1 and Series 2 Class A Common Stock	Charles Thatcher, Director and President	42[2]	.136%

Series 2 Class A Common Stock	Dave Grabner, Director and Vice President	55[3]	.178%

Series 2 Class A Common Stock	Rick Anthofer, Director and Treasurer	23.075%

Series 2 Class A Common Stock	Neil Kanne, Director and Secretary	2.006%

Series 2 Class A Common Stock	Daniel Nieland, Director	1.003%

Series 2 Class A Common Stock	Clifford Neumayer, Director	186[4]	.603%

Series 2 Class A Common Stock	Robert Buelt, Director	133[5]	.431%

	All directors and officers as a group (7 persons)	442	1.432%

[1]	Unless otherwise indicated by a footnote, all of the shares are directly owned by the listed individual and are not pledged as security.

[2]	Sixteen of these shares are held by Mr. Thatcher’s spouse. Twenty five shares are shares of the Series 1 Class A Common Stock. All of the other shares are Series 2 Class A Common Stock.

[3]	One of these shares is held by Mr. Grabner’s spouse.

[4]	Five of these shares are held by Mr. Neumayer’s spouse and are Series 1 Class Common Stock shares.

[5]	Ten of these shares are held by Mr. Buelt’s minor son.

Steve Frickenstein, Charles Deisbeck and Jane Morlok are employed as, respectively, Breda’s chief executive officer, chief operations officer and chief financial officer. None of them own any shares of Breda’s common stock.

To Breda’s knowledge, as of March 1, 2008:

•

No person or group was the beneficial owner of more than 5% of Breda’s outstanding common stock, and no person or group held more than 5% of Breda’s outstanding common stock pursuant to any voting trust or similar agreement; and

• There were no arrangements, including any pledge of common stock by any person, which may result in a change in control of Breda.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons.

Breda was not a party to any transaction during 2007, and is not currently a party to any proposed transaction, of the type required to be disclosed under this Item. The transactions to which this Item applies, in general, are transactions to which Breda was or is to be a party, which involve the lesser of $120,000 or one percent of Breda’s total assets, and in which any of the following types of persons had or will have a direct or indirect material interest:

• any director or executive officer of Breda,

• any beneficial owner of more than 5% of Breda’s common stock, or

• any immediate family member of any person referred to above.

Director Independence.

The directors of Breda are Charles Thatcher, Dave Grabner, Rick Anthofer, Neil Kanne, Clifford Neumayer, Robert Buelt and Daniel Nieland. Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with his individual exercise of independent judgment.

Item 13.	Exhibits.

A list of the exhibits included as part of this annual report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2006 and December 31, 2007.

Audit Fees.

Breda was billed $44,041 and $37,650 for, respectively, the fiscal years ended December 31, 2006 and December 31, 2007 for the audit of Breda’s annual financial statements and review of the financial statements included in Breda’s quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those two fiscal years.

Audit Related Fees.

Breda was billed $24,100 and $18,407 for, respectively, the fiscal years ended December 31, 2006 and December 31, 2007 for assurance and related services that were reasonably related to the performance of the audit or review of Breda’s financial statements and which are not reported under “Audit Fees” above. The nature of those services was compliance, assurance and review work in connection with SEC filings.

Tax Fees.

Breda was billed $4,625 and $4,700 for, respectively, the fiscal years ended December 31, 2006 and December 31, 2007 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

All Other Fees.

Breda was billed $1,138 and $3,885 for, respectively, the fiscal years ended December 31, 2006 and December 31, 2007 for products and services which are not described under “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. The nature of those products and services was consulting on industry related issues.

Each specific, one-time engagement of Kiesling Associates, LLP is approved by the board of directors of Breda. The board of directors does pre-approve on a quarterly basis a budget for the provision of services, such as industry consulting, accounting seminars, or tariff consulting, by non-audit personnel of Kiesling Associates, LLP. None of the services described in “Audit Related Fees,” “Tax Fees” or “All Other Fees” above were approved by Breda’s board of directors pursuant to Rule 2-

01(c)(7)(i)(C) of Regulation S-X.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: March 28, 2008	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne

	Daniel Nieland, Director	Neil Kanne, Secretary and Director
	Date: March 28, 2008	Date: March 28, 2008

By:	/s/ Rick Anthofer	By:	/s/ Robert Buelt

	Rick Anthofer, Treasurer and Director	Robert Buelt, Director
	Date: March 28, 2008	Date: March 28, 2008

By:	/s/ Clifford Neumayer	By:	/s/ Dave Grabner

	Clifford Neumayer, Director	Dave Grabner, Vice President and Director
	Date: March 28, 2008	Date: March 28, 2008

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok

	Charles Thatcher, President and Director	Jane Morlok, Chief Financial Officer
	Date: March 28, 2008	Date: March 28, 2008

By:	/s/ Steve Frickenstein	By:	/s/ Charles Deisbeck

	Steve Frickenstein, Chief Executive Officer	Charles Deisbeck, Chief Operations Officer
	Date: March 28, 2008	Date: March 28, 2007

EXHIBIT INDEX
Exhibits to Form 10-KSB of Breda Telephone Corp.
for the Fiscal Year Ended December 31, 2007

Description of Exhibit.

3.	Articles of Incorporation and Bylaws

(a)

Articles of Restatement of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda’s Form 10-QSB for the quarterly period ended March 31, 2007, and filed May 14, 2007, and incorporated herein by this reference.)

(b) Second Amended and Restated Bylaws of Breda Telephone Corp. (Filed as Exhibit 3.2 to Breda’s Form 8-K, filed April 4, 2007, and incorporated herein by this reference.)

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

21.	Subsidiaries of the Registrant. (Filed as Exhibit 21 to Breda’s Form 10-KSB for the fiscal year ended December 31, 2003 and filed March 26, 2004, and incorporated herein by this reference.)

*31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-3

*32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-5

	32.2	Section 1350 Certification of Chief Financial Officer	E-6

*Included with this filing.