Form 10-Q
period 2008-03-31
BREDA TELEPHONE CORP
filed 2008-05-15
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 0-26525

BREDA TELEPHONE CORP.
(Exact name of registrant as specified in its charter)

Iowa	42-0895882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 E. Main, P.O. Box 190, Breda, Iowa	51436
(Address of principal executive offices)	(Zip Code)

712-673-2311
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     ☐  No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒   No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,851 shares of common stock, no par value, at May 1, 2008.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2008 and 2007
And the Year Ended December 31, 2007

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,636,536	$1,104,327
Marketable securities	811,703	480,311
Accounts receivable, net of allowances of $1,178,846 and $676,422 in 2008 and 2007, respectively	2,668,208	1,740,266
Interest receivable	116,654	98,013
Notes receivable	734,383	734,383
Inventory, at average cost	156,832	152,857
Other	29,800	17,973
Deferred income taxes	238,486	14,294

	6,392,602	4,342,424

OTHER NONCURRENT ASSETS
Marketable securities	6,688,926	7,374,754
Investments in unconsolidated affiliates at equity	7,682,097	7,950,825
Other investments at cost	602,921	611,707
Goodwill	896,812	896,812

	15,870,756	16,834,098

PROPERTY, PLANT AND EQUIPMENT	5,361,603	5,015,302

TOTAL ASSETS	$27,624,961	$26,191,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$190,831	$187,710
Accounts payable	1,485,499	850,431
Accrued taxes	554,736	390,660
Other	400,106	116,034

	2,631,172	1,544,835

LONG-TERM DEBT, less current portion	902,601	951,495

OTHER NONCURRENT LIABILITIES	1,386,246	1,213,607

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 28,418 and 28,923 shares issued and outstanding at $509 and $457 stated values, respectively	14,464,762	13,217,811
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,433 and 2,013 shares issued and outstanding at $509 and $457 stated values, respectively	1,238,397	919,941
Retained earnings	7,001,783	8,344,135

	22,704,942	22,481,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,624,961	$26,191,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended
	2008	2007

OPERATING REVENUES	$2,974,358	$2,397,041

OPERATING EXPENSES
Cost of services	1,608,632	1,151,777
Depreciation and amortization	251,941	234,426
Selling, general, and administrative	666,686	624,806

	2,527,259	2,011,009

OPERATING INCOME	447,099	386,032

OTHER INCOME (EXPENSES)
Interest and dividend income	165,435	144,172
Gain on sale of investments	(4,301)	(4,795)
Gain or (Loss) on disposal of assets	9,065	1,800
Interest expense	(20,936)	(24,162)
Income from equity investments	233,674	416,515
Other, net	(9,870)	(11,939)

	373,067	521,591

INCOME BEFORE INCOME TAXES	820,166	907,623

INCOME TAXES	311,458	318,778

NET INCOME	$508,708	$588,845

NET INCOME PER COMMON SHARE	$16.47	$18.99

DIVIDENDS PER COMMON SHARE	$8.00	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock, A and B Class		Retained Earnings

	Shares	Amount		Total

Balance at December 31, 2006	31,016	$12,220,304	$8,036,925	$20,257,229

Comprehensive income:
Net Income			2,478,330	2,478,330

Dividends paid			(217,112)	(217,112)

Common stock redeemed, net	(80)	(36,560)		(36,560)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at December 31, 2007	30,936	14,137,752	8,344,135	22,481,887

Comprehensive income:
Net Income			508,708	508,708

Dividends declared			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at March 31, 2008	30,851	$15,703,159	$7,001,783	$22,704,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$508,708	$588,845
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	251,941	234,426
Deferred income taxes	(51,553)	(142,404)
Amortization of investment premium/discount - net	12,729	12,787
Equity income in unconsolidated affiliates, net of distributions received of $527,402 and $483,590 in 2008 and 2007, respectively	293,728	67,075
Realized (gain) or loss on sale of property	(8,985)	(1,800)
Gain on sale of marketable securities	4,302	4,795
Changes in assets and liabilities:
(Increase) Decrease in assets	(962,385)	(149,939)
Increase (Decrease) in liabilities	517,680	501,895

Net cash provided by operating activities	566,165	1,115,680

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(279,514)	(171,296)
Proceeds from the sale of assets	8,985	—
Purchase of marketable securities	(165,545)	(183,992)
Purchase of equity investments	(25,000)	—
Proceeds from the sale of marketable securities	502,950	120,586
Proceeds from the sale of other investments - at cost	8,786	8,226

Net cash provided by (used in) investing activities	50,662	(226,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(45,773)	(42,851)
Common stock redeemed, net	(38,845)	—

Net cash used in financing activites	$(84,618)	$(42,851)

Net Increase in Cash and Cash Equivalents	$532,209	$846,353

Cash and Cash Equivalents at Beginning of Period	1,104,327	777,708

Cash and Cash Equivalents at End of Period	$1,636,536	$1,624,061

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$20,936	$24,162
Income taxes	$151,047	$57,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007 and the results of operation and changes in cash flows for the three months ended March 31, 2008 and 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $318,728 and $5,400 during the three months ended March 31, 2008 and March 31, 2007, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at March 31, 2008 and March 31, 2007.

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

Three Months Ended March 31, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,628,301	$170,946	$175,111	$2,974,358
Segment profit (loss)	698,861	(46,192)	(143,961)	508,708

Three Months Ended March 31, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,062,933	$178,273	$155,835	$2,397,041
Segment profit (loss)	814,701	(53,121)	(172,735)	588,845

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for March 31, 2008 and 2007 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2008 and 2007 were 30,881 and 31,016 respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During March 2008, the board of directors authorized a $52 increase in the stated value of each share of common stock from $457 to $509. There were 30,851 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,604,252.

During April 2007, the board of directors authorized a $63 increase in the stated value of each share of common stock from $394 to $457. There were 31,016 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,954,008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Various discussions and statements in this quarterly report contain forward-looking statements, which can be identified by the use of forward-looking terminology such as “expects,” “estimates,” “plans,” anticipates,” “forecasts,” “predicts,” “projects,” “believes,” “should,” “could,” or other similar expressions or variations of those words, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Cautionary Statement on Forward Looking Statements” section of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2007 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

BTC, Inc. is an Iowa corporation that was incorporated in 1997. BTC, Inc. has provided Internet access services in the Carroll, Iowa market area since 1997. BTC, Inc. also provides Internet access services to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services. BTC, Inc. has provided long distance services in the Carroll, Iowa market area since July 2000, and local telephone services since October, 2003. BTC, Inc. also provides long distance services to the customers of Breda, Prairie Telephone and

Westside Independent who subscribe for long distance services. BTC, Inc. is a wholly owned subsidiary of Prairie Telephone.

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. The switching capabilities also allow Breda to consider bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services.

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

•

The effect on Breda’s revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda’s telephone exchanges. The proliferation of wireless (cell) phone usage, and the designation of new technology by the FCC as data services, instead of voice services, have both decreased the “minutes of use” on Breda’s networks, which results in less access revenue, and caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers.

Breda has negotiated an interconnection agreement with six wireless carriers and continues to work with industry associations in order to receive some form of payment for the use of its networks. Breda also implemented tandem switching capabilities on September 1, 2005, with the installation of its new switch in Carroll, Iowa, and from January 2006 has been able to receive payments for consolidating and switching its own traffic. Breda also provided tandem switching services to neighboring telephone companies from July 2006 to September 1, 2007. During third quarter 2006, Breda partnered with vendors that allowed Breda to offer conference-bridging services over its networks. Breda bills and receives access revenue for the conference bridge traffic actually utilizing its networks. Breda continues to investigate new opportunities in the industry that the installation of the soft switch in Carroll now allows because of its capacity to handle significant amounts of traffic that were not possible with Breda’s older technology switches.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended, respectively, March 31, 2008, and March 31, 2007:

	Three Months Ended March 31,		% of Total Revenues for the Three Months Ended Ended March 31,

	2008	2007	2008	2007

OPERATING REVENUES
Local exchange carrier services	$2,628,301	$2,062,933	88.4%	86.1%
Broadcast services	170,946	178,273	5.7%	7.4%
Internet services	175,111	155,835	5.9%	6.5%

	$2,974,358	$2,397,041	100.0%	100.0%

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended March 31,

	2008	2007

Operating revenues	100%	100%
Cost of services	54%	48%
Depreciation and amortization	8%	10%
Selling, general and administrative	23%	26%

Operating income	15%	16%
Other income (expenses)	12%	22%
Income taxes	10%	13%

Net income	17%	25%

Three Months Ended March 31, 2008 and 2007

The table below sets forth the components of Breda’s revenues for the three months ended March 31, 2008, compared to the same period in 2007.

	Three Months Ended March 31,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$232,421	$229,039	$3,382	1.5%
Network access services	2,442,982	1,332,717	1,110,265	83.3%
Long distance services	68,477	69,152	(675)	-1.0%
Cellular services	335,091	372,457	(37,366)	-10.0%
Billing and collection services	2,983	3,246	(263)	-8.1%
Miscellaneous	(453,653)	56,322	(509,975)	-905.5%

	$2,628,301	$2,062,933	$565,368	27.4%

Broadcast Services	$170,946	$178,273	$(7,327)	-4.1%

Internet services	$175,111	$155,835	$19,276	12.4%

	$2,974,358	$2,397,041	$577,317	24.1%

There was an increase in total operating revenues for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007, of $577,317, or 24.1%.

Local Exchange Carrier Services - $565,368

Local exchange carrier services revenues accounted for 88.4% of all operating revenues in the three-month period ended March 31, 2008. There was a $565,368, or 27.4%, increase in local exchange carrier services revenues for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007.

Local network services revenues increased $3,382, or 1.5%, for the three months ended March 31, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue decreased $675, or 1.0%, for the three months ended March 31, 2008, as compared to the three-month period ended March 31, 2007. Although Breda has seen an increase in its long distance customer base when comparing the two periods, the increase is offset by a decrease in the average minutes used by each customer on a monthly basis, as well as a decrease in the price that Breda is charging its customers for Breda’s long distance service offerings. The rate decreases for bundled service offerings began on July 1, 2006. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $1,110,265, or 83.3%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda’s access revenue has also increased because, as noted previously, BTC, Inc.’s switch in its Carroll, Iowa location, allows BTC, Inc. to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services decreased $37,366, or 10.0%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Both Breda’s new cellular customer count and its returning customer base decreased during the three-month periods ended March 31, 2008, when compared to the three-month period ended March 31, 2007. The whole RSA #9 market area of which Breda is an agent for and a partner with U.S. Cellular experienced decreased numbers in the first quarter of 2008. U.S. Cellular and its agents face increasing competition from other wireless providers. Some of the online customer service applications available to U.S. Cellular allow them to handle services directly with U.S. Cellular instead of coming into an agent location, such as Breda, to complete their transactions. These self-help service options cause a decrease in Breda’s customer count and associated revenue streams. U.S. Cellular has come out with aggressive promotions for the second quarter of 2008, and Breda has seen its customer service statistics increase during the months of March and April 2008.

Miscellaneous revenues decreased $509,975, or 905.5%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. The decrease is mainly attributable to a $502,424 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue. While Breda is not a party to any legal action with any carriers, Breda may have to initiate, and is seriously considering taking collection action through legal means to receive payment for some of the conference bridge network access revenue services. The second main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. This source of miscellaneous revenue remained consistent when comparing the two three-month periods. The remaining decrease in miscellaneous revenues when comparing the three-month period ended March 31 2008 to the three-month period ended March 31, 2007 resulted from a $7,918 decrease in tandem switching revenue from unrelated neighboring telephone companies. BTC, Inc. provided switching services to neighboring telephone companies from July 2006 through August 2007. Because of industry requirements, BTC, Inc. was no longer able to provide this service to anyone other than its own exchanges after September 1, 2007. There is no comparable revenue for these switching services during the three month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007.

Broadcast Services – ($7,327)

Broadcast services decreased $7,327, or 4.1%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Tele-Services completed a fiber construction project during the quarter ended September 30, 2005, and another project during quarter ended June 30, 2006, which allowed it to combine cable TV head ends. Breda continues to explore other consolidation opportunities in Tele-Services’ cable TV communities in order to reduce operating costs through consolidation of equipment and maintenance costs. Rate increases were implemented in November 2005, and August 2006, respectively, for the two communities that received additional channels from the consolidation of head ends. Tele-Services added the HBO premium channel in Farragut, Riverton and Sidney on February 1, 2007. Rate increases were implemented for the basic service package in ten of its cable communities on March 1, 2007. Premium channel increases were also implemented in eight of its cable communities on March 1, 2007. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. Tele-Services is actively trying to sell all of its cable TV systems except those with combined head ends that are provisioned out of its local telephone service communities.

Internet Services – $19,276

Internet services revenue increased $19,276, or 12.4%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Breda has seen an 63.7% increase in its high-speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. In May 2007, Breda consolidated its high speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the three-month period ended March 31, 2008. Also, with the advent of newer technologies that could expand the range for high-speed Internet services from Breda’s central office, Breda began offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda was able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing a great distance from central office. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. Breda began to market a high-speed wireless Internet service in the first quarter of 2008, which has received great acceptance in some of the rural areas that Breda had been unable to reach with their high speed Internet service. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended March 31, 2008, compared to the same period in 2007.

	Three Months Ended March 31,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services	$1,608,632	$1,151,777	$456,855	39.7%
Depreciation and amortization	251,941	234,426	17,515	7.5%
Selling, general and administration	666,686	624,806	41,880	6.7%

	$2,527,259	$2,011,009	$516,250	25.7%

Cost of Services - $456,855

Cost of services increased $456,855, or 39.7%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. There was a $554,493 increase in costs incurred for the provisioning of the conference bridge services for the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007. All other plant specific costs decreased $31,659 when comparing the two three-month periods and resulted mainly from a decrease in labor overtime hours and decreases in fiber lease expense. Cellular provisioning costs for the purchase of phones and accessories decreased slightly by 1.3%, or $3,734, for the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007. Overall Internet costs decreased $67,296, or 37.8%, during the three-

month period ending March 31, 2008, when compared to the three-month period March 31, 2007. With the conversion of dial-up customers to Breda’s high-speed Internet services, Breda no longer has the magnitude of long distance charges and local telephone provisioning services costs especially for its customers in its southern Iowa telephone exchanges. Breda has also been able to provision its high speed Internet services over more cost effective network connections.

Although a greater number of customers continued to use Breda’s long distance services, their average minutes of use per month are decreasing. The decreased minutes of use, along with Breda’s switch to a new underlying carrier on August 20, 2006, have contributed to a decrease in Breda’s overall cost to provide long distance service. Breda had a 7.7% increase in customers subscribing to Breda’s long distance services for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007, which still resulted in a $2,729, or 4.9%, decrease in long distance provisioning costs when comparing these two three-month periods.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $9,843, or 9.2%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $17,515

Depreciation and amortization expense increased $17,515, or 7.5%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Breda had significant capital investments in outside plant equipment and in new financial and provisioning software during 2007. The depreciation on these items are now showing in the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007.

Selling, General and Administration – $41,880

Selling, general and administration expenses increased $41,880, or 6.7%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. Customer operations increased $9,067, or 4.2%, for the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007, and mainly resulted from increased labor and benefit costs for the three-month period ended March 31, 2008. Corporate operations increased $25,861, or 7.1%, when comparing the three-month periods and was mainly attributable to increased computer and software maintenance costs, increased employer insurance costs, and increased labor and benefit costs when comparing the three-month period ended March 31, 2008 to the three-

month period ended March 31, 2007. There was a decrease in legal and consulting fees during the three-month period ended March 31, 2008, because Breda had incurred fees and costs to participate in the AWS auction in early 2007, and for which, there is no corresponding fees in the three-month period ended March 31, 2008. Property tax expense increased $6,952, or 14.7%, when comparing the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended March 31, 2008, compared to the same period in 2007.

	Three Months Ended March 31,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$165,435	$144,172	$21,263	14.7%
Gain or (Loss) on sale of investments	(4,301)	(4,795)	494	10.3%
Gain or (Loss) on disposal of assets	9,065	1,800	7,265	100.0%
Interest expense	(20,936)	(24,162)	3,226	-13.4%
Income from equity investments	233,674	416,515	(182,841)	-43.9%
Other, net	(9,870)	(11,939)	2,069	-17.3%

	$373,067	$521,591	$(148,524)	-28.5%

Interest and Dividend Income. Interest and dividend income increased $21,263, or 14.7%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. $17,899 of the 14.7% increase in interest and dividend income when comparing the two three-month periods resulted from an extraordinary dividend payout from Westside Telephone and Prairie Telephone’s investments in Iowa Network Services for the first quarter of 2008. While Breda’s temporary and marketable security investments decreased slightly, and interest rates declined in the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007, Breda’s interest income also increased approximately $10,200, which was the amount of accrued interest on the promissory note to Spiralight Network, LLC

Loss on sale of investments. Both the $4,301 loss on sale of investments for the three-month period ended March 31, 2008, and the $4,795 loss on sale of investments for the three-month period ended March 31, 2007, represent the loss on the redemption of temporary investments.

Gain on disposal of assets. The $9,065 gain on disposal of assets for three-month period ended March 31, 2008, represents the gain from the sale of a service vehicle. The $1,800 gain on disposal of assets for the three-month period ended March 31, 2007, represents the gain from the trade-in of a service vehicle.

Interest Expense. The $3,226, or 13.4%, decrease in interest expense for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $182,841, or 43.9%, for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the three-month period ended March 31, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa; and in Bug Tussel, LLC, a wireless cell site provider; and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.

Other, Net. The $2,069 increase in other net income for the three-month period ended March 31, 2008, when compared to the three-month period ended March 31, 2007, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes decreased $7,320, or 2.3%, for the three-month period ended March 31, 2008, when compared to the same period in 2007. The decrease is a direct reflection of the decreased income generated from operations and other income sources. The effective tax rate for the three-month period ended March 31, 2008 is 38.0%, compared to a 35.1% tax rate for the same three-month period in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income decreased $80,137, or 13.6%, for the three-month period ended March 31, 2008, when compared to the same period in 2007, and was attributable to a decrease in income from equity investments.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the three months ended March 31, 2008 and March 31, 2007, cash provided by operating activities was $566,165 and $1,115,680 respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose. All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of March 31, 2008, and December 31, 2007.

	As of

	March 31, 2008	December 31, 2007

Short-Term Liquidity
Current Assets	$6,392,602	$4,342,424
Current Liabilities	2,631,172	1,544,835

Net Working Capital	$3,761,430	$2,797,589

Cash and Cash Equivalents	$1,636,536	$1,104,327
Short Term Marketable Securities	$811,703	$480,311
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $2,050,178, or 47.2%, for the three-month period ended March 31, 2008, when compared to the year ended December 31, 2007. The increase was due mainly to the $962,882 increase in cash, cash equivalents, and marketable securities, and the $1,075,431 increase in accounts receivable, which was due to unpaid conference bridge network access services. As discussed previously, interexchange carriers such as Verizon, Sprint and AT&T are refusing to pay for these services.

At March 31, 2008, and at December 31, 2007, Breda held a $480,000 note receivable from Jaguar Communications, Inc. earning interest at the rate of 4.81%, and which was acquired with Prairie Telephone’s sale of its interest in Desktop Media, LLC in September 2007. Breda also holds a promissory note to its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. These notes account for the increase in interest receivable when comparing the two three-month periods.

Current liabilities increased $1,086,337, or 70.3%, for the three-month period ended March 31, 2008, when compared to the year ended December 31, 2007. Accounts payable increased $635,068, or 74.7%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of March 31, 2008 for the provisioning of conference bridge services, as compared to the amounts incurred for those services as of December 31, 2007. Other increased accounts payable resulted from construction projects and associated consulting fees. Accrued taxes increased $164,076, or 42.0%, for the three-month period ended March 31, 2008, when compared to the year ended December 31, 2007. The increase is attributable to an increase in the provision for income taxes for the first quarter of 2008. There was also an increase in other accrued liabilities of $284,072. Breda’s Board of Directors declared an $8.00 per share dividend on March 11, 2008 to shareholders of record on March 12, 2008. The dividend declaration is recorded in Other Payables as a $246,808 dividend payable as of March 31, 2008, and there was no corresponding dividend payable amount as of December 31, 2007. The remaining increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the three-month period ended March 31, 2008, when compared with the year ended December 31, 2007.

The following table summarizes Breda’s sources and uses of cash for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,

	2008	2007

Net Cash Provided (Used)
Operating Activities	$566,165	$1,115,680
Investing Activities	50,662	(226,476)
Financing Activities	(84,618)	(42,851)

For the three months ended March 31, 2008 and March 31, 2007, cash provided by operating activities was $566,165 and $1,115,680, respectively.

Cash received from investing activities was $50,662 for the three-months ended March 31, 2008. Cash used for investing activities was $226,476 for the three-

month period ended March 31, 2007. There was a decrease in cash used to purchase marketable securities of $18,447, or 10.0%, for the three-month period ended March 31, 2008, when compared to the same period in 2007. This decrease was offset by an increase in cash used for capital expenditures of $108,218, as well as an increase in proceeds from the redemption of marketable securities of $382,364, for the three-month period ended March 31, 2008, when compared to the same period in 2007.

Cash used in financing activities was $84,618 for the three-month period ended March 31, 2008, and $42,851 for the three-month period ended March 31, 2007. Cash used to repay Rural Telephone Finance Cooperative long-term debt was 45,773 and $42,851 respectively. Cash was also used during the three-month period ended March 31, 2008, to redeem eighty-five shares of Breda Telephone Corp. common stock.

Long Term Debt

As of March 31, 2008, Breda had $902,601 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2008, capital expenditures were $279,514.

Breda’s contractual obligations as of March 31, 2008 are:

2008	$190,831
2009	197,228
2010	210,675
2011	225,038
2012	240,380
2013 and After	29,280

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

Recent Accounting Pronouncements

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

In May 2008, The Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards FAS No. 157 – Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but for some entities, the application of the Statement would change current practice.

While the fair value concept has been in place for many decades, the FASB has deferred the use of fair value for all assets and liabilities, and currently only mandates it for financial assets and liabilities. The new required estimates are intended to provide investors with the value of an asset or liability on the measurement day, rather than reporting a value based on some future date, such as a future settlement or maturity date.

Whether and when fair value is required depends on the types of financial assets that are the subject of the accounting and, to varying degrees, the reporting entity’s intent with respect to those assets. Fair value is used on an ongoing basis principally for derivatives, trading securities, and available-for-sale securities. Fair value also is used to recognize impairments, that is, declines in the value of financial assets in down markets. And while loans held for investment are subject to impairment, they are not necessarily written down to fair value, but more typically to the present value of expected future cash flows discounted at the loan’s original effective interest rate.

Breda’s marketable securities are held-to-maturity securities, not trading securities. Breda therefore reports the fair value of these bonds and securities as a footnote to its financial statements. The issuance of the Statement of Financial Accounting Standards FAS No. 157 – Fair Value Measurements had no effect on the company’s financial position, results of operations or cash flows.

Other Activities and Issues

Regulatory and Competitive

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

While various industry organizations have compiled and submitted data in 2005 and 2006, and the FCC continues to solicit comments on specifics in the Missoula Plan and new filings, the complexity of the issue has resulted in no final plan being adopted. In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and the highest end-user rates. The “Federal Benchmark” mechanism would provide supplemental funding to ensure end-user rates remain within a national benchmark range when the Missoula Plan is implemented. The FCC has put the Missoula Plan for ICC reform and the Federal Benchmark mechanism amendment out for public comment.

Breda believes that changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the Iowa Utilities Board regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. While various industry organizations have compiled data and worked on this issue since 2003, no final plan has been adopted on a statewide level. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

The Iowa Utilities Board conducted a hearing on the ITA Intrastate Access Tariff on April 1 and 2, 2008. Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff from present levels down to the NECA interstate levels. Specifically, the interexchange carriers requested that the IUB eliminate the 1.5-cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge. The total requested reduction would be 6.4 cents on each intrastate minute. The parties involved in the hearing had until April 25, 2008 to file post-hearing briefs. The IUB will issue a final order sometime after April 25, 2008. No final order has been issued as of the date of this filing.

Breda believes that any increase in intrastate access rates is extremely unlikely and that, at best, intrastate access rates will stay the same. It is also possible, however, that intrastate access rates will be lowered, and if that occurs, it will have a negative impact on Breda’s operating income. Breda does not believe, however, that it is possible to predict at this time whether intrastate access rates will be lowered, or if intrastate access rates are lowered, the amount of the decrease in those rates. It is therefore uncertain at this time whether this issue will result in an adverse effect on Breda’s operating income. Breda does, however, anticipate continuing pressure for the lowering of both state and federal access charge rates.

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

On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program. Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007. Breda supports this action of the FCC.

Breda believes that federal universal service fund criteria will continue to change but is unable to determine estimated time frames or estimated financial ramifications as of the date of this filing

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates. In a letter dated January 15, 2007, NECA notified Breda that beginning July 1, 2007 most carriers could expect an overall average cost settlement decrease of 7.27% as a result of the new settlement formulas filed by NECA with the FCC in December 2006. Overall, NECA projected that the majority of companies’ settlements will decrease between 5% and 15%. The decrease generally reflects new overall reduced cost levels and decreases due to Line Haul Distance Sensitive formula structure changes. NECA’s 2007 Modification of Average Schedules filing included a proposed 24-month transition plan to help companies adjust to reduced settlements.

During the nine-month period from July 1, 2007 through March 31, 2008, Breda and its subsidiaries experienced an overall increase in average monthly settlement revenue mainly due to the increase in interstate access rate payments for the individual elements making up the interstate access rate that also became effective on July 1, 2007.

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

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers. However, beginning in May 2007, and continuing through to January 2008, BTC, Inc. began to receive dispute notifications from the various major interexchange carriers disputing the volume of minutes and disputing interstate and intrastate switched access charges billed by BTC, Inc. to them. BTC, Inc. has contacted legal counsel for assistance in its collection actions against Verizon Business, Sprint, AT&T and Qwest. In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

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

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda installed a soft switch in its CLEC exchange in the last quarter of 2005, and the technology in this switch allows for CALEA compliance in both its CLEC exchange of Carroll, Iowa, and its ILEC exchange in Breda, Iowa. Breda currently is working through the installation of stand-alone switches in five small exchange locations throughout its service territory. Breda estimates that its final cost to upgrade the remaining switches will be close to $2,000,000.

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

For telephone companies with separate broadband and VoIP entities, these requirements are in addition to those for their carrier operations, and require separate reports to be filed for each operation. Breda has enlisted Iowa Network Services to be its Trusted Third Party resource in meeting the CALEA requirements. Breda has timely filed all required CALEA reports.

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

Revenues are also generated from sales of cellular phones and related service packages, which are made pursuant to Breda’s June 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. The agency agreement provides that it automatically renews for a period of one year on each June 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one-year term, but subject to immediate termination if there is a material breach of the agency agreement. Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda’s cellular commissions revenue.

Breda had two retail outlets in the Carroll, Iowa market during the twelve months ended December 31, 2007. The two retail outlets were located at Breda’s and BTC, Inc.’s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa. On February 22, 2008, Breda combined its Wal-Mart retail outlet with its Carroll office outlet when Wal-Mart moved its former operations to a new Super Walmart store at the edge of Carroll. Breda was informed that Super Walmart space allocations would only allow for the corporate cellular account, which is a competing service provider to Breda’s U.S. Cellular service. Breda is continuing to pursue a second retail outlet location in Carroll, but has not experienced a slowdown in its cellular traffic because it expanded its office hours in its Carroll office outlet.

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

The Deficit Reduction Omnibus Reconciliation Act of 2005 includes the digital television transition legislation. The Act establishes February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum. The Act also includes up to $1.5 billion to subsidize set-top box purchases, and $1 billion for public safety interoperability. All of Tele-Services’ cable service systems are analog systems so for any channels presently transmitted digitally and when the remaining channels are transmitted digitally by February 17, 2009, Tele-Services must have new antennas and receivers to receive the digital channel signals. Tele-Services will have to convert those signals back to an analog signal before sending the signals out to its customers over its analog system. Tele-Services is working to obtain cost estimates to determine its options and to formulate a business plan in order to meet the February 17, 2009 deadline. Tele-Services, Ltd. is actively seeking buyers for eleven of its eighteen cable TV systems that do not have combined head ends associated with Breda’s independent telephone exchange communities.

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

As of December 31, 2007, Breda was a 33.33% owner of Carroll County Wireless, L.L.C. As of the date of this filing, Breda is exercising its right of first refusal to purchase the 33.33% interest of one of the partners in Carroll County Wireless, L.L.C. Carroll County Wireless, L.L.C. and the other 33.33% partner have already signed a consent and waiver to the purchase of the additional 33.33% interest in Carroll Co. Wireless, L.L.C. by Breda. This transaction is not material to Breda’s operations but Breda’s 66.66% interest will require that the operations of this asset be reported on a consolidated basis with Breda’s other subsidiaries.

On January 7, 2008, Breda became a founding member with a 25% interest in an entity called Telephone Acquisition Company, L.L.C. This limited liability corporation was formed to acquire and operate a telecommunication company. Subsequent to the date of this filing, Breda will participate in a capital call for Telephone Acquisition Company, L.L.C., which will allow it to purchase all of the stock of Swisher Telephone Company in Swisher, Iowa. This transaction is not material to Breda’s operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Breda’s management, under the supervision and with the participation of Breda’s chief executive officer and Breda’s chief financial officer, have evaluated the effectiveness of Breda’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, Breda’s chief executive officer and Breda’s chief financial officer have concluded that, as of the end of the period covered by this quarterly report, Breda’s disclosure controls and procedures have been effective to provide reasonable assurance that the information required to be disclosed in the reports Breda files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including Breda’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. Breda believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No change in Breda’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Breda was not aware of any material pending legal proceeding to which Breda was a party or of which any of Breda’s property was the subject, other than ordinary routine litigation, if any, that was incidental to Breda’s business. As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of Breda’s property.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not issue any shares of its common stock during the period of January 1, 2008 through March 31, 2008.

The following table provides information regarding Breda’s purchases of its common stock from shareholders during the period of January 1, 2008 through March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs[1]

Month #1 (January 1, 2008-January 31, 2008)	-0-	N/A	-0-	-0-

Month #2 (February 1, 2008- February 29, 2008)	80	$457	-0-	-0-

Month #3 (March 1, 2008-March 31, 2008)	5	$457	-0-	-0-
Total	85	$457	-0-	-0-

[1]

All of the shares of common stock were purchased by Breda pursuant to the redemption right or the right of first refusal granted to Breda in its Articles of Restatement, which rights are discussed in Breda’s most recent Annual Report on Form 10-KSB filed on March 28, 2008, or pursuant to the unsolicited request of the shareholder in question. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

[2]

All of the shares of common stock were purchased by Breda at the $457 redemption price that was established by the board of directors and which became effective pursuant to a letter to the shareholders dated April 2, 2007.

There were eleven separate transfers of shares of Breda’s common stock during the period of January 1, 2008 through March 31, 2008 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares:

		1.	Ten shares were transferred from one spouse to another.

		2.	Two shares were sold for $460 per share.

		3.	Thirteen shares were sold for $457 per share.

		4.	One hundred sixty shares were transferred equally (thirty-two shares) to five family members and two shares were sold for $457 per share.

		5.	Fifteen shares were sold for $457 per share.

		6.	Ninety-two shares were transferred to family members as follows: eight individuals received eight shares each; four individuals received seven shares each.

		7.	Fifty shares were sold were sold for $462 per share.

		8.	Sixty-seven shares were transferred to a family member.

		9.	One hundred shares were transferred to three family members as follows: two individuals received thirty-three shares each; one individual received thirty-four shares.

		10.	One hundred eighty out of one hundred ninety-two shares were transferred equally (twenty shares) to nine individuals.

		11.	One hundred shares were sold for $457 per share.

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Breda exceeding 5% of the total assets of Breda.

No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of preferred stock of Breda which is registered or which ranks prior to any class of registered common stock of Breda.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of January 1, 2008 through March 31, 2008.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

Breda’s board of directors declared a dividend of $8.00 per share on March 11, 2008, payable to shareholders of record on March 12, 2008. The aggregate amount of the dividend was $246,808. The dividend was paid to the shareholders on April 1, 2008.

Breda’s board of directors adopted a resolution at a meeting on March 11, 2008 fixing the redemption price for Breda’s shares of common stock to be $509 per share. The $509 amount was determined based upon Breda’s 2007 unaudited financial statements, and was announced in a letter to the shareholders dated April 1, 2008, and became effective on March 12, 2008.

There were no material changes during the period of January 1, 2008 through March 31, 2008 to the procedures by which the members of Breda may recommend nominees to Breda’s board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference

Exhibit Number	Exhibit Description		Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Restatement of Breda Telephone Corp.			10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws of Breda Telephone Corp.			8-K		3.2	4/4/07

10.1	Employment Agreement dated November 13, 2006 with Jane Morlok			10-QSB	9/30/06	10.1	11/14/06

10.2	Employment			10-QSB	6/30/06	10.2	8/11/06
	Agreement dated June
	14, 2006 with Steve
	Frickenstein

10.3	Employment Agreement dated June 14, 2006 with Charles Deisback			10-QSB	6/30/06	10.3	8/11/06

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer	E-1

	31.2	Certification of Chief Financial Officer	E-3

32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer	E-5

	32.2	Certification of Chief Financial Officer	E-6

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

May 14, 2008	By:	/s/ Steve Frickenstein

		Name:	Steve Frickenstein
		Title:	Chief Executive Officer

May 14, 2008	By:	/s/ Jane Morlok

		Name:	Jane Morlok
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended March 31, 2008

Description of Exhibit.	Page

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

31.	Rule 13a-14(a) Certifications

	*31.1	Rule 13a-14(a) Certification of
		Chief Executive Officer	E-1

	*31.2	Rule 13a-14(a) Certification of Chief
		Financial Officer	E-3

32.	Section 1350 Certifications

	*32.1	Section 1350 Certification of Chief
		Executive Officer	E-5

	*32.2	Section 1350 Certification of Chief
		Financial Officer	E-6

* Included with this filing.