Form 10-Q
period 2008-06-30
BREDA TELEPHONE CORP
filed 2008-08-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 0-26525

BREDA TELEPHONE CORP.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-0895882 (I.R.S. Employer Identification No.)

112 E. Main, P.O. Box 190, Breda, Iowa (Address of principal executive offices)	51436 (Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,851 shares of common stock, no par value, at August 1, 2008.

1

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended June 30, 2008 and 2007
And the Year Ended December 31, 2007

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$614,920	$1,104,327
Marketable securities	491,070	480,311
Accounts receivable, net of allowances of $1,992,895 and $676,422 in 2008 and 2007, respectively	3,751,303	1,740,266
Interest receivable	108,486	98,013
Notes receivable	734,383	734,383
Inventory, at average cost	223,258	152,857
Other	109,839	17,973
Deferred income taxes	178,914	14,294

	6,212,173	4,342,424

OTHER NONCURRENT ASSETS
Marketable securities	5,924,525	7,374,754
Investments in unconsolidated affiliates at equity	8,186,980	7,950,825
Other investments at cost	609,092	611,707
Goodwill	896,812	896,812

	15,617,409	16,834,098

PROPERTY, PLANT AND EQUIPMENT	6,337,020	5,015,302

TOTAL ASSETS	$28,166,602	$26,191,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$194,003	$187,710
Accounts payable	1,659,111	850,431
Accrued taxes	408,474	390,660
Other	164,227	116,034

	2,425,815	1,544,835

LONG-TERM DEBT, less current portion	852,894	951,495

OTHER NONCURRENT LIABILITIES	1,381,185	1,213,607

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 28,245 and 28,923 shares issued and outstanding at $509 and $457 stated values, respectively	14,376,705	13,217,811
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,606 and 2,013 shares issued and outstanding at $509 and $457 stated values, respectively	1,326,454	919,941
Retained earnings	7,803,549	8,344,135

	23,506,708	22,481,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,166,602	$26,191,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended		For the Six Months Ended
	2008	2007	2008	2007

OPERATING REVENUES	$2,922,631	$2,485,749	$5,897,057	$4,882,790

OPERATING EXPENSES
Cost of services	1,498,369	1,468,633	2,822,634	2,620,410
Depreciation and amortization	254,758	251,984	506,699	486,410
Selling, general, and administrative	551,346	524,573	1,218,031	1,149,379

	2,304,473	2,245,190	4,547,364	4,256,199

OPERATING INCOME	618,158	240,559	1,349,693	626,591

OTHER INCOME (EXPENSES)
Interest and dividend income	127,298	139,525	292,734	283,697
Gain or (Loss) on sale of investments	9,102	(16,813)	4,801	(21,608)
Gain on disposal of assets	—	8,163	8,985	9,963
Interest expense	(20,092)	(23,375)	(41,028)	(47,536)
Income from equity investments	283,478	397,297	517,153	813,812
Other, net	(2,164)	(3,093)	(12,036)	(15,032)

	397,622	501,704	770,609	1,023,296

INCOME BEFORE INCOME TAXES	1,015,780	742,263	2,120,302	1,649,887

INCOME TAXES	381,785	260,240	809,828	579,018

NET INCOME	$633,995	$482,023	$1,310,474	$1,070,869

NET INCOME PER COMMON SHARE	$20.55	$15.54	$42.46	$34.53

DIVIDENDS PER COMMON SHARE	$—	$—	$8.00	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock, A and B Class
			Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2006	31,016	$12,220,304	$8,036,925	$20,257,229

Comprehensive income:
Net Income			2,478,330	2,478,330

Dividends paid			(217,112)	(217,112)

Common stock redeemed, net	(80)	(36,560)		(36,560)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at December 31, 2007	30,936	14,137,752	8,344,135	22,481,887

Comprehensive income:
Net Income			1,310,474	1,310,474

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at June 30, 2008	30,851	$15,703,159	$7,803,549	$23,506,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,310,474	$1,070,869
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	506,699	486,410
Deferred income taxes	2,958	(52,298)
Amortization of investment premium/discount - net	25,043	19,501
Equity income in unconsolidated affiliates, net of distributions received of $1,000,998 and $672,277 in 2008 and 2007, respectively	483,845	(141,534)
Realized gain on sale of property	(8,985)	(59,274)
(Gain) or loss on sale of marketable securities	(4,801)	21,608
Changes in assets and liabilities:
Increase in assets	(2,183,777)	(152,075)
Increase in liabilities	703,457	404,193

Net cash provided by operating activities	834,913	1,597,400

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,657,187)	(333,739)
Proceeds from the sale of assets	8,985	57,474
Purchase of marketable securities	(280,758)	(754,149)
Purchase of equity investments	(720,000)	(169,412)
Purchase of other investments - at cost	(6,171)	—
Proceeds from the sale of marketable securities	1,699,986	644,704
Proceeds from the sale of other investments - at cost	8,786	13,808

Net cash used in investing activities	(946,359)	(541,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(92,308)	(86,415)
Common stock redeemed, net	(38,845)	—
Dividends paid	(246,808)	(217,112)

Net cash used in financing activities	$(377,961)	$(303,527)

Net Increase (Decrease) in Cash and Cash Equivalents	$(489,407)	$752,559

Cash and Cash Equivalents at Beginning of Period	1,104,327	777,708

Cash and Cash Equivalents at End of Period	$614,920	$1,530,267

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$41,028	$47,536
Income taxes	$791,091	$672,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007 and the results of operation and changes in cash flows for the three and six months ended June 30, 2008 and 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements. The results of operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $171,230 and $61,369 during the six months ended June 30, 2008 and June 30, 2007, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at June 30, 2008 and June 30, 2007.

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Six Months Ended June 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$5,201,391	$342,572	$353,094	$5,897,057
Segment profit (loss)	1,790,225	(101,513)	(378,238)	1,310,474

Six Months Ended June 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$4,194,774	$356,986	$331,030	$4,882,790
Segment profit (loss)	1,443,955	(103,198)	(269,888)	1,070,869

Three Months Ended June 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,573,090	$171,546	$177,995	$2,922,631
Segment profit (loss)	1,091,364	(55,321)	(402,048)	633,995

Three Months Ended June 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,132,827	$178,713	$174,209	$2,485,749
Segment profit (loss)	629,253	(50,077)	(97,153)	482,023

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for June 30, 2008 and 2007 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2008 and 2007 were 30,851 and 31,016, and 30,866 and 31,016, respectively.

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

Overview

General

Breda is a provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda and its subsidiaries operate seven telephone exchanges as the historical or incumbent local exchange carrier (ILEC). BTC, Inc. began to offer competitive local exchange carrier (CLEC) services to residential and business customers in Carroll, Iowa in October 2003. Qwest is the incumbent local exchange carrier for that area. The telecommunication services provided by Breda or its subsidiaries include long distance services, dial-up and high-speed Internet services, cable TV services and satellite Internet services.

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

Internet Service Provider
BTC, Inc.

Factors Affecting Breda’s Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda’s results of operations. These factors include the following:

•

The effect on Breda’s revenues of declining numbers of access lines caused by customer migration to cell phone usage only; technology advances allowing the provisioning of Internet services on the same access line as voice service; technology advances provisioning residential and business voice services over data circuits (VOIP); and the declining population base in the rural areas served by Breda.

Breda’s strategic response to these trends includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

•	The effect on Breda’s revenues from current and potential future changes in access rate regulation at the state and federal levels.

•

The effect on Breda’s revenues from rate and pricing structure caused by the competition of multiple providers in the Carroll, Iowa market. The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors in that market have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the “triple play”. Customers receive local phone service, blocks of long distance service minutes, Internet services, and broadcast services (cable TV or satellite TV) for a competitive price.

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

Breda continues to evaluate modifying its package offerings and adjusting its pricing structures in order to attempt to remain competitive.

•

The effect on Breda’s revenues from decreased customer counts for dial-up Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to consolidate cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services. Breda has also begun the process of discontinuing its cable TV services in its smaller rural communities where the Company does not have voice services or where the headends are not combined. Breda will be discontinuing cable TV service operations in Bayard, Iowa on 7-1-2008, in Lohrville, Iowa on 8-1-2008, and in Thurman, Iowa on 9-1-2008. The discontinuance of cable TV service in these communities will affect approximately 128 customers.

•

The effect on Breda’s revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda’s telephone exchanges. The proliferation of wireless phone usage, and the designation of new technology by the FCC as data services, instead of voice services, have both decreased the “minutes of use” on Breda’s networks, which results in less access revenue, and caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended June 30 2008, and June 30, 2007, respectively:

	Three Months Ended June 30,		% of Total Revenues for the Three Months Ended Ended June 30,

	2008	2007	2008	2007

OPERATING REVENUES
Local exchange carrier services	$2,573,023	$2,142,646	88.0%	86.2%
Broadcast services	171,625	178,713	5.9%	7.2%
Internet services	177,983	164,390	6.1%	6.6%

	$2,922,631	$2,485,749	100.0%	100.0%

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

Internet Services. Monthly dial-up and high-speed Internet access services fees billed to residential and business customers generate the bulk of this segment’s revenue. Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees. The revenue that is generated through the offering of a satellite-based Internet service and a wireless Internet service are also included in Internet Services revenues.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Operating revenues	100%	100%	100%	100%
Cost of services	51%	59%	48%	54%
Depreciation and amortization	9%	10%	8%	10%
Selling, general and administrative	19%	21%	21%	23%

Operating income	21%	10%	23%	13%
Other income (expenses)	14%	20%	13%	21%
Income taxes	13%	11%	14%	12%

Net income	22%	19%	22%	22%

Three Months Ended June 30, 2008 and 2007

The table below sets forth the components of Breda’s revenues for the three months ended June 30, 2008, compared to the same period in 2007.

	Three Months Ended June 30,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$236,817	$228,311	$8,506	3.7%
Network access services	2,603,323	1,414,652	1,188,671	84.0%
Long distance services	74,025	71,386	2,639	3.7%
Cellular services	420,907	382,040	38,867	10.2%
Billing and collection services	4,470	3,198	1,272	39.8%
Miscellaneous	(766,519)	43,059	(809,578)	-1,880.2%

	$2,573,023	$2,142,646	$430,377	20.1%

Broadcast Services	$171,625	$178,713	$(7,088)	-4.0%

Internet services	$177,983	$164,390	$13,593	8.3%

	$2,922,631	$2,485,749	$436,882	17.6%

There was an increase in total operating revenues for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007, of $436,882, or 17.6%.

Local Exchange Carrier Services - $430,377

Local exchange carrier services revenues accounted for 88.0% of all operating revenues in the three-month period ended June 30, 2008. There was a $430,377, or 20.1%, increase in local exchange carrier services revenues for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007.

Local network services revenues increased $8,506, or 3.7%, for the three months ended June 30, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $2,639, or 3.7%, for the three months ended June 30, 2008, as compared to the three-month period ended June 30, 2007. Breda has seen a 3.4% increase in its long distance customer base when comparing the two periods, and the increase has offset a general decrease in the average minutes used by each customer on a monthly basis. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $1,188,671, or 84.0%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda’s access revenue has also increased because, as noted previously, BTC, Inc.’s switch in its Carroll, Iowa location, allows BTC, Inc. to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $38,867, or 10.2%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Both Breda’s new cellular customer count and its returning customer base increased during the three-month periods ended June 30, 2008, when compared to the three-month period ended June 30, 2007. U.S. Cellular marketed aggressive promotions for the second quarter of 2008, and Breda saw its customer service statistics increase during the months March through June 2008 from these promotions. U.S. Cellular also now allows customers to enter into new contracts when their present contracts are 18 months old instead of the previous 20-month time frame.

Billing and collection services increased $1,272, or 39.8%, during the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda then receives a small fee for performing these billing services for the carriers. Miscellaneous revenues decreased $809,578, or 1,880.2%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. The decrease is mainly attributable to an additional $814,049 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue during the three-month period ended June 30, 2008. This allowance is Breda’s estimate of access charges that may not be collected from its conference bridge services if a settlement is reached with some of the major carriers who believe they should pay reduced rates based on the volume of conference bridge minutes instead of paying BTC, Inc.’s normal tariffed access rate on these minutes. Verizon filed a suit with the Iowa Utilities Board on May 29, 2008, against BTC, Inc. and two other CLEC’s regarding the provisioning of conference bridge services. Motions for extension of time have been agreed to by both parties as they continue to negotiate acceptable terms regarding this traffic. Breda may have to initiate, and is seriously considering taking collection action through legal means to receive payment for some of the conference bridge network access revenue services. The second main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. This source of miscellaneous revenue remained consistent when comparing the two three-month periods. The remaining decrease in miscellaneous revenues when comparing the three-month period ended June 30, 2008 to the three-month period ended June 30, 2007 resulted from a $9,640 decrease in tandem switching revenue from unrelated neighboring telephone companies. BTC, Inc. provided switching services to neighboring telephone companies from July 2006 through August 2007. Because of industry requirements, BTC, Inc. was no longer able to provide this service to anyone other than its own exchanges after September 1, 2007. There is no comparable revenue for these switching services during the three month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007.

Broadcast Services – ($7,088)

Broadcast services decreased $7,088, or 4.0%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Breda has consolidated Tele-Services’ cable TV communities where feasible in order to reduce operating costs through consolidation of equipment and maintenance costs. Tele-Services continues to face declining population bases in the small rural communities served by Tele-Services and is actively attempting to sell all of its cable TV systems except those with combined head ends that are provisioned out of its local telephone service communities. Breda plans to discontinue operations in the small rural communities that it is not able to sell, or which are not provisioned out of one of its local telephone service communities. Breda has already taken the necessary notification and regulatory steps to discontinue cable TV services in Bayard, Iowa on July 1, 2008, in Lohrville, Iowa on August 1, 2008, and in Thurman, Iowa on September 1, 2008.

Internet Services – $13,593

Internet services revenue increased $13,593, or 8.3%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Breda has seen a decrease of 42.4% in its dial-up customer base and a 76.1% increase in its high-speed Internet customer base when comparing the two three-month periods. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. In May 2007, Breda consolidated its high speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the three-month period ended June 30, 2008. Also, with the advent of newer technologies that could expand the range for high-speed Internet services from Breda’s central office, Breda is offering newer longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda was able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing a great distance from central office. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. Breda began to market a high-speed wireless Internet service in the first quarter of 2008, which has received great acceptance in some of the rural areas that Breda had been unable to reach with their high speed Internet service. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended June 30, 2008, compared to the same period in 2007.

	Three Months Ended June 30,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$793,620	$780,362	$13,258	1.7%
Plant nonspecific operations	90,250	98,802	(8,552)	-8.7%
Cost of long distance	66,629	42,011	24,618	58.6%
Cost of cellular	319,267	298,975	20,292	6.8%
Cost of internet	115,072	139,359	(24,287)	-17.4%
Cost of programming	113,531	109,124	4,407	4.0%

Total cost of services	$1,498,369	$1,468,633	$29,736	2.0%

Depreciation and amortization	$254,758	$251,984	$2,774	1.1%

Selling, general and administrative
Customer operations	$230,535	$199,750	$30,785	15.4%
Corporate operations	266,913	279,705	(12,792)	-4.6%
General taxes	53,898	45,118	8,780	19.5%

Total selling, general and administrative	$551,346	$524,573	$26,773	5.1%

	$2,304,473	$2,245,190	$59,283	2.6%

Cost of Services - $29,736

Cost of services increased $29,736, or 2.0%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. There was a $355 increase in costs incurred for the provisioning of the conference bridge services for the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007, and is a direct correlation to the increased revenue generated from conference bridge services. All other plant specific and plant non-specific costs increased $4,351 when comparing the two three-month periods and resulted mainly from a decrease in outside plant maintenance and repairs, decreases in fiber lease expense, decreases in circuit equipment expense and increased labor and benefit expense. Breda is presently replacing some of its aged switches with soft switches and those costs will be capitalized. Cellular provisioning costs for the purchase of phones and accessories increased by 6.8%, or $20,292, for the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. Overall Internet costs decreased $24,287, or 17.4%, during the three-month period ending June 30, 2008, when compared to the three-month period June 30, 2007. With the conversion of dial-up customers to Breda’s high-speed Internet services, Breda no longer has the magnitude of long distance charges and local telephone provisioning services costs especially for its customers in its southern Iowa telephone exchanges. Breda has also been able to provision its high speed Internet services over more cost effective network connections.

Breda’s cost to provide long distance service increased $24,618, or 58.6% for the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. Breda had a 3.4% increase in customers subscribing to Breda’s long distance services for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $4,407, or 4.0%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $2,774

Depreciation and amortization expense increased $2,774, or 1.1%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Breda had significant capital investments in outside plant equipment and in new financial and provisioning software during 2007. The depreciation on these items is now showing in the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Breda did not see a huge change in its depreciation expense when comparing the two three-month period because a significant amount of its assets are becoming depreciated in full which offsets the depreciation for new assets being placed in service.

Selling, General and Administration – $26,773

Selling, general and administration expenses increased $26,773, or 5.1%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Customer operations increased $30,785, or 15.4%, for the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007, and mainly resulted from increased labor and benefit costs for the three-month period ended June 30, 2008. Corporate operations decreased $12,792, or 4.6%, when comparing the three-month periods and the decrease was mainly attributable to decreased consulting fees for the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. There was a decrease in legal and consulting fees during the three-month period ended June 30, 2008, because Breda had incurred fees and costs to participate in the AWS auction in early 2007, and for which, there is no corresponding fees in the three-month period ended June 30, 2008. Property tax expense increased $8,780, or 19.5%, when comparing the three-month period ended June 30, 2008 to the three-month period ended June 30, 2007.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended June 30, 2008, compared to the same period in 2007.

	Three Months Ended June 30,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$127,298	$139,525	$(12,227)	-8.8%
Gain or (Loss) on sale of investments	9,102	(16,813)	25,915	154.1%
Gain on disposal of assets	—	8,163	(8,163)	100.0%
Interest expense	(20,092)	(23,375)	3,283	-14.0%
Income from equity investments	283,478	397,297	(113,819)	-28.6%
Other, net	(2,164)	(3,093)	929	-30.0%

	$397,622	$501,704	$(104,082)	-20.7%

Interest and Dividend Income. Interest and dividend income decreased $12,227, or 8.8%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. Breda sold $1,281,931 of its marketable securities during the three-month period ended June 30, 2008, to fund its $1,377,673 of capital improvements. The decrease in marketable security investments and a decrease in interest rates caused the decrease in Breda’s interest and dividend income for the three-month period ended June 30, 2008 when compared to the same three-month period in 2007.

Gain (Loss) on sale of investments. Both the $9,102 gain on sale of investments for the three-month period ended June 30, 2008, and the $16,813 loss on sale of investments for the three-month period ended June 30, 2007, represent the loss on the redemption of temporary investments.

Gain on disposal of assets. Breda had no gain or loss on the disposal of assets for the three-month period ended June 30, 2008. The $8,163 gain for the three-month period ended June 30, 2007 resulted from the sale of service vehicles.

Interest Expense. The $3,283, or 14.0%, decrease in interest expense for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $113,819, or 28.6%, for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the three-month period ended June 30, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa; and in Bug Tussel, LLC, a wireless cell site provider; and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.

Other, Net. The $929 increase in other net income for the three-month period ended June 30, 2008, when compared to the three-month period ended June 30, 2007, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $121,545, or 46.7%, for the three-month period ended June 30, 2008, when compared to the same period in 2007. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate for the three-month period ended June 30, 2008 is 37.6%, compared to a 35.1% tax rate for the same three-month period in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $151,972, or 31.5%, for the three-month period ended June 30, 2008, when compared to the same period in 2007, and was mainly attributable to a increase in income from operations.

Six Months Ended June 30, 2008 and 2007

The table below sets forth the components of Breda’s revenues for the six months ended June 30, 2008, compared to the same period in 2007.

	Six Months Ended June 30,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$469,237	$457,350	$11,887	2.6%
Network access services	5,046,305	2,747,369	2,298,936	83.7%
Long distance services	142,502	140,539	1,963	1.4%
Cellular services	755,998	754,498	1,500	0.2%
Billing and collection services	7,453	6,444	1,009	15.7%
Miscellaneous	(1,220,104)	99,379	(1,319,483)	-1,327.7%

	$5,201,391	$4,205,579	$995,812	23.7%

Broadcast Services	$342,572	$356,986	$(14,414)	-4.0%

Internet services	$353,094	$320,225	$32,869	10.3%

	$5,897,057	$4,882,790	$1,014,267	20.8%

There was an increase in total operating revenues for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007, of $1,014,267, or 20.8%.

Local Exchange Carrier Services - $995,812

Local exchange carrier services revenues accounted for 88.2% of all operating revenues in the six-month period ended June 30, 2008. There was a $995,812, or 23.7%, increase in local exchange carrier services revenues for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007.

Local network services revenues increased $11,887, or 2.6%, for the six months ended June 30, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa. Breda’s long distance services revenue increased $1,963, or 1.4%, for the six months ended June 30, 2008, as compared to the six-month period ended June 30, 2007. Breda has seen a 3.4% increase in its long distance customer base when comparing the two periods, and the increase has offset a general decrease in the average minutes used by each customer on a monthly basis. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.

Network access services increased $2,298,936, or 83.7%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda’s access revenue has also increased because, as noted previously, BTC, Inc.’s switch in its Carroll, Iowa location, allows BTC, Inc. to receive tandem switching payments for consolidating and switching its traffic from six of Breda’s own seven telephone exchanges. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $1,500, or .2%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Breda’s new cellular customer activations decreased and its returning customer base contracts increased during the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. U.S. Cellular marketed aggressive promotions for the second quarter of 2008, and Breda saw its customer service statistics increase during the months March through June 2008 from these promotions. U.S. Cellular also now allows customers to enter into new contracts when their present contracts are 18 months old instead of the previous 20-month time frame. Breda receives less revenue from commissions on retention contracts than from new customer activations.

Billing and collection services increased $1,009, or 15.7%, during the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007. This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda then receives a small fee for performing these billing services for the carriers. Miscellaneous revenues decreased $1,319,483, or 1,327.7%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. The decrease is mainly attributable to a $1,310,604 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue during the six-month period ended June 30, 2008. This allowance is Breda’s estimate of access charges that may not be collected from its conference bridge services if a settlement is reached with some of the major carriers who believe they should pay reduced rates based on the volume of conference bridge minutes instead of paying BTC, Inc.’s normal tariffed access rate on these minutes. Verizon filed a suit with the Iowa Utilities Board on May 29, 2008, against BTC, Inc. and two other CLEC’s regarding the provisioning of conference bridge services. Motions for extension of time have been agreed to by both parties as they continue to negotiate acceptable terms regarding this traffic. Breda may have to initiate, and is seriously considering taking collection action through legal means to receive payment for some of the conference bridge network access revenue services. The second main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. This source of miscellaneous revenue remained consistent when comparing the two six-month periods. The remaining decrease in miscellaneous revenues when comparing the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007 resulted from a $9,640 decrease in tandem switching revenue from unrelated neighboring telephone companies. BTC, Inc. provided switching services to neighboring telephone companies from July 2006 through August 2007. Because of industry requirements, BTC, Inc. was no longer able to provide this service to anyone other than its own exchanges after September 1, 2007. There is no comparable revenue for these switching services during the three month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007.

Broadcast Services – ($14,414)

Broadcast services decreased $14,414, or 4.0%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now also able to include local channels in their package offerings. Breda has consolidated Tele-Services’ cable TV communities where feasible in order to reduce operating costs through consolidation of equipment and maintenance costs. Tele-Services continues to face declining population bases in the small rural communities served by Tele-Services and is actively attempting to sell all of its cable TV systems except those with combined head ends that are provisioned out of its local telephone service communities. Breda plans to discontinue operations in the small rural communities that it is not able to sell, or which are not provisioned out of one of its local telephone service communities. Breda has already taken the necessary notification and regulatory steps to discontinue cable TV services in Bayard, Iowa on July 1, 2008, in Lohrville, Iowa on August 1, 2008, and in Thurman, Iowa on September 1, 2008.

Internet Services – $32,869

Internet services revenue increased $32,869, or 10.3%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Breda has seen a decrease of 36.2% in its dial-up customer base and a 60.9% increase in its high-speed Internet customer base when comparing the two six-month periods. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. In May 2007, Breda consolidated its high speed Internet offering into two price and bandwidth options which has met with great customer acceptance and increased Breda’s customer base for the six-month period ended June 30, 2008. Also, with the advent of newer technologies that can expand the range for high-speed Internet services from Breda’s central office, Breda is offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda was able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing a great distance from central office. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. Breda began to market a high-speed wireless Internet service in the first quarter of 2008, which has received great acceptance in some of the rural areas that Breda had been unable to reach with their high speed Internet service. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the six months ended June 30, 2008, compared to the same period in 2007.

	Six Months Ended June 30,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$1,464,915	$1,213,181	$251,734	20.7%
Plant nonspecific operations	177,272	173,782	3,490	2.0%
Cost of long distance	119,695	97,806	21,889	22.4%
Cost of cellular	605,113	588,556	16,557	2.8%
Cost of internet	225,687	331,383	(105,696)	-31.9%
Cost of programming	229,952	215,702	14,250	6.6%

Total cost of services	$2,822,634	$2,620,410	$202,224	7.7%

Depreciation and amortization	$506,699	$486,410	$20,289	4.2%

Selling, general and administrative
Customer operations	$453,942	$416,319	$37,623	9.0%
Corporate operations	656,009	640,710	15,299	2.4%
General taxes	108,080	92,350	15,730	17.0%

Total selling, general and administrative	$1,218,031	$1,149,379	$68,652	6.0%

	$4,547,364	$4,256,199	$291,165	6.8%

Cost of Services - $202,224

Cost of services increased $202,224, or 7.7%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. There was a $270,493 increase in costs incurred for the provisioning of the conference bridge services for the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007, and is a direct correlation to the increased revenue generated from conference bridge services. All other plant specific and plant non-specific costs decreased $15,269 when comparing the two six-month periods and resulted mainly from a decrease in outside plant maintenance and repairs, decreases in fiber lease expense, decreases in circuit equipment expense and decreases in overtime labor and benefits. Breda is presently replacing some of its aged switches with soft switches and those costs will be capitalized. Cellular provisioning costs including the purchase of phones and accessories increased by 2.8%, or $16,557, for the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007. Overall Internet costs decreased $105,696, or 31.9%, during the six-month period ending June 30, 2008, when compared to the six-month period June 30, 2007. With the conversion of dial-up customers to Breda’s high-speed Internet services, Breda no longer has the magnitude of long distance charges and local telephone provisioning services costs especially for its customers in its southern Iowa telephone exchanges. Breda has also been able to provision its high speed Internet services over more cost effective network connections.

Breda’s cost to provide long distance service increased $21,889, or 22.4%, for the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007. Breda had a 3.4% increase in customers subscribing to Breda’s long distance services for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $14,250, or 6.6%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization – $20,289

Depreciation and amortization expense increased $20,289, or 4.2%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Breda had significant capital investments in outside plant equipment and in new financial and provisioning software during 2007. The depreciation on these items is now showing in the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007.

Selling, General and Administration – $68,652

Selling, general and administration expenses increased $68,652, or 6.0%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Customer operations increased $37,623, or 9.0%, for the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007, and mainly resulted from increased labor and benefit costs for the six-month period ended June 30, 2008. Corporate operations increased $15,299, or 2.4%, when comparing the six-month periods and the increase was mainly attributable to increased computer and information technology maintenance fees for the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007. Property tax expense increased $15,730, or 17.0%, when comparing the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007 and was the result of new appraisals and valuations undertaken by most all of Iowa’s counties, which caused higher appraised property values or new methods of tax rate computation causing an overall increase in property tax rates.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the six-month period ended June 30, 2008, compared to the same period in 2007.

	Six Months Ended June 30,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$292,734	$283,697	$9,037	3.2%
Gain or (Loss) on sale of investments	4,801	(21,608)	26,409	-122.2%
Gain on disposal of assets	8,985	9,963	(978)	9.8%
Interest expense	(41,028)	(47,536)	6,508	-13.7%
Income from equity investments	517,153	813,812	(296,659)	-36.5%
Other, net	(12,036)	(15,032)	2,996	-19.9%

	$770,609	$1,023,296	$(252,687)	-24.7%

Interest and Dividend Income. Interest and dividend income increased $9,037, or 3.2%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. Breda sold $1,653,598 of its marketable securities during the six-month period ended June 30, 2008, to fund its $1,657,187 of capital improvements. The decrease in marketable security investments and a decrease in interest rates caused some decrease in Breda’s interest and dividend income for the six-month period ended June 30, 2008 when compared to the same six-month period in 2007. The net overall increase in interest and dividend income resulted from a $17,899 extraordinary dividend payout from Westside Telephone and Prairie Telephone’s investments in Iowa Network Services in the first quarter of 2008. Breda’s interest income also increased approximately $21,000 for the six-month period ended June 30, 2008 from accrued interest on the promissory note to Spiralight Network, LLC, and for which there is no corresponding entry for the six-month period ended June 30, 2007.

Gain (Loss) on sale of investments. Both the $4,801 gain on sale of investments for the six-month period ended June 30, 2008, and the $21,608 loss on sale of investments for the six-month period ended June 30, 2007, represent the loss on the redemption of temporary investments.

Gain on disposal of assets. The $8,985 gain on disposal of assets for the six-month period ended June 30, 2008 and the $9,963 gain on disposal of assets for the six-month period ended June 30, 2007 resulted from the sale of service vehicles.

Interest Expense. The $6,508, or 13.7%, decrease in interest expense for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. There has been no change in interest rate and no additional loan amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $296,659, or 36.5%, for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the six-month period ended June 30, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa; and in Bug Tussel, LLC, a wireless cell site provider; and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois. Two of the non-cellular investments are still considered start-up operations and are experiencing negative income from the capitalization of their networks.

Other, Net. The $2,996 increase in other net income for the six-month period ended June 30, 2008, when compared to the six-month period ended June 30, 2007, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $230,810, or 39.9%, for the six-month period ended June 30, 2008, when compared to the same period in 2007. The increase is a direct reflection of the increased income generated from operations and other income sources. The effective tax rate for the six-month period ended June 30, 2008 is 38.2%, compared to a 35.1% tax rate for the same six-month period in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $239,605, or 22.4%, for the six-month period ended June 30, 2008, when compared to the same period in 2007, and was mainly attributable to a increase in income from operations.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the six months ended June 30, 2008 and June 30, 2007, cash provided by operating activities was $834,913 and $1,597,400 respectively.

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

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of June 30, 2008, and December 31, 2007.

	As of

	June 30, 2008	December 31, 2007

Short-Term Liquidity
Current Assets	$6,212,173	$4,342,424
Current Liabilities	2,425,815	1,544,835

Net Working Capital	$3,786,358	$2,797,589

Cash and Cash Equivalents	$614,920	$1,104,327
Short Term Marketable Securities	$491,070	$480,311
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $1,869,749, or 43.1%%, for the six-month period ended June 30, 2008, when compared to the year ended December 31, 2007. The net increase was due mainly to the $478,648 decrease in cash, cash equivalents, and marketable securities, and the $2,011,037 increase in accounts receivable, which was due to unpaid conference bridge network access services. As discussed previously, interexchange carriers such as Verizon, Sprint and AT&T are refusing to pay for these services. Breda’s inventory increased $70,401, its deferred income taxes increased $164,620, and its other current assets increased $91,866. $90,000 of the other current assets is money held for the purchase of a partner’s one-third interest in a wireless partnership. The transaction is awaiting FCC approval for the transfer of PCS licenses.

At June 30, 2008, and at December 31, 2007, Breda held a $254,383 note receivable from Jaguar Communications, Inc. earning interest at the rate of 4.81%, and which was acquired with Prairie Telephone’s sale of its interest in Desktop Media, LLC in September 2007. Breda also holds a $480,000 promissory note to its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. These notes account for the increase in interest receivable when comparing the two six-month periods.

Current liabilities increased $880,980, or 57.0%, for the six-month period ended June 30, 2008, when compared to the year ended December 31, 2007. Accounts payable increased $808,680, or 95.1%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of June 30, 2008 for the provisioning of conference bridge services, as compared to the amounts incurred for those services as of December 31, 2007. Other increased accounts payable resulted from construction projects and associated consulting fees. Accrued taxes increased $17,814, or 4.6%, for the six-month period ended June 30, 2008, when compared to the year ended December 31, 2007. The increase is attributable to an increase in the provision for income taxes for the first quarter of 2008. There was also an increase in other accrued liabilities of $48,193, which represents accrued payroll and associated benefits for the six-month period ended June 30, 2008, when compared with the year ended December 31, 2007.

The following table summarizes Breda’s sources and uses of cash for the three months ended June 30, 2008 and 2007.

	For the Six Months Ended June 30,

	2008	2007

Net Cash Provided (Used)
Operating Activities	$834,913	$1,597,400
Investing Activities	(946,359)	(541,314)
Financing Activities	(377,961)	(303,527)

For the six months ended June 30, 2008 and June 30, 2007, cash provided by operating activities was $834,913 and $1,597,400, respectively.

Cash used in investing activities was $946,359 for the six-months ended June 30, 2008. Cash used for investing activities was $541,314 for the six-month period ended June 30, 2007. There was a decrease in cash used to purchase marketable securities of $473,391 for the six-month period ended June 30, 2008, when compared to the same period in 2007, but there was a $550,588 increase in the purchase of equity investments during the six-month period ended June 30, 2008. Breda invested in a company with three other partner ILECs to purchase available telephone companies. As noted in this filing, the new company purchased Swisher Telephone Company in May 2008. There was an increase in cash used for capital expenditures of $1,323,448, as well as an increase in proceeds from the redemption of marketable securities of $1,055,282, for the six-month period ended June 30, 2008, when compared to the same period in 2007.

Cash used in financing activities was $377,961 for the six-month period ended June 30, 2008, and $303,527 for the six-month period ended June 30, 2007. Cash used to repay Rural Telephone Finance Cooperative long-term debt was $92,308 and $86,415 respectively. Cash used during the six-month period ended June 30, 2008 to redeem eighty-five shares of Breda Telephone Corp. common stock was $38,845. Cash used to pay dividends to shareholders during the six-month periods ended June 30, 2008 and June 30, 2007 were $246,808 and $217,112, respectively. Dividends paid were $8 per share in 2008 and $7 per share in 2007.

Long Term Debt

As of June 30, 2008, Breda had $852,894 of long-term debt with the Rural Telephone Finance Cooperative. This debt carries a fixed rate of interest of 7.35%. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2008, capital expenditures were $1,657,187.

Breda’s contractual obligations as of June 30, 2008 are:

2008	$194,003
2009	207,230
2010	221,358
2011	236,449
2012 and After	187,857

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

Other Activities and Issues

Recent Accounting Pronouncement

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on our financial position, results of operations or cash flows.

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

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on intercarrier compensation plans which are now before the FCC. One plan before the FCC is the Missoula Plan, which is a set of proposals put together by a coalition of telecom companies, including the Rural Alliance. The Missoula Plan grew out of a set of proposals to counter the big carriers and the original FCC plan to use “bill and keep” for intercarrier compensation. Bill and keep would have meant that a company such as Breda would bill its own customers and get no payments from any other carrier, such as AT&T or MCI, for the use of its networks to carry toll traffic.

While various industry organizations have compiled and submitted data since 2005 and the FCC continues to solicit comments, the complexity of the issue has resulted in no final plan being adopted. In January 2007, the supporters of the Missoula Plan filed an amendment intended to target new federal support to states that have already reduced intrastate access rates and the highest end-user rates.

Breda believes that changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the Iowa Utilities Board regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. While various industry organizations have compiled data and worked on this issue since 2003, no final plan had been adopted on a statewide level. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

The Iowa Utilities Board conducted a hearing on the ITA Intrastate Access Tariff on April 1 and 2, 2008. Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff from present levels down to the NECA interstate levels. Specifically, the interexchange carriers requested that the IUB eliminate the 1.5-cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge. The total requested reduction would be 6.4 cents on each intrastate minute. The parties involved in the hearing had until April 25, 2008 to file post-hearing briefs. The IUB issued a final order on May 30, 2008 where it directed the ITA to within 30 days, remove the 1.5 cent transport interconnection rate element and to lower the local switching rate element to 2.4435 cents per minute to mirror the NECA interstate tariff rate. The IUB also stated that it would open a rule making to determine whether to eliminate the 3-cent common carrier line charge. All telephone companies such as Breda concurring in the ITA intrastate tariff would be required by June 29, 2008, to reduce their intrastate access charges by 3.5 cents.

The IUB did note that it was sensitive to the potential revenue losses that some independent local exchange carriers would experience from this action. On June 19, 2008, the ITA filed an Application for Rehearing or Reconsideration and for Stay of Order Pending Application with the IUB in the intrastate tariff docket. ITA submitted data to show that of 136 companies studied who concur in the ITA Tariff, the total revenue loss from the IUB’s Order would exceed $14 million per year. ITA also submitted data that showed an average rate increase of over $5.65 per line per month would be necessary to recoup this revenue loss. Their data also showed that this order would have a significant impact on rural carrier investments and would cause a significant drain of resources out of rural Iowa. Breda’s independent analysis showed that Breda’s average rate increase to offset the projected revenue shortfall would average $5.69 per line per month. However, some of its individual ILEC would be over $8 per month to offset the projected revenue shortfall. Breda determined that its intrastate access revenue shortfall if the IUB Order were to be implemented could exceed $221,450 per year.

The ITA asked the IUB to enter a stay that delayed the effective date of the June 29th deadline for ITA to reduce its intrastate access rates while the IUB considers the economic impact of its Order. The ITA also requested the IUB open an investigation docket or a rulemaking docket to consider reasonable approaches to the determination of Iowa intrastate access rates; establish a three-year phase-in period for implementation of the 1/3 reduction in the intrastate access charges; and delay implementation of the Order for 90 days. On June 27, 2008, the IUB granted ITA’s application for Stay of the May 30, 2008 order on intrastate access, and it also granted the ITA’s Motion for Rehearing to further consider the existing record and the arguments. No further decisions have been received from the IUB as of the date of this filing.

Breda believes that it is extremely likely that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda’s operating income.

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

On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program. Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007. On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs. Therefore the order will become effective on August 1, 2008. Breda supports this action of the FCC.

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

During the nine-month period from July 1, 2007 through June 30, 2008, Breda and its subsidiaries experienced an overall increase in average monthly settlement revenue mainly due to the increase in interstate access rate payments for the individual elements making up the interstate access rate that also became effective on July 1, 2007.

On June 16, 2008, the National Exchange Carrier Association filed changes to Interstate Tariff #5. In that tariff filing, NECA proposed an average increase of 4.6% for its traffic sensitive switched access rates, and an average increase of .2% for its special access rates with an effective date of July 1, 2008. AT&T and Verizon asked the FCC to suspend and investigate NECA’s tariff filing, but the FCC rejected this request on June 30, 2008, and the interstate tariff went into effect July 1, 2008.

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

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers until January 2008. However, beginning in May 2007, and continuing through to January 2008, BTC, Inc. began to receive dispute notifications from the various major interexchange carriers disputing the volume of minutes and disputing interstate and intrastate switched access charges billed by BTC, Inc. to them. BTC, Inc. had contacted legal counsel for assistance in its collection actions against Verizon Business, Sprint, AT&T and Qwest. In addition to working with legal and industry consultants on collection actions, BTC, Inc. was also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

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

On May 29, 2008, Verizon filed a complaint with the Iowa Utilities Board against BTC, Inc. alleging violations of the terms, conditions, and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. Breda’s legal counsel is in discussions with Verizon and the case has been granted a joint motion for extension of time as these discussions are taking place.

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

The Deficit Reduction Omnibus Reconciliation Act of 2005 includes the digital television transition legislation. The Act establishes February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum. The Act also includes up to $1.5 billion to subsidize set-top box purchases, and $1 billion for public safety interoperability. All of Tele-Services’ cable service systems are analog systems so for any channels presently transmitted digitally and when the remaining channels are transmitted digitally by February 17, 2009, Tele-Services must have new antennas and receivers to receive the digital channel signals. Tele-Services will have to convert those signals back to an analog signal before sending the signals out to its customers over its analog system. Tele-Services is working to obtain cost estimates to determine its options and to formulate a business plan in order to meet the February 17, 2009 deadline. Tele-Services, Ltd. is actively seeking buyers for eleven of its eighteen cable TV systems that do not have combined head ends associated with Breda’s independent telephone exchange communities. Tele-Services has also begun discontinuing its cable TV service in communities that it has not sold. Tele-Services discontinued service in its Bayard, Iowa community on July 1, 2008, its Lohrville, Iowa community on August 1, 2008, and will discontinue its cable TV service in Thurman, Iowa location on August 1, 2008.

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

As of December 31, 2007, Breda was a 33.33% owner of Carroll County Wireless, L.L.C. As of the date of this filing, Breda is exercising its right of first refusal to purchase the 33.33% interest of one of the partners in Carroll County Wireless, L.L.C. Carroll County Wireless, L.L.C. and the other 33.33% partner have already signed a consent and waiver to the purchase of the additional 33.33% interest in Carroll Co. Wireless, L.L.C. by Breda Telephone Corp. This transaction is not material to Breda’s operations but Breda’s 66.66% interest will require that the operations of this asset be reported on a consolidated basis with Breda’s other subsidiaries. As of the date of this filing, Breda is awaiting FCC approval for the consummation of this transaction.

On January 7, 2008, Breda Telephone Corp. became a founding member with a 25% interest in an entity called Telephone Acquisition Company, L.L.C. This limited liability corporation was formed to acquire and operate a telecommunication company. On May 19, 2008, the Telephone Acquisition Company, L.L.C., purchased all of the stock of Swisher Telephone Company in Swisher, Iowa. This transaction was not material to Breda’s operations. On July 7, 2008, the Telephone Acquisition Company, L.L.C. received a signed Purchase Agreement from South Slope Cooperative Telephone Co. for the purchase of Swisher Telephone Company. South Slope is a neighboring telephone company to Swisher Telephone Company with plans to overbuild the Swisher Telephone Company exchange area with fiber to the home.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended. Breda believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No change in Breda’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 29, 2008, Verizon filed a complaint with the Iowa Utilities Board (“IUB”) against BTC, Inc. alleging violations of the terms, conditions and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. BTC, Inc. was one of three competitive local exchange carriers named in this proceeding. Verizon alleges that the named defendants are engaged in traffic pumping schemes with their conference bridging services; are assessing fraudulent charges for traffic terminated to sham customers; and, in the case of the other two defendants, are fraudulently increasing the transport charges assessed on long distance telephone companies.

Verizon asks the IUB to stop the alleged traffic pumping by ruling that interexchange carriers like Verizon do not have to pay charges for this traffic; giving notice to the defendants that continuing this service will result in the imposition of civil penalties; revoking the defendants’ certificate of public convenience which allows them to provide telecommunication services; and, as an interim measure, allow Verizon to discontinue delivery of interexchange traffic to defendants’ partners in providing the service.

BTC, Inc. denies the allegations contained in the compliant and intends to mount a vigorous defense in this proceeding. BTC, Inc. has not filed any responsive pleadings in the proceeding, as the parties have mutually requested, and been granted by the IUB, extensions of time to explore settlement opportunities.

As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its subsidiaries or any of their respective property.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of April 1, 2008 through June 30, 2008.

Breda did not purchase any shares of its common stock from its shareholders, either pursuant to the redemption right or the right of first refusal (contained in its Articles of Restatement) or otherwise, during the period of April 1, 2008 through June 30, 2008. Breda does not have any publicly announced plans or programs with respect to purchase of its common stock.

There were fourteen separate transfers of shares of Breda’s common stock during the period of April 1, 2008 through June 30, 2008 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. Those transactions are summarized in the following numbered paragraphs:

1.	Two hundred twelve shares were transferred equally to four individuals.

2.	Two shares were transferred from one spouse to another.

3.	Three shares were transferred from one spouse to another.

4.	Two shares were sold for $509 per share.

5.	Two shares were sold for $509 per share.

6.	Two shares were sold for $509 per share.

7.	Fifteen shares were sold for $510 per share.

8.	Thirty shares for sold for $1 per share.

9.	Eight shares were transferred equally to four individuals.

10.	Two hundred twelve shares were transferred to the shareholder’s son.

11.	Twelve shares were sold for $509 per share.

12.	Thirty eight shares were sold for $509 per share.

13.	Two shares were sold for $509 per share.

14.	Two shares were sold for $509 per share.

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Breda or any of its subsidiaries exceeding 5% of the total assets of Breda and its consolidated subsidiaries.

No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of preferred stock of Breda or any of its subsidiaries which is registered or which ranks prior to any class of registered common stock of Breda.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Breda was held on May 22, 2008. The only matters voted upon by the shareholders at the annual meeting were the election of two directors for Breda and the ratification of the appointment of Breda’s auditor for the year 2008.

Breda has seven directors, who are divided into three classes based upon the length of their term. Each director is elected to a three year term and until his or her successor is elected or until his or her death, resignation or removal. The terms of office of the directors are staggered, so that three of the directors’ terms expire in one year, two expire the next year, and two expire the following year.

The two directors whose term expired at the annual meeting were Dave Grabner and Daniel Nieland.

Any number of shareholders present in person or represented by proxy or ballot constitutes a quorum for purposes of meetings of the shareholders of Breda, and the directors of Breda are elected by a plurality of the votes cast by the shareholders.

Daniel Nieland and Dean Schettler were the only nominees for the two director positions to be filled at the annual meeting, and they were both elected at the annual meeting to serve as directors of Breda until the annual meeting of the shareholders of Breda which will be held in 2011.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the two nominees for election as a director of Breda was as follows:

Nominee	For	Against or Withheld	Abstentions	Broker Non-Votes

Daniel Nieland	162	—	—	—

Dean Schettler	126	—	—	—

The directors whose term of office continued after the annual meeting of the shareholders were Rick Anthofer, Clifford Neumayer, Robert Buelt, Charles Thatcher and Neil Kanne.

The only other matter voted upon by the shareholders at the annual meeting was the ratification of Keisling Associates, LLP as Breda’s auditor for the year 2008. The matter was approved by the necessary vote of the shareholders, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes regarding this matter was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

149	6	26	—

Item 5.	Other Information.

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

There were no material changes during the period of April 1, 2008 through June 30, 2008 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws		8-K		3.2	4/4/07

10.1	Employment Agreement dated November 13, 2006 with Jane Morlok		10-QSB	9/30/06	10.1	11/14/06

10.2	Employment Agreement dated June 14, 2006 with Steve Frickenstein		10-QSB	6/30/06	10.2	8/11/06

10.3	Employment	10-QSB	6/30/06	10.3	8/11/06
	Agreement dated June
	14, 2006 with Charles
	Deisback

31	Rule 13a-14(a)
	Certifications

	31.1	Certification of	E-1
Chief Executive
Officer

	31.2	Certification of	E-3
Chief Financial
Officer

32	Section 1350
Certifications

	32.1	Certification of	E-5
Chief Executive
Officer

	32.2	Certification of	E-6
Chief Financial
Officer

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

August 14, 2008	By:	/s/ Steve Frickenstein

Name: Steve Frickenstein
Title: Chief Executive Officer

August 14, 2008	By:	/s/ Jane Morlok

Name: Jane Morlok
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended June 30, 2008

Description of Exhibit.	Page

3. Articles of Incorporation and Bylaws

(a)

Articles of Restatement of Breda Telephone Corp. (Filed as Exhibit 3.1 to Breda’s Form 10-QSB for the quarterly period ended June 30, 2007, and filed May 14, 2007, and incorporated herein by this reference.)

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

*Included with this filing.