Form 10-Q
period 2008-09-30
BREDA TELEPHONE CORP
filed 2008-11-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,851 shares of common stock, no par value, at November 1, 2008.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended September 30, 2008 and 2007
And the Year Ended December 31, 2007

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$681,833	$1,104,327
Marketable securities	577,114	480,311
Accounts receivable, net of allowances of $2,598,160 and $676,422 in 2008 and 2007, respectively	4,351,460	1,740,266
Interest receivable	116,198	98,013
Notes receivable	480,000	734,383
Inventory, at average cost	282,127	152,857
Other	109,725	17,973
Deferred income taxes	291,106	12,319

	6,889,563	4,340,449

OTHER NONCURRENT ASSETS
Marketable securities	5,610,458	7,374,754
Investments in unconsolidated affiliates at equity	8,503,048	7,950,825
Other investments at cost	592,831	611,707
Goodwill	896,812	896,812

	15,603,149	16,834,098

PROPERTY, PLANT AND EQUIPMENT	6,665,591	5,015,302

TOTAL ASSETS	$29,158,303	$26,189,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$197,228	$187,710
Accounts payable	1,818,730	850,431
Accrued taxes	320,726	390,660
Other	151,170	116,034

	2,487,854	1,544,835

LONG-TERM DEBT, less current portion	802,361	951,495

OTHER NONCURRENT LIABILITIES	1,507,354	1,211,632

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 28,231 and 28,923 shares issued and outstanding at $509 and $457 stated values, respectively	14,369,579	13,217,811
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,620 and 2,013 shares issued and outstanding at $509 and $457 stated values, respectively	1,333,580	919,941
Retained earnings	8,657,575	8,344,135

	24,360,734	22,481,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,158,303	$26,189,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months Ended		For the Nine Months Ended
	2008	2007	2008	2007

OPERATING REVENUES	$2,766,499	$2,832,096	$8,663,557	$7,714,886

OPERATING EXPENSES
Cost of services	1,342,139	1,354,334	4,164,773	3,974,743
Depreciation and amortization	241,835	262,748	748,534	749,157
Selling, general, and administrative	561,439	496,864	1,779,470	1,646,243

	2,145,413	2,113,946	6,692,777	6,370,143

OPERATING INCOME	621,086	718,150	1,970,780	1,344,743

OTHER INCOME (EXPENSES)
Interest and dividend income	70,442	93,137	363,176	376,834
Gain or (Loss) on sale of investments	(500)	89,166	4,301	67,558
Gain on disposal of assets	(3,274)	7,515	5,711	17,478
Interest expense	(18,689)	(22,574)	(59,717)	(70,110)
Income from equity investments	534,325	584,598	1,051,478	1,398,410
Other, net	(23,366)	(23,749)	(35,402)	(38,782)

	558,938	728,093	1,329,547	1,751,388

INCOME BEFORE INCOME TAXES	1,180,024	1,446,243	3,300,327	3,096,131

INCOME TAXES	325,999	538,798	1,135,827	1,117,816

NET INCOME	$854,025	$907,445	$2,164,500	$1,978,315

NET INCOME PER COMMON SHARE	$27.68	$29.26	$70.14	$63.78

DIVIDENDS PER COMMON SHARE	$—	$—	$8.00	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock, A and B Class		Retained Earnings

	Shares	Amount		Total

Balance at December 31, 2006	31,016	$12,220,304	$8,036,925	$20,257,229

Comprehensive income:
Net Income			2,478,330	2,478,330

Dividends paid			(217,112)	(217,112)

Common stock redeemed, net	(80)	(36,560)		(36,560)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at December 31, 2007	30,936	14,137,752	8,344,135	22,481,887

Comprehensive income:
Net Income			2,164,500	2,164,500

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at September 30, 2008	30,851	$15,703,159	$8,657,575	$24,360,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,164,500	$1,978,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	748,534	749,157
Deferred income taxes	16,935	129,421
Amortization of investment premium/discount - net	34,029	31,167
Equity income in unconsolidated affiliates, net of distributions received of $1,219,255 and $1,007,361 in 2008 and 2007, respectively	167,777	(391,049)
(Gain) or loss on disposal of property	(5,711)	(17,478)
(Gain) or loss on sale of marketable securities	(4,301)	29,542
Gain on sale of equity investments	—	(97,100)
Changes in assets and liabilities:
Increase in assets	(2,850,401)	(714,545)
Increase in liabilities	871,268	591,134

Net cash provided by operating activities	1,142,630	2,288,564

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,339,864)	(708,714)
Proceeds from the sale of assets	8,985	18,385
Purchase of marketable securities	(309,819)	(1,552,612)
Purchase of equity investments	(720,000)	(169,412)
Purchase of other investments - at cost	(9,077)	(2,094)
Proceeds from the sale of marketable securities	1,947,584	1,164,578
Proceeds from the sale of equity investments	—	63,000
Proceeds from the sale of other investments - at cost	27,953	15,902
Proceeds from receipt of principal on note receivable	254,383	—

Net cash used in investing activities	(1,139,855)	(1,170,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(139,616)	(130,704)
Common stock redeemed, net	(38,845)	—
Dividends paid	(246,808)	(217,112)

Net cash used in financing activities	$(425,269)	$(347,816)

Net Increase (Decrease) in Cash and Cash Equivalents	$(422,494)	$769,781

Cash and Cash Equivalents at Beginning of Period	1,104,327	777,708

Cash and Cash Equivalents at End of Period	$681,833	$1,547,489

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$59,717	$70,110
Income taxes	$625,098	$980,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2008 and 2007.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements. The results of operations for the three and nine month period ended September 30, 2008 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentations.

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $62,233 and $1,000 during the nine months ended September 30, 2008 and September 30, 2007, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2008 and September 30, 2007.

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Nine Months Ended September 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$7,625,595	$504,843	$533,119	$8,663,557
Segment profit (loss)	2,816,732	(152,286)	(499,946)	2,164,500

Nine Months Ended September 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$6,690,241	$535,648	$488,997	$7,714,886
Segment profit (loss)	2,595,986	(158,010)	(459,661)	1,978,315

Three Months Ended September 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,424,203	$162,271	$180,025	$2,766,499
Segment profit (loss)	1,026,506	(50,773)	(121,708)	854,025

Three Months Ended September 30, 2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,495,467	$178,662	$157,967	$2,832,096
Segment profit (loss)	1,152,030	(54,812)	(189,773)	907,445

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2008 and 2007 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2008 and 2007 were 30,851 and 31,016, and 30,861 and 31,016, respectively.

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

Cautionary Statement on Forward Looking Statements and Industry and Market Data

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward-looking statements that express Breda’s current beliefs, forecasts, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management’s plans or intentions for the future; competitive position or circumstances; and other forecasts, projections and statements of expectation. Words such as “expects,” “estimates,” “plans,” “anticipates,” “forecasts,” “prospects,” “predicts,” “projects,” “believes,” “seeks,” “should,” “could,” “may,” “contemplates,” “thinks,” “future,” “strategy,” “potential,” “possible,” “intends,” “hopes,” “objectives,” and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements involve and are subject to various material risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guaranties of future results or performance. Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances in existence at the time of the preparation of this quarterly report. Breda disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Breda cannot guarantee Breda’s future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda’s management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Breda’s business strategy is based and the various factors, risks and uncertainties set forth in this quarterly report and in the “Cautionary Statement on Forward Looking

Statements”, “Regulatory Requirements and Oversight” and “Risks” sections of Breda’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Breda may have obtained industry, market, competitive position and other data used in this quarterly report or in Breda’s general business plan from Breda’s own research or internal surveys, studies conducted by other persons and/or from trade or industry associations or general publications and other publicly available information. Breda attempts to utilize third party sources of information which Breda believes to be complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information. Industry publications and surveys and other publicly available sources of information also generally state that they have in turn obtained information from third party sources believed to be reliable, but do not guarantee the accuracy or completeness of any information.

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

Broadcast Services. This segment provides cable television services to customers in a total of fourteen towns in Iowa and one town in Nebraska.

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

•

The effect on Breda’s revenues from decreased customer counts for dial-up Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to consolidate cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services. Breda discontinued its cable TV services in third quarter 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman.

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

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended September 30 2008, and September 30, 2007, respectively:

	Three Months Ended September 30,		% of Total Revenues for the Three Months Ended Ended September 30,

	2008	2007	2008	2007

OPERATING REVENUES
Local exchange carrier services	$2,424,202	$2,484,662	87.6%	87.7%
Broadcast services	162,271	178,663	5.9%	6.3%
Internet services	180,026	168,771	6.5%	6.0%

	$2,766,499	$2,832,096	100.0%	100.0%

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Operating revenues	100%	100%	100%	100%
Cost of services	48%	48%	48%	52%
Depreciation and amortization	9%	9%	9%	10%
Selling, general and administrative	20%	18%	20%	21%

Operating income	23%	25%	23%	17%
Other income (expenses)	20%	26%	15%	23%
Income taxes	12%	19%	13%	14%

Net income	31%	32%	25%	26%

Three Months Ended September 30, 2008 and 2007

The table below sets forth the components of Breda’s revenues for the three months ended September 30, 2008, compared to the same period in 2007.

	Three Months Ended September 30,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$233,945	$228,011	$5,934	2.6%
Network access services	2,222,850	1,710,403	512,447	30.0%
Long distance services	62,646	125,668	(63,022)	-50.1%
Cellular services	469,753	370,999	98,754	26.6%
Billing and collection services	2,614	2,480	134	5.4%
Miscellaneous	(567,606)	47,101	(614,707)	-1,305.1%

	$2,424,202	$2,484,662	$(60,460)	-2.4%

Broadcast Services	$162,271	$178,663	$(16,392)	-9.2%

Internet services	$180,026	$168,771	$11,255	6.7%

	$2,766,499	$2,832,096	$(65,597)	-2.3%

There was a decrease in total operating revenues for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007, of $65,597, or 2.3%.

Local Exchange Carrier Services – ($60,460)

Local exchange carrier services revenues accounted for 87.6% of all operating revenues in the three-month period ended September 30, 2008. There was a $60,460, or 2.4%, decrease in local exchange carrier services revenues for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007.

Local network services revenues increased $5,934, or 2.6%, for the three months ended September 30, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.

Network access services increased $512,447, or 30.0%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Breda’s long distance services revenue decreased $63,022, or 50.1%, for the three months ended September 30, 2008, as compared to the three-month period ended September 30, 2007. Breda has seen a 9.8% increase in its long distance customer base when comparing the two periods, but has only experienced a 2.7% increase in its total long distance minutes. These statistics reflect that the average minutes used by each customer on a monthly basis continues to decrease as more customers rely on their wireless long distance service. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers, but Breda’s overall minutes per customer continues to decline, and more business customers are utilizing special access circuits for their long distance minutes. Special access circuits, or direct circuits, do not access Breda’s network, which means that Breda does not generate access revenue. Breda also has highly discounted per minute rates for its high volume, long distance, business plans in order to remain competitive for long distance services in the industry and its average per minute revenue has decreased approximately 1.8 cents per minute from these discounted pricing programs. All of these factors have led to a decrease in Breda’s revenue even though overall minutes have increased slightly.

Cellular services increased $98,754, or 26.6%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Breda’s retentions, or returning customers that sign up for new contracts and equipment, increased 45% during the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. U.S. Cellular marketed aggressive promotions for the third quarter of 2008, and Breda saw its customer service statistics increase during the months of July through September 2008 from these promotions. U.S. Cellular also now allows customers to enter into new contracts when their present contracts are 18 months old instead of the previous 20-month time frame. Breda receives less revenue from commissions on retention contracts than from new customer activations.

Billing and collection services increased $134, or 5.4%, during the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda receives a small fee for performing these billing services for the carriers.

Miscellaneous revenues decreased $614,707, or 1,305.1%, for the three-month period ended September 30, 2008, when compared to the three-month period ended

September 30, 2007. The decrease is mainly attributable to an additional $605,332 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue during the three-month period ended September 30, 2008. This allowance is Breda’s estimate of access charges that may not be collected from its conference bridge services if a settlement is reached with some of the major carriers who believe they should pay reduced rates based on the volume of conference bridge minutes instead of paying BTC, Inc.’s normal tariffed access rate on these minutes. Verizon filed a suit with the Iowa Utilities Board on May 29, 2008, against BTC, Inc. and two other CLEC’s regarding the provisioning of conference bridge services. BTC, Inc. is proceeding with the defense of that suit and with negotiations towards a possible settlement. Breda is considering taking collection action through legal means to receive payment for some of the conference bridge network access revenue services. The second main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. This source of miscellaneous revenue remained consistent when comparing the two three-month periods. The remaining decrease in miscellaneous revenues when comparing the three-month period ended September 30, 2008 to the three-month period ended September 30, 2007 resulted from a $8,154 decrease in tandem switching revenue from unrelated neighboring telephone companies. BTC, Inc. provided switching services to neighboring telephone companies from July 2006 through August 2007. Because of industry requirements, BTC, Inc. was no longer able to provide this service to anyone other than its own exchanges after September 1, 2007. There is no comparable revenue for these switching services during the three month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007.

Broadcast Services – ($16,392)

Broadcast services decreased $16,392, or 9.2%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages and local channels in their package offerings. Breda has consolidated Tele-Services’ cable TV communities where feasible in order to reduce operating costs through consolidation of equipment and maintenance costs. Tele-Services continues to face declining population bases in the small rural communities served by Tele-Services and is actively attempting to sell its cable TV systems which do not operate under combined head ends that are provisioned out of Breda’s local telephone service communities. Tele-Services discontinued operations in the three small Iowa rural communities of Bayard, Lohrville and Thurman during third quarter 2008. There were 127 customers in those communities.

Internet Services – $11,255

Internet services revenue increased $11,255, or 6.7%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Breda has seen a decrease of 37.6% in its dial-up customer base and a 41.4% increase in its high-speed Internet customer base when comparing the two three-month periods. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda has also been actively marketing and encouraging its own dial-up customers to move to one of Breda’s high-speed Internet offerings. Breda completed enhanced capacity upgrades on its Internet network on November 1, 2008, and subsequently moved all of the customers subscribing to Breda’s 256K offering to a 1 Megabyte offering and all of the customers subscribing to Breda’s 1 Megabyte offering to a 3 Megabyte offering, in each case with no price adjustment. Breda has also been offering newer longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda is able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing a great distance from Breda’s central office. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. Breda began to market a high-speed wireless Internet service in the first quarter of 2008, which has received great acceptance in some of the rural areas that Breda had been unable to reach with its high speed Internet service. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended September 30, 2008, compared to the same period in 2007.

	Three Months Ended September 30,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$581,258	$613,614	$(32,356)	-5.3%
Plant nonspecific operations	103,994	100,494	3,500	3.5%
Cost of long distance	54,919	74,237	(19,318)	-26.0%
Cost of cellular	376,718	293,540	83,178	28.3%
Cost of internet	116,737	164,120	(47,383)	-28.9%
Cost of programming	108,513	108,329	184	0.2%

Total cost of services	$1,342,139	$1,354,334	$(12,195)	-0.9%

Depreciation and amortization	$241,835	$262,748	$(20,913)	-8.0%

Selling, general and administrative
Customer operations	$209,188	$208,370	$818	0.4%
Corporate operations	323,954	223,909	100,045	44.7%
General taxes	28,297	64,585	(36,288)	-56.2%

Total selling, general and administrative	$561,439	$496,864	$64,575	13.0%

	$2,145,413	$2,113,946	$31,467	1.5%

Cost of Services – ($12,195)

Cost of services decreased $12,195, or 0.9%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. There was a $39,452 decrease in costs incurred for the provisioning of the conference bridge services for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007, and is a result of the reduction in marketing fees to provide this service. All other plant specific and plant non-specific costs increased $10,596 when comparing the two three-month periods and resulted mainly from a combination of decreases in outside plant maintenance and repairs, fiber lease expense, and circuit equipment expense and increases in labor and benefit expense and vehicle expense because of fuel prices. Breda is presently replacing some of its aged switches with soft switches and those costs will be capitalized. Cellular provisioning costs increased by $83,178, or 28.3%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Breda shifted additional manhours to its cellular operations during the three-month period ended September 30, 2008, to meet customer demand. Breda also incurred additional expense because the cost of cell phones and accessories continues to increase. Overall Internet costs decreased $47,383, or 28.9%, during the three-month period ending September 30, 2008, when compared to the three-month period September 30, 2007. With the conversion of dial-up customers to Breda’s high-speed Internet services, Breda no longer has the magnitude of long distance charges and local telephone provisioning services costs, especially for its customers in its southern Iowa telephone exchanges. Breda has also been able to provision its high speed Internet services over more cost effective network connections.

Breda’s cost to provide long distance service decreased $19,318, or 26% for the three-month period ended September 30, 2008 when compared to the three-month period ended September 30, 2007. Breda had a 9.8% increase in customers subscribing to Breda’s long distance services for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007, but its overall minutes per customer is decreasing resulting in decreased costs.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $184, or 0.2%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. As noted previously, Tele-Services stopped providing cable TV services to three of its Iowa communities during the third quarter 2008, but even with a decreased customer base, Tele-Services’ programming costs continue to increase. Tele-Services is negotiating retransmission agreements with network channels covering its service areas. Tele-Services’ programming cost to provide cable TV services will continue to increase because all network channels will begin charging monthly fees on a per customer basis effective January 1, 2009. Most off air channels, such as ABS, CBS and NBC, had not charged a monthly fee in the past.

Depreciation and Amortization – ($20,913)

Depreciation and amortization expense decreased $20,913, or 8%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Breda had significant capital investments in outside plant equipment and in new financial and provisioning software during 2007. The depreciation on these items is now shown in the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. However, Breda did not see an increase in its depreciation expense when comparing the two three-month periods because a significant amount of its assets are becoming depreciated in full, which offsets the depreciation for new assets being placed in service.

Selling, General and Administration – $64,575

Selling, general and administration expenses increased $64,575, or 13.0%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Customer operations increased $818, or 0.4%, for the three-month period ended September 30, 2008, when compared to the three-

month period ended September 30, 2007, and mainly resulted from increased labor and benefit costs for the three-month period ended September 30, 2008. Corporate operations increased $100,045, or 44.7%, when comparing the three-month periods and the increase was mainly attributable to increased consulting and legal fees for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. There was an increase in legal and consulting fees during the three-month period ended September 30, 2008, for strategic planning, carrier negotiations, sale of properties, spectrum auctions and revenue/reimbursement consulting. A full-time equivalent staff member was also added to the Accounting Department in late June 2008, and those labor and benefit expenses are included in the three-month period ended September 30, 2008, and there is no corresponding expense for the three-month period ended September 30, 2007. Property tax expense decreased $36,288, or 56.2%, when comparing the three-month period ended September 30, 2008 to the three-month period ended September 30, 2007. The decrease was a function of the levy and assessment values on the buildings and equipment owned by Breda during the three-month period ending September 30, 2008, and the three-month period ended September 30, 2008.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2008, compared to the same period in 2007.

	Three Months Ended September 30,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$70,442	$93,137	$(22,695)	-24.4%
Gain or (Loss) on sale of investments	(500)	89,166	(89,666)	100.6%
Gain on disposal of assets	(3,274)	7,515	(10,789)	143.6%
Interest expense	(18,689)	(22,574)	3,885	-17.2%
Income from equity investments	534,325	584,598	(50,273)	-8.6%
Other, net	(23,366)	(23,749)	383	-1.6%

	$558,938	$728,093	$(169,155)	-23.2%

Interest and Dividend Income. Interest and dividend income decreased $22,695, or 24.4%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Breda sold $1,947,584 of its marketable securities during the nine-month period ended September 30, 2008, to fund $2,339,864 of capital improvements. The decrease in marketable security investments and a decrease in interest rates caused the decrease in Breda’s interest and dividend income for the three-month period ended September 30, 2008, when compared to the same three-month period in 2007.

Gain (Loss) on sale of investments. Both the $500 loss on sale of investments for the three-month period ended September 30, 2008, and the $89,166 gain on sale of investments for the three-month period ended September 30, 2007, represent the gain or loss reported for the redemption of temporary investments.

Gain on disposal of assets. The increase or decrease for the three-month periods ended September 30, 2008, and September 30, 2007 regarding gain (loss) on disposal of assets is a reflection of the number of assets sold and the net gain or loss incurred between the two three-month periods.

Interest Expense. The $3,885, or 17.2%, decrease in interest expense for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period. The ten-year period ended July 17, 2008, and the RTFC loan reverted to a variable rate loan on that date. Interest accrued at the rate of 6.5% for the time period July 17, 2008 through September 30, 2008. No additional amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $50,273, or 8.6%, for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the three-month period ended September 30, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa; Bug Tussel, LLC, a wireless cell site provider; and Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois. Two of the non-cellular investments are still considered start-up operations and are experiencing negative income from the capitalization of their networks.

Other, Net. The $383 increase in other net income for the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes decreased $212,799, or 39.5%, for the three-month period ended September 30, 2008, when compared to the same period in 2007. The decrease is a direct reflection of the decreased income generated from operations and the decreased income generated from other income sources. The effective tax rate for the three-month period ended September 30, 2008 is 27.6%, compared to a 37.3% tax rate for the same three-month period in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income decreased $53,420, or 5.9%, for the three-month period ended September 30, 2008, when compared to the same period in 2007, and was mainly attributable to a decrease in income from operations and a decrease in other income.

Nine Months Ended September 30, 2008 and 2007

The table below sets forth the components of Breda’s revenues for the nine months ended September 30, 2008, compared to the same period in 2007.

	Nine Months Ended September 30,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier	$703,182	$685,361	$17,821	2.6%
Local network services
Network access services	7,269,155	4,457,772	2,811,383	63.1%
Long distance services	205,148	266,207	(61,059)	-22.9%
Cellular services	1,225,751	1,125,497	100,254	8.9%
Billing and collection services	10,067	8,924	1,143	12.8%
Miscellaneous	(1,787,708)	146,480	(1,934,188)	-1,320.4%

	$7,625,595	$6,690,241	$935,354	14.0%

Broadcast Services	$504,843	$535,648	$(30,805)	-5.8%

Internet services	$533,119	$488,997	$44,122	9.0%

	$8,663,557	$7,714,886	$948,671	12.3%

There was an increase in total operating revenues for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007, of $948,671, or 12.3%.

Local Exchange Carrier Services - $935,354

Local exchange carrier services revenues accounted for 88.0% of all operating revenues in the nine-month period ended September 30, 2008. There was a $935,354, or 14%, increase in local exchange carrier services revenues for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007.

Local network services revenues increased $17,821, or 2.6%, for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.

Network access services increased $2,811,383, or 63.1%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. There was also some increase in Breda’s access revenue because of an increased customer base taking Breda’s long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Breda’s long distance services revenue decreased $61,059, or 22.9%, for the nine months ended September 30, 2008, as compared to the nine-month period ended September 30, 2007. Breda experienced a 5.4% increase in its long distance customer base when comparing the two periods, but the increase has not offset a general decrease in the average minutes used by each customer on a monthly basis. These statistics reflect that the average minutes used by each customer on a monthly basis continues to decrease as more customers rely on their wireless long distance service. Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers, but Breda’s overall minutes per customer continues to decline, and more business customers are utilizing special access circuits for their long distance minutes. Special access circuits, or direct circuits, do not access Breda’s network, which means that Breda does not generate access revenue. Breda also has highly discounted per minute rates for its high volume, long distance, business plans in order to remain competitive for long distance services in the industry and its average per minute revenue has decreased approximately 1.8 cents per minute from these discounted pricing programs. All of these factors have led to a decrease in Breda’s revenue even though overall minutes have increased slightly.

Cellular services increased $100,254, or 8.9%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Breda’s returning customer base contracts increased during the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. U.S. Cellular marketed aggressive promotions during the nine-months ended September 2008, and Breda saw its customer service statistics increase during the nine-month period ended September 30, 2008, from these promotions. U.S. Cellular also now allows customers to enter into new contracts when their present contracts are 18 months old instead of the previous 20-month time frame. Breda receives less revenue from commissions on retention contracts than from new customer activations.

Billing and collection services increased $1,143, or 12.8%, during the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda receives a small fee for performing these billing services for the carriers.

Miscellaneous revenues decreased $1,934,188, or 1,320.4%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. The decrease is mainly attributable to a $2,162.33 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue during the nine-month period ended September 30, 2008. This allowance is Breda’s estimate of access charges that may not be collected from its conference bridge services if a settlement is reached with some of the major carriers who believe they should pay reduced rates based on the volume of conference bridge minutes instead of paying BTC, Inc.’s normal tariffed access rate on these minutes. Verizon filed a suit with the Iowa Utilities Board on May 29, 2008, against BTC, Inc. and two other CLEC’s regarding the provisioning of conference bridge services. BTC, Inc. is proceeding with the defense of that suit and with negotiations towards a possible settlement. Breda is also providing information to the Iowa Utilities Board as required per the Verizon suit. Breda is considering taking collection action through legal means to receive payment for some of the conference bridge network access revenue services. The second main component of miscellaneous revenue is the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies. This source of miscellaneous revenue remained consistent when comparing the two nine-month periods. Another decrease in miscellaneous revenues when comparing the nine-month period ended September 30, 2008 to the nine-month period ended September 30, 2007 resulted from a $12,206 decrease in tandem switching revenue from unrelated neighboring telephone companies. BTC, Inc. provided switching services to neighboring telephone companies from July 2006 through August 2007. Because of industry requirements, BTC, Inc. was no longer able to provide this service to anyone other than its own exchanges after September 1, 2007.

Broadcast Services – ($30,805)

Broadcast services decreased $30,805, or 5.8%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Tele-Services continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages and local channels in their package offerings. Breda has consolidated Tele-Services’ cable TV communities where feasible in order to reduce operating costs through consolidation of equipment and maintenance costs. Tele-Services continues to face declining population bases in the small rural communities served by Tele-Services and is actively attempting to sell its cable TV systems which do not operate under combined head ends that are provisioned out of Breda’s local telephone service communities. Tele-Services discontinued operations in the three small Iowa rural communities of Bayard, Lohrville and Thurman during the three-month period ended September 30, 2008. There were 127 customers in those communities. Effective November 1, 2008, Tele-Services sold its cable TV systems for the communities of Churdan, Iowa, and Jefferson, Iowa, to neighboring telephone companies already providing local phone service in those communities.

Internet Services – $44,122

Internet services revenue increased $44,122, or 9%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Breda has actively marketed the conversion of it own dial-up customers to one of Breda’s high-speed Internet offerings, and Breda has seen a decrease of 36.6% in its dial-up customer base and a 53.4% increase in its high-speed Internet customer base when comparing the two nine-month periods. The decrease in dialup Internet customers is not only the result of Breda’s campaign to convert its dial-up customers to Breda’s high-speed Internet, but also the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. Breda completed enhanced capacity upgrades on its Internet network on November 1, 2008, and subsequently moved all of the customers subscribing to Breda’s 256K offering to a 1 Megabyte offering, and all of the customers subscribing to Breda’s 1 Megabyte offering to a 3 Megabyte offering, in each case with no price adjustment. Breda is also offering new longer-reach, high-speed Internet services in its remaining five outlying ILEC communities that previously were not able to receive those services from Breda. Breda is able to provide high speed Internet service to these previously unserved areas because reliable technology is now available in the industry, allowing Breda to provide service to customers residing a great distance from Breda’s central office. These service offerings were begun during the fourth quarter 2006, and Breda has had a very favorable response to these new technology Internet offerings. This increase in customer base is, however, offset by a decrease in the price that customers are charged for Breda’s high-speed Internet offerings. Breda began to market a high-speed wireless Internet service in the first quarter of 2008, which has received great acceptance in some of the rural areas that Breda had been unable to reach with its high speed Internet service. Breda also continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the nine months ended September 30, 2008, compared to the same period in 2007.

	Nine Months Ended September 30,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$2,046,174	$1,826,794	$219,380	12.0%
Plant nonspecific operations	281,266	274,276	6,990	2.5%
Cost of long distance	174,613	172,043	2,570	1.5%
Cost of cellular	981,831	882,096	99,735	11.3%
Cost of internet	342,424	495,503	(153,079)	-30.9%
Cost of programming	338,465	324,031	14,434	4.5%

Total cost of services	$4,164,773	$3,974,743	$190,030	4.8%

Depreciation and amortization	$748,534	$749,157	$(623)	-0.1%

Selling, general and administrative
Customer operations	$663,130	$624,690	$38,440	6.2%
Corporate operations	979,963	864,619	115,344	13.3%
General taxes	136,377	156,934	(20,557)	-13.1%

Total selling, general and administrative	$1,779,470	$1,646,243	$133,227	8.1%

	$6,692,777	$6,370,143	$322,634	5.1%

Cost of Services - $190,030

Cost of services increased $190,030, or 4.8%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. There was a $231,041 increase in costs incurred for the provisioning of the conference bridge services for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007, and is a direct correlation to the increased revenue generated from conference bridge services. All other plant specific and plant non-specific costs decreased $4,671 when comparing the two nine-month periods and resulted mainly from decreases in outside plant maintenance and repairs, fiber lease expense, circuit equipment expense and overtime labor and benefits. Breda is presently replacing some of its aged switches with soft switches and those costs will be capitalized. Cellular provisioning costs, including the purchase of phones and accessories, increased by $99,735, or 11.3%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Additional labor hours and related benefit costs were allocated to the cellular services to meet the customer demand during the three-month period ended September 30, 2008, when compared to the three-month period ended September 30, 2007. Overall Internet costs decreased $153,079, or 30.9%, during the nine-month period ending September 30, 2008, when compared to the nine-month period ended September 30, 2007. With the conversion of dial-up customers to Breda’s high-speed Internet services, Breda no longer has the magnitude of long distance charges and local telephone provisioning services costs, especially for its customers in its southern Iowa telephone exchanges. Breda has also been able to provision its high speed Internet services over more cost effective network connections.

Breda’s cost to provide long distance service increased $2,570, or 1.5%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Breda experienced rate increases from the underlying wholesale carriers for long distance services effective July 1 2008.

While Tele-Services’ overall customer growth for cable TV services continued to decline, its programming costs increased $14,434, or 4.5%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Off-air network stations, which previously did not charge a monthly fee per customer, have begun to charge monthly fees. The fees for these stations will go up significantly when new three-year contracts are negotiated with a January 1, 2009 effective date.

Depreciation and Amortization – ($623)

Depreciation and amortization expense decreased $623, or .1%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Breda had significant capital investments in outside plant equipment and in new financial and provisioning software during 2007. The depreciation on these items is now shown in the nine-month period ended September

30, 2008, when compared to the nine-month period ended September 30, 2007. However, Breda did not see a material change in its depreciation expense when comparing the two nine-month periods because a significant amount of its assets are becoming depreciated in full, which offsets the depreciation for new assets being placed in service. Breda has undertaken significant capital projects during 2009 for upgrading of its networks, and replacing its switches in four locations. As these projects are completed and become operational, Breda will begin depreciating these assets, and Breda will experience a significant increase in its depreciation expense in future months.

Selling, General and Administration – $133,227

Selling, general and administration expenses increased $133,227, or 8.1%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Customer operations increased $38,440, or 6.2%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007, and mainly resulted from increased labor and benefit costs for the nine-month period ended September 30, 2008. Corporate operations increased $115,344, or 13.3%, when comparing the nine-month periods. The increase was mainly attributable to increased computer and information technology maintenance fees, the addition of a full-time equivalent position in the accounting department beginning in late June 2008, an overall increase in wages and benefits, and most particularly from in increase in legal and consulting fees for strategic planning work for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Property tax expense decreased $20,557, or 13.1%, when comparing the nine-month period ended September 30, 2008 to the nine-month period ended September 30, 2007 and was the result of new appraisals and valuations undertaken by most all of Iowa’s counties, which caused higher appraised property values, or new methods of tax rate computation in 2007 and some overall decreases for 2008.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2008, compared to the same period in 2007.

	Nine Months Ended September 30,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$363,176	$376,834	$(13,658)	-3.6%
Gain or (Loss) on sale of investments	4,301	67,558	(63,257)	93.6%
Gain on disposal of assets	5,711	17,478	(11,767)	67.3%
Interest expense	(59,717)	(70,110)	10,393	-14.8%
Income from equity investments	1,051,478	1,398,410	(346,932)	-24.8%
Other, net	(35,402)	(38,782)	3,380	-8.7%

	$1,329,547	$1,751,388	$(421,841)	-24.1%

Interest and Dividend Income. Interest and dividend income decreased $13,658, or 3.6%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. Breda sold $1,947,584 of its marketable securities during the nine-month period ended September 30, 2008, to fund $2,339,864 of capital improvements. The decrease in marketable security investments and a decrease in interest rates were the main reasons for the decrease in Breda’s interest and dividend income for the nine-month period ended September 30, 2008, when compared to the same nine-month period in 2007. Breda received dividend income from a $17,899 extraordinary dividend payout from Westside Telephone and Prairie Telephone’s investments in Iowa Network Services in the first quarter of 2008. Breda’s interest income also increased approximately $30,600 for the nine-month period ended September 30, 2008 from accrued interest on the promissory note to Spiralight Network, LLC, and for which there is no corresponding entry for the nine-month period ended September 30, 2007.

Gain (Loss) on sale of investments. Both the $4,301 gain on sale of investments for the nine-month period ended September 30, 2008, and the $67,558 gain on sale of investments for the nine-month period ended September 30, 2007, represent the gain on the redemption of temporary investments.

Gain on disposal of assets. The $5,711 gain on disposal of assets for the nine-month period ended September 30, 2008 and the $17,478 gain on disposal of assets for the nine-month period ended September 30, 2007 resulted from the sale of service vehicles and miscellaneous property, and the gain or loss on the retirement of switch assets as new switches were cut over onto Breda’s network and the old switches were retired.

Interest Expense. The $10,393, or 14.8%, decrease in interest expense for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. The interest rate on the

RTFC loan was fixed at 7.35% for a 10-year period. The ten-year period ended July 17, 2008, and the RTFC loan reverted to a variable rate loan on that date. Interest accrued at the rate of 6.5% for the time period July 17, 2008 through September 30, 2008. No additional amounts have been borrowed.

Income from Equity Investments. Income from equity investments decreased $346,932, or 24.8%, for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The decrease in equity investments income reported on Breda’s income statement for the nine-month period ended September 30, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa; Bug Tussel, LLC, a wireless cell site provider; and Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois. Two of the non-cellular investments are still considered start-up operations and are experiencing negative income from the capitalization of their networks.

Other, Net. The $3,380 increase in other net income for the nine-month period ended September 30, 2008, when compared to the nine-month period ended September 30, 2007, is mainly attributable to decreased partnership-related expenses.

Income Tax Expense. Income taxes increased $18,011, or 1.6%, for the nine-month period ended September 30, 2008, when compared to the same period in 2007. The increase is a direct reflection of the increased income generated from operations. The effective tax rate for the nine-month period ended September 30, 2008 is 34.4%, compared to a 36.1% tax rate for the same nine-month period in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $186,185, or 9.4%, for the nine-month period ended September 30, 2008, when compared to the same period in 2007, and was mainly attributable to an increase in income from operations.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2008 and September 30, 2007, cash provided by operating activities was $1,142,630 and $2,288,564 respectively.

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

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of September 30, 2008, and December 31, 2007.

	As of

	September 30, 2008	December 31, 2007

Short-Term Liquidity
Current Assets	$6,889,563	$4,340,449
Current Liabilities	2,487,854	1,544,835

Net Working Capital	$4,401,709	$2,795,614

Cash and Cash Equivalents	$681,833	$1,104,327
Short Term Marketable Securities	$577,114	$480,311
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $2,549,114, or 58.7%, for the nine-month period ended September 30, 2008, when compared to the year ended December 31, 2007. The net increase was due mainly to the $325,691 decrease in cash, cash equivalents, and marketable securities, and the $2,611,194 increase in accounts receivable, which was due to unpaid conference bridge network access services. As discussed previously, interexchange carriers such as Verizon, Sprint and AT&T are refusing to pay for these services. Breda’s inventory increased $129,270, its deferred income taxes increased $278,787, and its other current assets increased $91,752. $90,000 of the other current assets is money held for the purchase of a partner’s one-third interest in a wireless partnership. The transaction is awaiting FCC approval for the transfer of PCS licenses.

At September 30, 2008, and at December 31, 2007, Breda held a $480,000 promissory note to its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. The $254,383.05 note receivable from Jaguar Communications, Inc. earning interest at the rate of 4.81%, and which was acquired with Prairie Telephone’s sale of its interest in Desktop Media, LLC, shows a zero balance as of September 30, 2008. Prairie Telephone received $249,779.67 on this note on August 27, 2008, and the remaining $4,603.38 was written off as of September 30, 2008. Prairie Telephone subsequently received $2,240 on October 22, 2008, after post-sale reconciliations were completed. The interest on the $480,000 promissory note from Spiralight Network, LLC continues to accrue and accounts for the increase in interest receivable when comparing the two nine-month periods.

Current liabilities increased $943,019, or 61.0%, for the nine-month period ended September 30, 2008, when compared to the year ended December 31, 2007. Accounts payable increased $968,299, or 113.9%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of September 30, 2008 for the provisioning of conference bridge services, as compared to the amounts incurred for those services as of December 31, 2007. Other increased accounts payable resulted from construction projects and associated consulting fees. Accrued taxes decreased $69,934, or 17.9%, for the nine-month period ended September 30, 2008, when compared to the year ended December 31, 2007. The decrease is attributable to a decrease in the provision for income taxes and a decrease in the provision for property taxes. There was also an increase in other accrued liabilities of $35,136, which represents accrued payroll and associated benefits for the nine-month period ended September 30, 2008, when compared with the year ended December 31, 2007.

The following table summarizes Breda’s sources and uses of cash for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended September 30,

	2008	2007

Net Cash Provided (Used)
Operating Activities	$1,142,630	$2,288,564
Investing Activities	(1,139,855)	(1,170,967)
Financing Activities	(425,269)	(347,816)

For the nine months ended September 30, 2008 and September 30, 2007, cash provided by operating activities was $1,142,630 and $2,288,564, respectively.

Cash used in investing activities was $1,139,855 for the nine-months ended September 30, 2008. Cash used for investing activities was $1,170,967 for the nine-month period ended September 30, 2007. There was a decrease in cash used to purchase marketable securities of $1,242,793 for the nine-month period ended September 30, 2008, when compared to the same period in 2007, but there was a $550,588 increase in the purchase of equity investments during the nine-month period ended September 30, 2008. Breda invested in a company with three other ILECs to purchase Swisher Telephone Company in May 2008. The company subsequently received a purchase agreement for the purchase of Swisher Telephone Company from the neighboring independent telephone company, which was accepted, and that sales transaction closed on October 31, 2008. There was an increase in cash used for capital expenditures of $1,631,150, as well as an increase in proceeds from the redemption of marketable securities of $783,005, for the nine-month period ended September 30, 2008, when compared to the same period in 2007.

Cash used in financing activities was $425,269 for the nine-month period ended September 30, 2008, and $347,816 for the nine-month period ended September 30, 2007. Cash used to repay Rural Telephone Finance Cooperative long-term debt during those periods was $139,616 and $130,704 respectively. Cash used during the nine-month period ended September 30, 2008 included $38,845 used to redeem eighty-five shares of Breda Telephone Corp. common stock. Cash used to pay dividends to shareholders during the nine-month periods ended September 30, 2008 and September 30, 2007 were $246,808 and $217,112, respectively. The dividend was $8 per share in 2008 and $7 per share in 2007.

Long Term Debt

As of September 30, 2008, Breda had $802,361 of long-term debt with the Rural Telephone Finance Cooperative. This debt carried a fixed rate of interest of 7.35% for a ten-year period which ended on July 17, 2008. The Rural Telephone Finance Cooperative debt reverted to a variable rate loan on that date, and interest accrued at the rate of 6.5% over the period of July 17, 2008 through September 30, 2008. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2008, capital expenditures were $2,339,864.

Breda’s contractual obligations as of September 30, 2008 are:

2008	$197,228
2009	210,675
2010	225,038
2011	240,380
2012 and After	126,268

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

Off-Balance Sheet Risk and Concentration of Credit Risk; Investment Policy

Breda has no off-balance sheet exposure or risk.

Breda has certain financial instruments which could potentially subject Breda to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

Breda adheres to an investment policy with respect to marketable securities which allows investments in the following:

• Securities issued or guaranteed by the U.S. government or its agencies.

• Corporate or municipal bonds rated “A” or better by a major rating service.

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

Breda’s marketable securities are held-to-maturity securities, not trading securities. Breda therefore reports the fair value of these bonds and securities as a footnote to its financial statements. The issuance of the Statement of Financial Accounting Standards FAS No. 157 – Fair Value Measurements had no effect on Breda’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that Breda recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of Breda’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on Breda’s financial position, results of operations or cash flows.

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

However, Breda and its subsidiaries have experienced an overall increase in average monthly settlement revenue mainly due to the increase in interstate access rate payments for the individual elements making up the interstate access rate that also became effective on July 1, 2007.

On June 16, 2008, NECA filed changes to Interstate Tariff #5. In that tariff filing, NECA proposed an average increase of 4.6% for its traffic sensitive switched access rates, and an average increase of .2% for its special access rates, with an effective date of July 1, 2008. AT&T and Verizon asked the FCC to suspend and investigate NECA’s tariff filing, but the FCC rejected this request on June 30, 2008, and the interstate tariff rates went into effect July 1, 2008.

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

In early October 2008, Verizon and AT&T submitted a proposal to the FCC that would, among other things, establish a unified $.0007 terminating access rate for all rate of return carriers, like Breda, and would apply to all traffic exchanged with or on the public switched telephone network, including IP based traffic. The $.0007 access proposal by Verizon and AT&T would have relieved Verizon, AT&T and other larger carriers of more than $8 billion in annual access and intercarrier compensation responsibilities. Most small telephone company costs are above ten cents per minute to provide this service on their volume of minutes, and Breda is no exception. This proposal has the potential to cripple the rural telephone industry. The FCC appeared to be taking this proposal seriously, and it was later learned that FCC Chairman Martin had put together a confidential plan on intercarrier compensation and universal service reform that he planned to include on the agenda for the FCC’s November 4, 2008 meeting, and that would not be released to the public until the November 4th meeting. After significant industry outcry on the national, state, and intermediate carrier level, as well as from fellow FCC commissioners and policymakers, Chairman Martin pulled the proposal off the agenda for the November 4, 2008 meeting. In lieu of adopting Chairman Martin’s plan, which would have been devastating to rural carriers, the FCC issued a Further Notice on intercarrier compensation and universal service system. It is anticipated that nothing further will happen until the Democrat’s appointees are in place at the FCC.

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

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the Iowa Utilities Board regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. Various individuals and consulting representatives have been analyzing and attempting to develop comments relating to a potential state universal service fund. The IUB had postponed comments until October 26, 2008, and there were a number of significant details that had not yet been discussed or determined by the IUB. On October 28, 2008, the Iowa Telecom Association (ITA) filed its comments on whether Iowa needs a State USF funding mechanism. In its filing, the ITA linked the State USF discussion with the tariff battle that has consumed much of this year and reminded the IUB of the severe impact of proposed access reduction. The ITA noted that if access policy changes cause high-cost carriers, such as Breda, to be unable to recover their costs of providing intrastate services from increased local rates to the customer and reduced access charges, then a State USF would be necessary as a cost recovery mechanism.

Breda believes it is likely that the discussion of a state universal service fund will need to be coordinated with emerging FCC developments. While various industry organizations have compiled data and worked on this issue since 2003, no final plan had been adopted on a statewide level. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Regarding intrastate rates, the ITA filed the 9-1-2007 tariff which was allowed to go into effect, but it was later challenged by Sprint, Verizon and AT&T. The IUB conducted a hearing on the ITA Intrastate Access Tariff on April 1 and 2, 2008. Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff from present levels down to the NECA interstate levels. Specifically, the interexchange carriers requested that the IUB eliminate the 1.5-cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge. The total requested reduction would be 6.4 cents on each intrastate minute. The parties involved in the hearing had until April 25, 2008 to file post-hearing briefs. The IUB issued a final order on May 30, 2008 where it directed the ITA to, within 30 days, remove the 1.5 cent transport interconnection rate element and to lower the local switching rate element to 2.4435 cents per minute to mirror the NECA interstate tariff rate. The IUB also stated that it would open a rule making to determine whether to eliminate the 3-cent common carrier line charge. All telephone companies such as Breda concurring in the ITA intrastate tariff would have been required by June 29, 2008, to reduce their intrastate access charges by 3.5 cents.

The IUB did note that it was sensitive to the potential revenue losses that some independent local exchange carriers would experience from this action. On June 19, 2008, the ITA filed an Application for Rehearing or Reconsideration and for Stay of Order Pending Application with the IUB in the intrastate tariff docket. ITA submitted data to show that of 136 companies studied who concur in the ITA Tariff, the total revenue loss from the IUB’s Order would exceed $14 million per year. ITA also submitted data that showed an average rate increase of over $5.65 per line per month would be necessary to recoup this revenue loss. Their data also showed that this order would have a significant impact on rural carrier investments and would cause a significant drain of resources out of rural Iowa. Breda’s independent analysis showed that Breda’s average rate increase to offset the projected revenue shortfall would average $5.69 per line per month, and that some of Breda’s individual ILECs would be over $8 per line per month to offset the projected revenue shortfall. Breda determined that its intrastate access revenue shortfall if the IUB Order were to be implemented could exceed $221,450 per year.

The ITA asked the IUB to enter a stay that delayed the June 29th deadline for ITA to reduce its intrastate access rates while the IUB considers the economic impact of its Order. The ITA also requested the IUB open an investigation docket or a rulemaking docket to consider reasonable approaches to the determination of Iowa intrastate access rates; establish a three-year phase-in period for implementation of the 1/3 reduction in the intrastate access charges; and delay implementation of the Order for 90 days. On June 27, 2008, the IUB granted ITA’s application for Stay of the May 30, 2008 order on intrastate access, and it also granted the ITA’s Motion for Rehearing to further consider the existing record and the arguments. The rates collected since the June 27, 2008 date are being collected subject to refund. The IUB has not issued the subsequent order either upholding their original order or modifying it. ITA has not filed any rates since the 9-1-2007 rates, so those rates have continued in effect, subject to refund for the 3.1 cents the IUB had initially removed. No intrastate tariff has been filed in response to the July 1, 2008 interstate filing at the FCC.

Breda believes that it is extremely likely that intra-state access rates will be lowered, and if that occurs, it will have a negative impact on Breda’s operating income.

As discussed previously, universal service funding is also an important part of Breda’s consolidated revenues, and the regulation of universal service funding by the FCC is another area of material risk to Breda and its subsidiaries. The universal service funds are also now being paid to more telecommunications providers than in the past. Breda anticipates that there may be changes in the future on how universal service funds are disbursed among the numerous eligible telecommunications providers.

In August 2005, the FCC opened an extremely broad comment proceeding on Universal Service Funding (USF), in which it sought input on a variety of specific USF proposals offered by members of the Federal-State Joint Board on Universal Service. State industry associations have been meeting with FCC staff members and with various Washington legislative staff members to discuss proposed legislation preserving and improving USF, including how funds are expended and assessing levels of broadband deployment in Iowa. The issues at stake are both on how the revenue is assessed and generated for the USF, and the criteria for the disbursement of funds from the universal service pool. Some of the suggested changes on the revenue side of the debate would be to have all current entities paying into the USF continue to pay into the fund; have any service provider that uses telephone numbers, IP (Internet Protocol) addresses or their functional equivalents to provide real-time voice communications pay into the fund; and any provider that offers a network connection for a fee to the public, including DSL, cable modem connections, WiMax and broadband over power lines, pay into the fund. This would increase the revenue base to more than just carriers providing telephone line services.

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

On August 29, 2008, NECA filed its 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that have less than 700 access lines per exchange. These revisions are made each year, but the projected 2009 impacts were much greater than previous years and will have more of a negative effect on average schedule companies, such as Breda. Modifications are scheduled to take effect January 1, 2009. During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies. Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced. Although cost per loop values for most of the average schedule companies are projected to increase, the payments to average schedule companies will be reduced, due to the cap on payments. The estimated HCL support paid to rural companies in 2009 is expected to decrease by $13.3 million. Breda is expecting a decrease in its HCL support payments for 2009 of $213,924, or 49.45%. Breda is expecting a decrease in its local switching support payments for 2009 of $17,314, or 8.16%.

On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program. Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007. On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs. The order become effective on August 1, 2008, and is still in place as of the date of this quarterly report.

Breda believes that federal universal service fund criteria will continue to change but is unable to determine estimated time frames or estimated financial ramifications of all of the provisions as of the date of this quarterly report

Phantom traffic is another issue related to intercarrier compensation. Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on ILEC switches is being delivered in a form in which billing information is absent, lost, stripped or altered. Studies have also shown that ILEC’s, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic. Another problem is that even when the originating service provider of the phantom traffic is discovered, it is difficult to get proper payment from the provider, in part because there are no penalties imposed for failing to make payment. In November 2006, supporters of the Missoula Plan filed a proposal for a uniform process for the creation and exchange of call detail data to be implemented as part of an interim phantom traffic solution. The proposal sets forth standards and details responsibilities by which carriers are to create call detail records and call summary information, as well as applicable charges for the records. The FCC has put this proposal out for public comment. Breda and other carriers believe that penalty and arbitration provisions should also be implemented in addition to the proposed “truth in labeling” requirements. The Iowa Telecommunications Association “Qwest Committee” is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access charges to ILEC’s. No final resolution had come out of these efforts as of the date of this quarterly report.

Beginning in late 2006, AT&T began withholding payment of access charges from many of the Iowa ILECs and CLECs that provided conference-bridging services because AT&T thought the ILEC and CLEC access charges and traffic volumes were too high. Within a matter of weeks, Qwest, Verizon, Sprint and AT&T Wireless also began to withhold payment of access charges. In response, and consistent with the FCC’s explicit orders on this matter, seven of the Iowa ILECs filed a collection action in federal district court for collection of these charges.

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers until January 2008. However, beginning in May 2007, and continuing through the date of this quarterly report, BTC, Inc. began to receive dispute notifications from the various major interexchange carriers disputing the volume of minutes and disputing interstate and intrastate switched access charges billed by BTC, Inc. to them. BTC, Inc. has contacted legal counsel for assistance in its collection actions against Verizon Business, Sprint, AT&T and Qwest. In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York, as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On October 2, 2007, the FCC issued an Order granting in part and denying in part the complaint filed by Qwest Communications against Farmers and Merchants Mutual Telephone Company of Wayland, Iowa. The FCC found that the telephone company had not acted unlawfully by imposing interstate access charges for conference bridge services. While the FCC ruled that the telephone company did generate an excessive rate of return, the telephone company’s tariff was found to be lawful under the Telecommunications Act, and therefore Qwest could not recover damages. Qwest filed a Petition for Partial Reconsideration of the FCC’s order on November 1, 2007, and the FCC issued an Order on January 29, 2008 granting in part Qwest’s request to have Farmers produce certain documents that it had produced in a related proceeding before the IUB. The FCC also granted Qwest’s petition for additional FCC proceedings to consider the relevance of that new evidence. BTC, Inc. anticipates continued rulings and decisions on many of these outstanding cases and proceedings within six weeks to two months.

On October 2, 2007, the FCC also published a rulemaking proceeding to investigate cost and tariffing issues raised by allegations that some rural local exchange carriers are experiencing significant increases in access demand, resulting in unreasonable access rates. The FCC is seeking comment on several possible approaches to address alleged access stimulation strategies. One proposal being considered would require carriers to file revised tariffs if demand increased beyond a threshold level. The FCC is requesting information on rate-of-return ILECs, such as Breda, Prairie Telephone and Westside Independent, price-cap ILECs, and CLECs such as BTC, Inc. No final determinations have been made as of the date of this quarterly report.

On May 29, 2008, Verizon filed a complaint with the IUB against BTC, Inc. alleging violations of the terms, conditions, and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. Breda’s legal counsel is in rate negotiations with both Verizon and AT&T, and the referenced case is also proceeding as negotiations are taking place.

The Communications Assistance For Law Enforcement Act (CALEA) was passed in 1994 and sets forth the assistance capabilities that telecommunications carriers need to maintain so that they can support law enforcement in the conduct of lawfully authorized electronic surveillance. Breda installed a soft switch in its CLEC exchange in the last quarter of 2005, and the technology in this switch allows for CALEA compliance in both its CLEC exchange of Carroll, Iowa, and its ILEC exchange in Breda, Iowa. Breda completed installation of new soft switches in its Westside, Farragut, and Lidderdale exchanges during the nine months ended September 2008, and these switches are each CALEA compliant. Breda currently is working through the installation of stand-alone switches in the remaining two small exchange locations throughout its service territory. Breda estimates that its final cost to upgrade the remaining switches will be close to $400,000.

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

Revenues are also generated from sales of cellular phones and related service packages, which are made pursuant to Breda’s September 1, 1999 agency agreement with U.S. Cellular. The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. The agency agreement provides that it automatically renews for a period of one year on each September 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least thirty days before the end of the current one-year term, but subject to immediate termination if there is a material breach of the agency agreement. Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point. Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda’s cellular commissions revenue.

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

The Deficit Reduction Omnibus Reconciliation Act of 2005 includes the digital television transition legislation. The Act establishes February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum. The Act also includes up to $1.5 billion to subsidize set-top box purchases, and $1 billion for public safety interoperability. All of Tele-Services’ cable service systems are analog systems, so for any channels presently transmitted digitally and when the remaining channels are transmitted digitally by February 17, 2009, Tele-Services must have new antennas and receivers to receive the digital channel signals. Tele-Services will have to convert those signals back to an analog signal before sending the signals out to its customers over its analog system. Tele-Services is working to obtain cost estimates to determine its options and to formulate a business plan in order to meet the February 17, 2009 deadline.

Tele-Services is negotiating with a potential buyer for eight of its cable TV properties in southern Iowa and hopes to have these properties sold by December 31, 2008. Tele-Services also sold its Churdan, Iowa, cable TV property and its Grand Junction, Iowa, property to two neighboring telephone companies who were providing telephone service in those communities. The sale of the Churdan and the Grand Junction cable TV properties was effective November 1, 2008. Tele-Services discontinued service in its Bayard, Iowa community on July 1, 2008, its Lohrville, Iowa community on August 1, 2008, and its Thurman, Iowa community on August 1, 2008. If Tele-Services is able to sell eight of its southern Iowa properties, it will have five remaining cable TV communities. The remaining communities are all communities in which Breda provides local telephone service, or in which Breda has been able to combine head ends.

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

The State of Iowa passed a statewide cable franchise bill on May 30, 2007 with an immediate effective date. The utilities division of the Iowa Department of Commerce will now issue franchises. A competitive provider must notify the communities it intends to serve. At that time, an incumbent operator with an active local franchise can decide whether to also seek a state franchise. The Department will have 15 days to award the franchises, which will be for a term of 10 years. Competitive providers will have to pick up a portion of the basic maintenance of current, noncommercial institutional networks, but municipalities will have to take over that cost after 10 years. This bill allows incumbent cable providers to utilize the current franchising process, or, upon expiration of their local franchise, to opt in to the state-issued franchise. New cable providers can chose to use either the state or a local franchise. The legislation caps the franchise fee for a new market entrant under the state franchise at the lower of the same percentage as the incumbent provider or five percent of gross revenues. The legislation also requires competitive cable providers under the state franchise to provide the same amount of public, education and government access (PEG) channels as an incumbent provider, and to pay PEG fees if the incumbent is paying PEG fees. In the state franchise, build-out requirements are eliminated and cities maintain control over rights-of-way. Tele-Services does not believe the new legislation will have an effect on its operations.

Breda believes that it will need to continue to pursue new marketing approaches in order to attempt to retain and increase its Internet customer base, and that there will be continuing competitive pressures to lower dial-up and high-speed Internet rates and to provide higher speed Internet access.

As of December 31, 2007, Breda was a 33.33% owner of Carroll County Wireless, L.L.C. Breda has, however, exercised its right of first refusal to purchase the 33.33% interest of one of the members of Carroll County Wireless, L.L.C. This transaction is not material to Breda’s operations, but Breda’s 66.66% interest will require that the operations of Carroll County Wireless, L.L.C. be reported on a consolidated basis with Breda’s other subsidiaries. As of the date of this quarterly report, Breda was awaiting FCC approval for the consummation of this transaction.

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

Except as noted in the following paragraph, as of the date of this quarterly report, Breda was not aware of any material pending legal proceeding to which Breda or any of its subsidiaries was a party or of which any of Breda’s or any of its subsidiaries’ respective property was the subject, other than ordinary routine litigation, if any, that was incidental to Breda’s or the subsidiaries’ business. Except as noted in the following paragraph, as of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any proceeding against Breda or any of its subsidiaries or any of their respective property.

As discussed in Breda’s Form 10-Q for the quarter ended June 30, 2008, Verizon filed a complaint with the Iowa Utilities Board on May 29, 2008 against BTC, Inc. alleging violations of the terms, conditions and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. There have been no material developments regarding the Verizon proceeding since Breda’s filing of its Form 10-Q for the quarter ended June 30, 2008 with the Securities and Exchange Commission on August 14, 2008.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of July 1, 2008 through September 30, 2008.

None of Breda’s shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of July 1, 2008 through September 30, 2008. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

There were transfers of shares of Breda’s common stock by five different shareholders to other shareholders of Breda during the period of July 1, 2008 through September 30, 2008 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. A total of 83 shares were transferred to eight different shareholders. Fifteen of those 83 shares were transferred for $509 per share, 12 of those 83 shares were transferred without the payment of any purchase price or other consideration, and the remaining 56 shares were transferred for $514.

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

No matter was submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2008 through September 30, 2008.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of July 1, 2008 through September 20, 2008 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and		8-K		3.2	4/4/07
	Restated Bylaws
10.1	Employment	E-1
	Agreement dated July
	10, 2008 with Jane
	Morlok

10.2	Employment		10-QSB	6/30/06	10.2	8/11/06
	Agreement dated June
	14, 2006 with Steve
	Frickenstein

10.3	Employment		10-QSB	6/30/06	10.3	8/11/06
	Agreement dated June
	14, 2006 with Charles
	Deisback

31	Rule 13a-14(a)
	Certifications

	31.1	Certification of	E-5
Chief Executive
Officer

	31.2	Certification of	E-7
Chief Financial
Officer

32	Section 1350
Certifications

	32.1	Certification of	E-9
Chief Executive
Officer

	32.2	Certification of	E-10
Chief Financial
Officer

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

November 13, 2008	By:	/s/ Steve Frickenstein

		Name:	Steve Frickenstein
		Title:	Chief Executive Officer

November 13, 2008	By:	/s/ Jane Morlok

		Name:	Jane Morlok
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended September 30, 2008

Description of Exhibit.			Page

10. Material Contracts

	10.1	Employment Agreement dated July 10, 2008 between Breda and Jane Morlok	E-1

31.	Rule 13a-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer	E-5

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-7

32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-9

	32.2	Section 1350 Certification of Chief Financial Officer	E-10