Form 10-K
period 2008-12-31
BREDA TELEPHONE CORP
filed 2009-03-31
CIK 1084448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 0-26525

BREDA TELEPHONE CORP.
(Exact name of registrant as specified in its charter)

Iowa	42-0895882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 East Main, P.O. Box 190, Breda, Iowa	51436
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (712) 673-2311

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,505,667 as of March 1, 2009. The registrant’s stock is not listed on an exchange or otherwise publicly traded, and the value of the registrant’s stock for this purpose has been based upon the $509 per share redemption price of the registrant’s stock as determined by its board of directors and that was in effect on March 1, 2009. In determining this value, the registrant has assumed that all of its directors and officers, including its chief executive officer, chief operations officer and chief financial officer, are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2009 was 30,851.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2009 annual meeting of the shareholders of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

BREDA TELEPHONE CORP.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

Code of Ethics
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA

          Various discussions and statements in this annual report are or contain forward looking statements that express Breda’s current beliefs, forecasts, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management’s plans or intentions for the future; competitive position or circumstances; and other forecasts, projections and statements of expectation. Words such as “expects,” “anticipates,” “estimates,” “plans,” “may,” “will,” “contemplates,” “forecasts,” “strategy,” “future,” “potential,” “predicts,” “projects,” “prospects,” “possible,” “continue,” “hopes,” “intends,” “believes,” “seeks,” “should,” “could,” “thinks,” “objectives” and other similar expressions or variations of those words or those types of words help identify forward looking statements.

          Forward looking statements involve and are subject to various material risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a rapidly changing industry such as the communications industry. Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances in existence at the time of the preparation of this annual report. Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Breda cannot guarantee Breda’s future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

        Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda’s management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include all of the various factors, risks and uncertainties discussed in this annual report and the following:

•

adverse changes by the Federal Communications Commission, the Iowa Utilities Board or other regulatory authorities to the access charge rates that can be charged by Breda and its subsidiaries to long distance carriers or to the rules and

(i)

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

(ii)

•

acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches;

•	the risks associated with technology requirements, technology substitution and changes and other technological developments;

•	changes in or more governmental laws, rules, regulations or policies;

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

          Breda may have obtained industry, market, competitive position and other data used in this annual report or in Breda’s general business plan from Breda’s own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information. Breda attempts to utilize third party sources of information which Breda believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information. For example, a trade or industry association for an industry may present information in a manner that is more favorable to that industry than would be presented by an independent source. Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

(iii)

PART I

Item 1.	Business.

General Overview.

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

Tele-Services, Ltd. is also a wholly owned subsidiary of Breda. Tele-Services provides cable television services to twelve towns in Iowa and one town in Nebraska. Tele-Services is an Iowa corporation that was incorporated in 1983.

Breda and its subsidiaries all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda’s and its subsidiaries’ telephone, Internet services and cable television businesses are discussed in more detail below. Some of the other miscellaneous business operations of Breda and its subsidiaries are also noted below.

Local Exchange Carrier Services

Breda, Prairie Telephone, Westside Independent and BTC, Inc. provide telephone services to the following eight Iowa towns and their surrounding rural areas:

•		•
•	Breda, Iowa	•	Pacific Junction, Iowa
•	Lidderdale, Iowa	•	Yale, Iowa
•	Macedonia, Iowa	•	Westside, Iowa
•	Farragut, Iowa	•	Carroll, Iowa

All of the towns are in central and southern Iowa.

Breda provides services to Breda, Lidderdale and Macedonia. Prairie Telephone provides services to Farragut, Pacific Junction and Yale. Westside Independent provides services to Westside, and BTC, Inc. provides services to the city of Carroll. The surrounding rural areas that are served are generally those within approximately a ten-mile to fifteen-mile radius of each of the towns, except for Carroll. No rural customers are served outside of the Carroll city limits.

The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area. As of December 31, 2008, they were serving approximately 3368 telephone numbers and related access lines. Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

BTC, Inc.’s principal revenue sources in 2008 were from providing Internet services, conference bridge services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.’s Carroll, Iowa local calling area. BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent.

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

Broadcast Services

Tele-Services owns and operates the cable television systems in the following twelve Iowa towns:

•	Arcadia	•	Hamburg	•	Sidney
•	Auburn	•	Malvern	•	Tabor
•	Breda	•	Oakland	•	Treynor
•	Farragut	•	Riverton	•	Westside

Tele-Services also owns and operates the cable television system for the town of Beaver Lake, Nebraska.

Tele-Services provided cable television services to Neola, Iowa until October 1, 2005, when Tele-Services, Ltd. sold the Neola cable television system to Walnut Telephone Company. Tele-Services discontinued operations in the three small Iowa communities of Bayard, Lohrville and Thurman during the third quarter of 2008. Tele-Services sold its Churdan, Iowa and its Grand Junction, Iowa cable systems in November, 2008.

Tele-Services was providing cable television services to approximately 1,757 subscribers as of December 31, 2008.

Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services.

Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns.

Internet Service Provider

BTC, Inc. provides dial-up and high speed Internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent. BTC, Inc. was providing dial-up Internet access to approximately 406 subscribers as of December 31, 2008. Of that amount, approximately 224 were subscribers from BTC, Inc.’s Carroll, Iowa market area. The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa. BTC, Inc. was providing satellite, wireless and DSL-related, high speed Internet to approximately 1,074 customers as of December 31, 2008.

Miscellaneous Business

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

Breda had two cellular phone retail outlets in the Carroll, Iowa market, which were located at Breda’s and BTC, Inc.’s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa. On February 22, 2008, Breda combined its Wal-Mart retail outlet with its Carroll office outlet when Wal-Mart moved its former operations to a new Super Walmart store at the edge of Carroll. Breda was informed that Super Walmart space allocations would only allow for the corporate cellular account, which is a competing service provider to Breda’s U.S. Cellular service. Breda is continuing to pursue a second retail outlet location in Carroll, but has not experienced a slowdown in its cellular traffic because it expanded its office hours in its Carroll office outlet.

Breda and some of its subsidiaries have investments in other entities which are involved in various aspects of the telecommunications industry.

For example, Prairie Telephone holds approximately 33% of the units of each of Guthrie Group, L.L.C., and Carroll County Wireless, L.L.C. as of December 31, 2008. Breda purchased an additional one-third interest in Carroll County Wireless, L. L. C. and received FCC approval in early 2009. Breda now owns 66.67% of Carroll County Wireless, L.L.C. Guthrie Group, L.L.C. holds spectrum for providing personal communications services in some telephone exchange areas located in Guthrie County, Iowa. Carroll County Wireless, L.L.C. holds spectrum for nearly all of Carroll County, Iowa. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communications.

Carroll County Wireless, L.L.C. turned up its initial tower to accept roaming traffic in January 2006, and no further towers have been constructed to date. Guthrie Group, L.L.C. turned up its tower to receive roaming traffic on March 24, 2006. Guthrie Group, L.L.C. and Carroll County Wireless, L.L.C. are each continuing to evaluate feasibility studies to determine future tower site build-out time frames.

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

Prairie Telephone owns approximately 9.94% of the units of Bug Tussel Wireless, L.L.C. Bug Tussel Wireless, L.L.C. is located in Green Bay, Wisconsin, and its operating plan involves erecting tower sites for wireless services. This investment is accounted for using the equity method of accounting.

Revenues may also arise from investments in other entities which provide cellular phone services or which invest in other cellular phone or telecommunications ventures. For example, Prairie Telephone owns 10.38% of RSA #1, Ltd. and 7.1% of RSA #7, Ltd. Those entities are Iowa limited partnerships which provide cellular services in rural areas in central and southern Iowa.

Prairie Telephone also owns .67% of Iowa Network Services’ outstanding common stock and .38% of its preferred stock. Westside Independent owns .45% of Iowa Network Services’ outstanding common stock and .28% of its preferred stock.

Breda is an investor in RSA #9, Ltd. and West Iowa Cellular, Inc. Westside Independent is also an investor in West Iowa Cellular, Inc. West Iowa Cellular, Inc. and RSA #9, Ltd. provide cellular services in rural areas in southern and central Iowa.

On December 15, 2008, Breda and the remaining investors in Alpine Communications, L.C. purchased the units sold by one of the original investors, under their right of first refusal option. With the purchase of these additional units of Alpine Communications, L.C. on December 15, 2008, Breda owns 22.26754% of the membership interests in Alpine Communications, L.C., which provides telecommunications exchange and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa.

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

Solix, Inc. has, however, attempted to diversify its business. For example, Solix, Inc. serves the telecommunications industry through contracts with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs. As another example, Solix, Inc. also provides services to various agencies of both the state and federal governments, and more than half of Solix, Inc.’s business in 2008 involved the direct administration of government contracts.

Prairie Telephone also owns 35.29% interest in Spiralight Network, L.L.C. Spiralight Network, L.L.C. provides fiber transport services in Wisconsin, Illinois and Minnesota.

Effective January 15, 2009, Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all unit holders in various related telecommunications entities, executed an Exchange Agreement with

Hilbert Communications, LLC., whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for units they owned in the various related telecommunications entities. Pending FCC approval on the spectrum companies, the following companies became wholly-owned subsidiaries of Hilbert Communications: Bug Tussel Wireless, LLC; Spiralight Network, LLC; Intelegra, LLC; Cloud1, LLC; Dakota Wireless, LLC; Michigan Wireless, LLC, JustKake Investments, LLC and Node Two Networks, LLC. Prairie Telephone owns 8.5% of Hilbert Communications, LLC.

Breda’s share of the earnings or losses of some of the above investments is reported on Breda’s income statement on the equity basis. Some of the investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities. Breda, Prairie Telephone and Westside Independent do not, however, control any distribution decisions for any of those entities, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

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

Breda, Prairie Telephone and Westside Independent were each owners of Class C stock in the Rural Telephone Bank. Breda owned 596 shares, Prairie Telephone owned 700 shares, and Westside Independent owned 40 shares. All of Breda’s, Prairie Telephone’s and Westside Independent’s shares were redeemed on April 13, 2006 for an aggregate of $1,336,000. The shares were carried at cost, and the par value of the shares was $1,336,000. The net of tax gain on the redemption of the shares was approximately $698,946.

Prairie Telephone sold its 28% ownership interest in Desktop Media, L.L.C. to Jaguar Communications, Inc. in September, 2007 for an aggregate of $317,383.

Breda and its subsidiaries also have various other miscellaneous investments. Some of those investments are described in the financial statements included in Item 8 of this annual report.

Neither Breda nor any of its subsidiaries engage in any material research and development activities.

Regulatory Requirements and Oversight

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are all subject to regulation by the Iowa Utilities Board (“IUB”). They operate their telephone businesses pursuant to certificates and various rules and regulations promulgated by the IUB. Although not anticipated to occur, the IUB could terminate their right to provide services if they fail to comply with those rules and regulations.

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

•

The IUB has designated Breda, Prairie Telephone and Westside Independent as “eligible telecommunications carriers.” This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission. The 1996 Telecom Act mandated goals of universal service to promote the availability of quality services at just, reasonable, and affordable rates; increasing access to advanced telecommunications services throughout the nation; and advancing the availability of such services to all consumers, including those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas. Four funding programs within universal services funding are broken out to meet these goals: High Cost; Schools and Libraries; Low Income; and Rural Healthcare. Breda, Prairie Telephone and Westside Independent were able to obtain the eligible telecommunications carrier designation because they are able to provide the services which are supported by the Universal Services Fund. Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding. Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. They received universal services funding of approximately $910,608 in the aggregate in 2006, $1,030,599 in the aggregate in 2007, and $1,020,202 in the aggregate in 2008. Breda anticipates receiving High Costs program and Low Income program universal services funding in 2009 in an amount comparable to that received in 2008.

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

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are also subject to regulation by the Federal Communications Commission (“FCC”). The material areas of regulation by the FCC are as follows:

•

The FCC regulates the access charge rates that can be charged by Breda, Prairie Telephone, Westside Independent and BTC, Inc. for interstate long distance calls. The National Exchange Carrier Association has been delegated some authority by the FCC regarding the regulation of access charge rates, but all changes proposed by the National Exchange Carrier Association must be approved by the FCC. The regulation of access charge rates is an area of particular concern and risk to Breda, Prairie Telephone, Westside Independent and BTC, Inc., and is discussed below and in Item 7 of this annual report.

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

•

The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent. A material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda’s revenues. The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding. The allocation may vary from year to year depending on the FCC’s determination, and it is not possible to predict how the FCC will allocate the support payment funding in any year. The amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will therefore vary from year to year. For example, they received, in the aggregate, support payment funding of $1,830,898 in 2006, $1,873,353 in 2007, and $1,812,971 in 2008. Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB. BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier. BTC, Inc. therefore does not receive support payment funding from the National Exchange Carriers Association.

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

Competitive Position and Factors Affecting Breda’s Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda’s competitive position and results of operations. These factors include the following:

•

The effect on Breda’s revenues of declining numbers of access lines caused by customer migration to cell phone usage only; technology advances allowing the provisioning of Internet services on the same access line as voice service; technology advances provisioning residential and business voice services over data circuits (VOIP); and the declining population base in the rural areas served by Breda and its subsidiaries.

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

•	The effect on Breda’s revenues from current and potential future changes in access rate regulation at the state and federal levels and in universal services funding by the FCC.

The IUB has reduced intrastate access rates by 2.7 cents per minute effective February 7, 2009. Discussions to reduce interstate access rates and to reduce and revamp universal services funding also continue at the federal level at the FCC.

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. The switching capabilities would also allow Breda to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services. Breda’s subsidiary, BTC, Inc. received final approval for release of funds for a $10,000,000 broadband loan from the RUS (Rural Utilities Services) on Friday, March 13, 2009. The funds will be used to overbuild Carroll, Iowa, and bring the most advanced telecommunications network possible through fiber optic technology to each home and business. Breda anticipates that construction will begin by late third quarter 2009 and will be completed in 2011. State of the art video services will be offered in addition to the already-listed telecommunication services.

Breda will modify its package offerings and pricing structures as it rolls out the advanced services in Carroll, Iowa.

•

The effect on Breda’s revenues from decreased customer counts for dialup Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s and its subsidiaries’ rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to consolidate cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services. Breda discontinued its cable TV services in third quarter 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman. Breda is attempting to sell all remaining cable TV exchanges except for those communities in which it offers local telephone service.

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

A more detailed discussion of some of the above factors is included in Item 7 of this annual report.

Service Marks

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

Employees

As of December 31, 2008, Breda had 34 full time employees and 1 part time employee. Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations. There currently are not any collective bargaining or other labor agreements with any of Breda’s employees, and only three of Breda’s employees have written employment agreements. Those employment agreements were with the chief executive officer, the chief operations officer and the chief financial officer of Breda. Breda may utilize part-time employees on an as needed basis.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 1B.	Unresolved Staff Comments.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Properties.

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

•

Prairie Telephone owns the real estate and building located at 500 Washington Avenue, Pacific Junction, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Pacific Junction and the surrounding rural area. The building has approximately 2,000 square feet.

•

Prairie Telephone owns the real estate and a second building located at 500 Washington Street, Pacific Junction, Iowa. The building was formerly used to house equipment used in providing telephone services, but is currently vacant.

•

Prairie Telephone owns the real estate and building located at 226 Main, Yale, Iowa. The building houses equipment used to switch, record and transmit telephone calls. The equipment is used in providing telephone services to Yale and the surrounding rural area. The building has approximately 1,125 square feet.

BTC, Inc. owns the real estate and building located at 603 N. Adams, Carroll, Iowa. The building has approximately 4,450 square feet. The building is used as a satellite administrative office, and houses sales and marketing staff and customer service representatives. The building is the main location for walk-in, customer traffic for telephone and Internet services in the Carroll market area. Breda leases a portion of the building for use as a retail store for the sale of cellular and related equipment and merchandise.

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

Tele-Services owns buildings located in thirteen different towns which house some equipment used to receive, descramble and transmit television signals. The equipment is sometimes referred to in the cable industry as “head-end equipment.” The buildings each have approximately 150 square feet. Tele-Services owns the real estate which houses its buildings in Malvern, Iowa and in Beaver Lake, Nebraska. The rest of Tele-Services’ buildings are located on real estate in each of the towns, which is generally made available to Tele-Services under its franchise or other agreement with those towns, but Tele-Services’ use of some of the real estate is pursuant to an oral agreement. Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, but in some cases Tele-Services is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

Breda, Prairie Telephone, Westside Independent and BTC, Inc. also each own various equipment used to switch, record and transmit telephone calls in the areas serviced by them. The equipment is all housed in buildings owned or leased by them, as discussed above. Breda believes that the normal and ordinary useful life of this type of equipment is from between approximately 5-12 years. The current equipment was purchased at various times over the period of 1998 to 2008. Breda believes the equipment is now in good operating condition and repair, considering ordinary wear and tear and depreciation. Breda, Prairie Telephone, Westside Independent and BTC, Inc. also own miscellaneous lines, cables and other equipment used to provide telephone services and Internet access.

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

All of the real estate and substantially all of the other assets of Breda, Prairie Telephone, Westside Independent and Tele-Services are subject to mortgages and security agreements given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for loans from the Rural Telephone Finance Cooperative. All of the real estate and substantially all of the other assets of BTC, Inc. are subject to mortgage and security agreements in favor of the Rural Utilities Service (RUS).

Item 3.	Legal Proceedings.

Except as noted in the following paragraph, as of the date of this annual report, Breda was not aware of any material pending legal proceeding to which Breda or any of its subsidiaries was a party or of which any of Breda’s or any of its subsidiaries’ respective property was the subject, other than ordinary routine litigation, if any, that was incidental to Breda’s or the subsidiaries’ business. Except as noted in the following paragraph, as of the date of this annual report, Breda was not aware that any governmental authority was contemplating any material proceeding against Breda or any of its subsidiaries or any of their respective property.

As discussed in Breda’s Form 10-Q for the quarter ended June 30, 2008, Verizon filed a complaint with the Iowa Utilities Board on May 29, 2008 against BTC, Inc. alleging violations of the terms, conditions and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. The Iowa Utilities Board, on January 22, 2009, issued an order denying the respondents’ (one of which was BTC, Inc.) motion to dismiss. The IUB therefore docketed the case and established a procedural schedule. Now that the IUB has ruled, it is considered a contested case and Verizon has sent a data request to BTC, Inc. Verizon and BTC, Inc. have been in active settlement negotiations, and the data response date was set back to March 30, 2009. It is anticipated that this data response date will continue to be delayed as long as the settlement negotiations remain active.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of October 1, 2008 through December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Breda’s authorized stock consists of 5,000,000 shares of Class A Common Stock, no par value, and 5,000,000 shares of Class B Common Stock, no par value. The Class A Common Stock is comprised of three series, consisting of 4,968,984 shares of Series 1 Class A Common Stock, 30,959 shares of Series 2 Class A Common Stock, and 57 shares of Series 3 Class A Common Stock. As of March 1, 2009, Breda had the following outstanding shares of stock: (i) 2,324 shares of the Series 1 Class A Common Stock, which were held by 58 different shareholders; (ii) 24,487 shares of the Series 2 Class A Common Stock, which were held by 537 different shareholders; (iii) 47 shares of the Series 3 Class A Common Stock, which were held by 19 different shareholders; and (iv) 3,993 shares of Class B Common Stock, which were held by 100 different shareholders.

Breda had a total of 661 shareholders as of March 31, 2009. Some of the shareholders own shares of more than one of the series of the Class A Common Stock, however, and that is why the total number of shareholders noted in the preceding paragraph exceeds 661. The determination of the number of shareholders is based upon the number of record holders of the shares as reflected in Breda’s internal stock records.

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

The board of directors has historically made this determination once per year, in March, April or May, based upon Breda’s then most recent year-end financial statements. Breda’s fiscal year ends on December 31. The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The purchase price then generally applies until the board of directors makes a new determination and announces the new purchase price at the next annual shareholders meeting. The board of directors has, however, departed from its historical practice on a couple of occasions, primarily in connection with the sale of assets in a transaction which was material to Breda. Beginning with the fiscal year ended December 31, 2006, the board of directors determined to notify shareholders of the established purchase price by letter sent with the dividend payments on or before each April 1st.

The new purchase price consequently becomes effective on or around April 1st of each year instead of the annual meeting date.

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

The board of directors has followed Breda’s historical practices since that time, by announcing a new purchase price of:

•	$258 per share at the May 16, 2001 annual meeting of the shareholders,

•	$280 per share at the May 21, 2002 annual meeting of the shareholders,

•	$303.00 per share at the May 20, 2003 annual meeting of the shareholders,

•	$326 per share at the May 18, 2004 annual meeting of the shareholders,

•	$357 per share at the May 17, 2005 annual meeting of the shareholders,

•	$394 per share, by letter to the shareholders dated July 12, 2006,

•	$457 per share, by letter to the shareholders dated April 2, 2007, and

•	$509 per share, by letter to the shareholders dated April 1, 2008.

•	$547 per share, by letter to the shareholders dated April 1, 2009.

The per share amount was established based upon Breda’s book value as reflected in its most recent year-end financial statements, consistent with Breda’s historical practices, except that, since 2002, the purchase price has been set at approximately 70% of the book value.

The per share amounts that were announced by the letters to the shareholders were announced by those letters instead of at the annual meeting of the shareholders, given delays that were experienced by Breda in either holding those annual meetings, or in the board’s desire to maintain the marketability of Breda’s shares.

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

The purchase price as determined by the board of directors has increased from $27 per share in 1995 to the current $547 per share amount described above. Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

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

None of Breda’s shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of October 1, 2008 to December 31, 2008. As of the date of this annual report, Breda did not have any publicly announced plans or programs with respect to purchases of its shares of common stock.

Given that repurchases of common stock by Breda is currently one of the primary methods for a shareholder to be able to sell the shareholder’s shares, the following paragraphs provide some information on Breda’s past purchases of its common stock from its shareholders from 2000 through 2008.

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

Breda repurchased a total of 80 shares of its common stock during 2007 from 1 shareholder, at a purchase price of $457 per share.

Breda repurchased a total of 85 shares of its common stock during 2008 from 2 shareholders, at a purchase price of $457 per share.

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

There were 21 separate transfers of shares during the calendar year 2007 between shareholders on the list or among family members. A summary of those transfers is as follows:

1.	Two shares were sold for $394 per share.
2.	Forty-five shares were sold for $394 per share.
3.	Two shares were sold for $400 per share.
4.	Eleven shares were sold for $457 per share.
5.	Two shares were sold for $457 per share.
6.	Ten shares were sold for $460 per share.

7.	Two shares were sold for $457 per share.
8.	Eight shares were sold for $450 per share.
9.	Thirty shares were sold for $457 per share.
10.	Two shares were sold for $457 per share.
11.	Ten shares were sold for $457 per share.
12.	Thirty shares were sold for $457 per share.
13.	Ten shares were sold for $457 per share.
14.	One hundred twenty shares were sold for $457 per share.
15.	Fifty-three shares were sold for $457 per share.
16.	One hundred ten shares were sold for $457 per share.
17.	Nine shares were sold for $457 per share.
18.	Eighty-three shares were sold for $457 per share.
19.	Forty-seven shares were sold for $457 per share.
20.	Two hundred forty two shares were sold to four employees for fair market value as determined by the employer.
21.	Ten shares were sold for $480 per share.

There were 38 separate transfers of shares during the calendar year 2008 between shareholders on the list or among family members. A summary of those transfers is as follows:

1.	Ten shares were transferred between spouses.
2.	Two shares were sold for $460 per share.
3.	Thirteen shares were sold for $457 per share.
4.	One hundred sixty shares were transferred equally (32 shares) to five family members and two shares were sold for $457 per share.
5.	Fifteen shares were sold for $457 per share.
6.	Ninety-two shares were transferred to family members as follows: eight individuals received eight shares each and four individuals received seven shares each.
7.	Fifty shares were sold for $462 per share.
8.	Sixty-seven shares were transferred to a family member.
9.	One hundred shares were transferred to three family members as follows: two individuals received 33 shares each and one individual received 34 shares.
10.	One hundred eighty shares were transferred equally (20 shares) to nine individuals.
11.	One hundred shares were sold for $457 per share.
12.	Two hundred twelve shares were transferred equally to four individuals.
13.	Two shares were transferred from one spouse to another.
14.	Three shares were transferred from one spouse to another.
15.	Two shares were sold for $509 per share.
16.	Two shares were sold for $509 per share.
17.	Two shares were sold for $509 per share.
18.	Fifteen shares were sold for $510 per share.

19.	Thirty shares were sold for $1 per share.
20.	Four shares were transferred equally to four individuals.
21.	Two hundred twelve shares were transferred to the shareholder’s son.
22.	Twelve shares were sold for $509 per share.
23.	Thirty eight shares were sold for $509 per share.
24.	Two shares were sold for $509 per share.
25.	Two shares were sold for $509 per share.
26.	Fifty six shares were sold for $514 per share.
27.	Ten shares were transferred to brother.
28.	Two shares were transferred to related party.
29.	Two shares were sold for $509 per share.
30.	Thirteen shares were sold for $509 per share.
31.	Two shares were transferred to former spouse.
32.	Ten shares were transferred to spouse.
33.	One hundred forty eight shares were transferred to shareholders’ trust.
34.	One hundred twenty five shares were transferred to sister.
35.	Thirty four shares were transferred to children.
36.	Thirty shares were sold for $1 plus other consideration.
37.	Thirty shares were sold for $509 per share.
38.	Fourteen shares were transferred to spouse.

Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.

No shares of stock were issued by Breda in 2008.

As of the date of this annual report, Breda did not have any equity compensation plans (including any individual compensation arrangements) in place for any directors, officers, employees or other persons.

As of the date of this annual report, Breda had no plans to, and had not agreed to, register any of its common stock under any federal or state securities laws.

There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible into or exchangeable for common stock of Breda. Breda’s shares of common stock are not convertible into any other securities.

Breda has declared and paid 10 dividends to its shareholders since Breda was incorporated in 1964. The dividends were declared in March or April of each of 1999 through 2008. The first six dividends were in the amount of $3.00 per share, the 2005, 2006 and 2007 dividends were in the amount of $7.00 per share, and the 2008 dividend was in the amount of $8.00 per share. The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, $94,479, $218,190, $217,161, $217,112, and $246,808. At its board meeting on March 16, 2009, Breda declared an $8.00 per share dividend for shareholders of record on March 17, 2009, payable on or before April 1, 2009, and totaling $246,808.

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

Breda does not currently believe, however, that the restrictions in the RTFC loan agreements will preclude Breda from paying any dividends or distributions or from repurchasing any of its shares of common stock during 2009, should Breda otherwise determine to do so.

Although Breda has declared a dividend in each of the years from 1999 through 2008, there is no assurance that regular dividends will continue to be able to be paid by Breda in the future given both the general economic outlook that was in existence at the time of the preparation of this annual report and given the revenue pressures being felt by Breda at that time. It is possible, therefore, that no, or perhaps reduced, distributions will be declared and paid by Breda in future years.

Item 6.	Selected Financial Data.

This Item is not applicable to smaller reporting companies such as Breda.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Except for any historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report. No one should place strong or undue reliance on any forward-looking statements. Breda’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks and other matters noted at the beginning of this annual report. This Item should be read in conjunction with the financial statements and related notes and with the understanding that Breda’s actual future results may be materially different from what is currently expected or projected by Breda.

Overview.

General

Breda is a provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”.

Breda and its subsidiaries operate seven telephone exchanges as the historical or incumbent local exchange carrier (ILEC). BTC, Inc. offers competitive local exchange carrier (CLEC) services in Carroll, Iowa. Qwest is the incumbent local exchange carrier for that area. The telecommunications services provided by Breda or its subsidiaries include long distance services, dial-up and high speed Internet services, satellite Internet services, and cable TV services.

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

Local Exchange Carrier Services. This segment provides telephone, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. Breda also provides long distance services to its customers in all of its ILEC exchanges and its CLEC exchange and the surrounding areas.

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

Breda’s primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc. The operating revenues from telephone services are primarily derived from the following types of fees and charges:

•

Flat monthly fees charged to subscribers for basic local telephone services. As of March 1, 2009, those fees varied from approximately $15.00 to $35.00 per month. The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

•

Access charge revenues payable by long distance carriers for intrastate and interstate exchange services provided to those long distance carriers. Access charge revenues constitute a substantial part of Breda’s consolidated revenues, and the regulation of access charge rates by the Federal Communications Commission and the Iowa Utilities Board creates a material risk to Breda and its subsidiaries, as is discussed in more detail below.

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

•

Breda, Prairie Telephone, Westside Independent and BTC, Inc. each generate revenues from providing Internet access and from sales and leases of other equipment and facilities for private line data transmission, such as local area networks, virtual private networks and wide area networks. They are experiencing intense services and pricing competition in providing Internet access.

As noted above, access charge revenues constitute a substantial part of Breda’s consolidated revenues, and the regulation of access charge rates by the FCC and the IUB creates a material risk to Breda and its subsidiaries.

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

While Breda and its subsidiaries have experienced an overall increase in average monthly settlement revenue mainly due to the increase in interstate access rate payments for the individual elements making up the interstate access rate that also became effective on July 1, 2007, Breda is beginning to see decreases in the interstate access minutes on which these rates are applied because more customers are using cell phones to make their long distance calls.

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

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on intercarrier compensation plans, which are now before the FCC.

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

The ITA asked the IUB to enter a stay that delayed the June 29th deadline for ITA to reduce its intrastate access rates while the IUB considered the economic impact of its Order. The ITA also requested the IUB open an investigation docket or a rulemaking docket to consider reasonable approaches to the determination of Iowa intrastate access rates; establish a three-year phase-in period for implementation of the 1/3 reduction in the intrastate access charges; and delay implementation of the Order for 90 days. On June 27, 2008, the IUB granted ITA’s application for Stay of the May 30, 2008 order on intrastate access, and it also granted the ITA’s Motion for Rehearing to further consider the existing record and the arguments. The rates collected since the June 27, 2008 date were being collected subject to refund.

In its January 8, 2009 Order Denying Requests for Reconsideration, the IUB reaffirmed its May 30, 2008 ruling, which directed ITA to eliminate the 1.5 cent TIC charge and reduce the local switching charge to 2.4435 cents per minute to mirror the NECA No. 5 Tariff. The Board gave ITA 30 days, or until February 9, 2009 to file the new tariff, upon which date the new rates would be effective. Also in the Order, the IUB rejected the carriers’ request that companies who concur in ITA’s tariff give the interexchange carriers retrospective refunds back to summer of 2007. The IUB also did not order refunds back to the original June 29, 2008 effective tariff date. ITA filed the revised ITA Access Tariff No. 1 on January 30, 2009, which deleted the 1.5 cent transport interconnection charge and reduced the local switching rate to $.02808, which mirrored the NECA Tariff effective on July 1, 2008. The net effect was a 2.7 cent decrease per minute of intrastate access traffic, which as noted previously will decrease Breda’s revenue by more than $200,000 per year. No intrastate tariff that would mirror the other elements of the NECA interstate access rate has been filed in response to the July 1, 2008 interstate filing at the FCC.

Breda believes that it is extremely likely that the IUB could again reduce intra-state access rates by eliminating the 3-cent carrier common line rate element, and if that occurs, it will have a negative impact on Breda’s operating income, with an additional decrease in access revenue of more than $200,000 per year.

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

On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program. Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007. On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs. The order become effective on August 1, 2008, and is still in place as of the date of this annual report.

Breda believes that federal universal service fund criteria will continue to change but is unable to determine estimated time frames or estimated financial ramifications of all of the provisions as of the date of this annual report. Because of the decrease in intrastate access rates implemented by the IUB on February 7, 2009, and the changes being implemented on the federal level with the federal universal service fund, Breda and its representative industry members are studying the feasibility of a state universal service fund. Because of the preliminary nature of these discussions, Breda is not able to estimate what financial ramifications, if any, could come from such a fund.

Phantom traffic is another issue related to intercarrier compensation. Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on ILEC switches is being delivered in a form in which billing information is absent, lost, stripped or altered. Studies have also shown that ILEC’s, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic. Another problem is that even when the originating service provider of the phantom traffic is discovered, it is difficult to get proper payment from the provider, in part because there are no penalties imposed for failing to make payment. In November 2006, supporters of the Missoula Plan filed a proposal for a uniform process for the creation and exchange of call detail data to be implemented as part of an interim phantom traffic solution. The proposal sets forth standards and details responsibilities by which carriers are to create call detail records and call summary information, as well as applicable charges for the records. The FCC has put this proposal out for public comment. Breda and other carriers believe that penalty and arbitration provisions should also be implemented in addition to the proposed “truth in labeling” requirements. The Iowa Telecommunications Association “Qwest Committee” is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access charges to ILEC’s. No final resolution had come out of these efforts as of the date of this annual report.

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

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers until mid year 2007. Beginning in May 2007, and continuing through the date of this annual report, BTC, Inc. began to receive dispute notifications from the various major interexchange carriers disputing the volume of minutes and disputing interstate and intrastate switched access charges billed by BTC, Inc. to them. BTC, Inc. has contacted legal counsel for assistance in its collection actions against Verizon Business, Sprint, AT&T and Qwest. In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York, as well as oral arguments and proceedings before the FCC and the Iowa Utilities Board. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On October 2, 2007, the FCC issued an Order granting in part and denying in part the complaint filed by Qwest Communications against Farmers and Merchants Mutual Telephone Company of Wayland, Iowa. The FCC found that the telephone company had not acted unlawfully by imposing interstate access charges for conference bridge services. While the FCC ruled that the telephone company did generate an excessive rate of return, the telephone company’s tariff was found to be lawful under the Telecommunications Act, and therefore Qwest could not recover damages. Qwest filed a Petition for Partial Reconsideration of the FCC’s order on November 1, 2007, and the FCC issued an Order on January 29, 2008 granting in part Qwest’s request to have Farmers produce certain documents that it had produced in a related proceeding before the IUB. The FCC also granted Qwest’s petition for additional FCC proceedings to consider the relevance of that new evidence. BTC, Inc. anticipates continued rulings and decisions on many of these outstanding cases and proceedings within six months.

On October 2, 2007, the FCC also published a rulemaking proceeding to investigate cost and tariffing issues raised by allegations that some rural local exchange carriers are experiencing significant increases in access demand, resulting in unreasonable access rates. The FCC is seeking comment on several possible approaches to address alleged access stimulation strategies. One proposal being considered would require carriers to file revised tariffs if demand increased beyond a threshold level. The FCC is requesting information on rate-of-return ILECs, such as Breda, Prairie Telephone and Westside Independent, price-cap ILECs, and CLECs such as BTC, Inc. No final determinations have been made as of the date of this annual report.

On May 29, 2008, Verizon filed a complaint with the IUB against BTC, Inc. alleging violations of the terms, conditions, and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. Breda’s legal counsel is in rate negotiations with Verizon, and the referenced case is also proceeding as negotiations are taking place. Breda and AT&T settled their rate negotiations when a Settlement Agreement and Release was signed by both parties on December 22, 2008. Breda anticipates initiating rate negotiations with each of the individual carriers during the 2009 year.

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

A significant increase in programming costs began January 1, 2009, when the “must-carry”, three-year contracts for commercial television stations ended. According to FCC rules, commercial television stations are required to make elections between retransmission consent and must-carry status. The FCC required that the original elections were made by June 17, 1993, and subsequent elections were made at three-year intervals with the election to be made by October 1st, and an effective date of January 1st. The most recent three-year period ended on December 31, 2008, but Tele-Services was notified prior to the October 1, 2008 date, that most all of the commercial television stations were electing retransmission status for the three-year period beginning January 1, 2009, and as part of that status, that retransmission agreements would need to be negotiated and signed in order to continue carriage of these stations after January 1, 2009. By the stations electing retransmission status, Tele-Services is now required to pay these stations a per subscriber fee per month, or quarterly, or annually, to carry these stations. These are new programming charges that were not present in the past when the stations had been designated as “must-carry” stations. Tele-Services completed all negotiations with the commercial television stations by the January 1, 2009 date, and the additional cost to provide the same line-up of commercial televisions stations averaged between $1.35 to $2.20 per customer per month depending on the location of the cable TV system and the stations included in the channel line-up.

The Deficit Reduction Omnibus Reconciliation Act of 2005 included the digital television transition legislation. The Act established February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum, but in February 2009, Congress passed a bill, which President Obama signed, that postponed the DTV transition until June 12, 2009. All of Tele-Services’ cable service systems are analog systems. Tele-Services has installed the equipment in each of its cable TV communities to receive and convert the digital signal to an analog signal, and is in compliance with all requirements of the Deficit Reduction Omnibus Reconciliation Act of 2005. If Tele-Services were to provide total digital transmission of all programming, it would require significant upgrades to Tele-Services’ plant, equipment, and cables. As noted previously, Tele-Services is actively pursuing the sale of eight of its remaining thirteen communities. It turned down three of its smallest communities in second quarter 2008, and sold two additional communities in the fourth quarter 2008.

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

BTC utilized the Statewide Cable Franchise Bill by filing an Application for Certificate of Franchise Authority with the IUB on March 19, 2009. BTC is seeking franchise authority to provide video services to the city of Carroll, Iowa as part of its fiber-to-the-home project. As indicated previously, BTC received RUS release of funds approval on March 13, 2009 for this project.

Other miscellaneous sources of revenue are discussed in the financial statements included in Section 8 of this annual report.

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past three fiscal years:

	2008	2007	2006

Local exchange carrier (1)	85.8%	86.9%	84.4%
Broadcast (2)	6.8%	6.8%	8.4%
Internet service provider (3)	7.4%	6.3%	7.2%

	100.0%	100.0%	100.0%

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

Twelve months ended December 31, 2008 Compared to Twelve months ended December 31, 2007

OPERATING REVENUES

The following table sets forth the components of Breda’s revenues for the twelve months ended December 31, 2008, compared to the same period in 2007.

	Years Ended December 31,		Change

	2008	2007	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$935,396	$917,101	$18,295	2.0%
Network access services	7,892,827	6,428,950	1,463,877	22.8%
Long distance services	269,347	315,704	(46,357)	-14.7%
Cellular services	1,725,510	1,561,915	163,595	10.5%
Billing and collection services	12,230	11,284	946	8.4%
Uncollectibles	(2,750,042)	(328,979)	(2,421,063)	-735.9%
Miscellaneous	191,791	203,788	(11,997)	-5.9%

	$8,277,059	$9,109,763	$(832,704)	-9.1%

Broadcast Services	$651,163	$711,461	$(60,298)	-8.5%

Internet services	$713,359	$658,653	$54,706	8.3%

	$9,641,581	$10,479,877	$(838,296)	-8.0%

There was a decrease in total operating revenues for the twelve-month period ended December 31, 2008 (when compared to the twelve-month period ended December 31, 2007) of $838,296, or 8%.

Local Exchange Carrier Services – ($832,704)

Local exchange carrier services revenues accounted for 85.8% of all operating revenue in the twelve-month period ended December 31, 2008. There was a $832,704, or 9.1%, decrease in local exchange carrier services revenues for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007.

Local network services revenues increased $18,295, or 2%, for the twelve months ended December 31, 2008, as compared to the same period in 2007, primarily because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, Iowa. Breda’s long distance services revenue decreased $46,357, or 14.7%, for the twelve months ended December 31, 2008, as compared to the twelve-month period ended December 31, 2007. Breda has experienced the same industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Network access services increased $1,463,877, or 22.8%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. This increase mainly resulted from increased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s conference bridge services generated approximately $4,957,310 of access revenue for the twelve-month period ending December 31, 2008, compared to approximately $3,055,159 for the twelve-month period ending December 31, 2007. Network access services revenue no longer includes originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. During 2008, Breda upgraded its network to use Ethernet to provide its Internet services to most of its subscribers. This method of provisioning does not generate access revenue. For the twelve-month period ended December 31, 2007, Internet customers had generated $230,762 in access revenue. During 2008 Breda was able to offer high speed Internet services to most of its dial-up customers. Many customers switched to Breda’s high speed Internet services, which is not provisioned with the use of the toll traffic network, so while Breda experienced an increase in its Internet service revenues, it did cause a decrease in Breda’s network access services revenue. Breda’s access revenue has also increased because of its increased customer base, and particularly the Carroll, Iowa, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $163,595, or 10.5%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. The overall number of customers served between the two years increased 9.7%, and there was a corresponding increase in the amount of commissions received on the cellular services sold and an increase in cellular equipment sales for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007.

Uncollectibles decreased $2,421,052, or 735.9%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 2007. This decrease is mainly attributable to a $2,498,747 allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue. Other than the complaint Verizon filed with the Iowa Utilities Board on May 29, 2008, Breda is not a party to any legal action with any carriers but Breda is working to receive payment on some of its conference bridge access minutes. Breda set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.

Miscellaneous revenue decreased $11,997, or 5.9%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 2007. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue. Billing and collection revenue increased slightly but remains an overall decreasing revenue stream since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them. Industry guidelines no longer allow payment for the provisioning of tandem services to neighboring telephone companies so these companies rerouted traffic that was previously tandemed by Breda. Effective August 15, 2007, Breda no longer provided and received payment for these services which resulted in a decrease in revenue.

Broadcast Services – ($60,298)

Broadcast services decreased $60,298, or 8.5%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Breda’s subsidiary, Tele-Services, continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are now able to also include local channels in their package offerings. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. Tele-Services discontinued operations in three of its small cable TV communities in the second quarter of 2008. The Iowa communities whose cable TV services were discontinued were Bayard, Lohrville and Thurman. Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008. Tele-Services is actively pursuing the sale of eight of its remaining thirteen cable TV properties.

Internet Services – $54,706

Internet services revenue increased $54,706, or 8.3%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Breda has experienced a 40.7% increase in its high speed Internet customer base when comparing the two periods, which has offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet. Breda is gaining high speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa. All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month. Breda had last adjusted its Internet services pricing in May 2007 when Breda had consolidated its high-speed Internet offering into two price and bandwidth options. Breda continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The following table sets forth the components of Breda’s operating costs for the twelve months ended December 31, 2008, compared to the same period in 2007.

	Years Ended December 31,		Change

	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of services	$5,197,522	$5,271,344	$(73,822)	-1.4%
Depreciation and amortization	973,789	1,016,247	(42,458)	-4.2%
Selling, general and administration	2,360,566	2,227,901	132,665	6.0%

	$8,531,877	$8,515,492	$16,385	0.2%

Cost of Services – ($73,822)

Cost of services decreased $73,822, or 1.4%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Plant specific operations, which decreased $101,918, or 4.2%, was mainly attributable to a decrease in fiber lease expense and a decrease in plant repairs and maintenance. Both of these decreases are attributable to the upgrade of Breda’s network during 2008, and the installation of new meta-switches in four of its exchanges. Plant nonspecific operations increased $18,412, or 5.1%, and was mainly attributable to increased postage, utility, and provisioning costs. Long distance provisioning costs increased $25,651, or 12.9%, and reflects the increased rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers. These rates are reflective of the somewhat higher access rates that the underlying carriers must pay in Iowa. Cellular provisioning costs increased $155,108, or 13%, and reflect the increased cost of equipment and accessories to serve the 9.7% increase in the cellular customers base in 2008 when comparing to the twelve-month period ended December 31, 2007. Internet provisioning costs decreased $181,671, or 28.5%, and resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost but because of its increased bandwidth capabilities, Breda can provision many more customers on these facilities without having to expand its capacity. Breda’s cost of nonregulated services decreased $6,705, or 11.5%, and is attributable to the decreased number of key systems sold during the twelve months ended December 31, 2008, when compared to the twelve month period ended December 31, 2007.

While Tele-Services’ overall customer growth for Tele-Services’ cable TV services continued to decline, its programming fees increased $17,301, or 4.1%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Even though Tele-Services is a member of an industry programming purchasing group, it continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.

Depreciation and Amortization –($42,458)

Depreciation and amortization expense decreased $42,458, or 4.2%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. While Breda is now depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations, for Emergency Alert Equipment in its cable TV operations from 2006, for a new operating software support system, network upgrades, and new and upgraded Internet service facilities from 2007, many of its 2008 capital improvements such as the four meta-switches did not become operational until close to year-end 2008. A significant portion of Breda assets is becoming depreciated in full, which offsets the depreciation for new assets being placed in service. Breda anticipates a significant increase in its depreciation expense in 2009 as many of 2008’s capital projects become operational.

Selling, General and Administration – $132,665

Selling, general and administration expenses increased $132,665, or 6%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Property and general taxes decreased $9,370, or 4.4%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Corporate operations increased $110,817, or 9.4%, during the twelve-month period ended December 31, 2008, when compared to the same period in 2007, because of increased legal and consulting fees in 2008. Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction as well as its strategic planning for its own operations. Customer operations increased $31,218, or 3.7%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007, and mainly resulted from increased wages and benefits effective during 2008, and the increased advertising expenses for the roll-out and upgrade of Breda’s Internet and other service offerings.

OTHER INCOME (EXPENSE)

The following table sets forth the components of other income (expense) for the twelve-month period ended December 31, 2008, compared to the same period in 2007.

	Years Ended December 31,		Change

	2008	2007	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$442,973	$486,217	$(43,244)	-8.9%
Gain or (Loss) on sale of investments	6,018	68,058	(62,040)	-91.2%
Gain on disposal of assets	15,561	13,958	1,603	11.5%
Interest expense	(77,354)	(91,871)	14,517	-15.8%
Income from equity investments	1,750,682	1,447,478	303,204	20.9%
Loss on impairment of note receivable	(445,253)	—	(445,253)	-100.0%
Other, net	(43,477)	(43,965)	488	1.1%

	$1,649,150	$1,879,875	$(230,725)	-12.3%

Interest and Dividend Income. Interest and dividend income decreased $43,244, or 8.9%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. This decrease in interest and dividend income was due to the decreased investments in both temporary investments and marketable securities on which Breda generates interest income. Two of Breda’s subsidiaries, Prairie

Telephone and Westside Independent, received dividends totaling $67,011 from their investment in Iowa Network Services during the twelve-month period ending December 31, 2008, and for which the corresponding income during the twelve-month period ended December 31, 2007 was $49,115. Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. The $6,018 gain on sale of investments for the twelve-month period ended December 31, 2008, is a combination of the net gains and losses on the redemption of temporary investments. The $68,058 gain on sale of investments for the twelve-month period ended December 31, 2007, is a combination of a $97,100 gain on the sale of Prairie Telephone’s investment in Desktop Media, LLP and the net gains and losses on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $15,561 gain on disposal of assets for the twelve-month period ended December 31, 2008 represents the gain from the sale or trade-in of service vehicles and generators, the gain on the sale of cable TV properties, and the retirement of the Lidderdale switch. The $13,958 gain on disposal of assets for the twelve-month period ended December 31, 2007 represents the gain from the sale or trade-in of service vehicles, and the gain on the sale of a small parcel of land, and a small central office building, in Farragut, Iowa.

Interest Expense. The $14,517, or 15.8%, decrease in interest expense for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period. The ten-year period ended July 17, 2008, and the RTFC loan reverted to a variable rate loan on that date. Interest accrued at the rate of 6.5% for the time period July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period October 1, 2008 through December 31, 2008.

Income from Equity Investments. Income from equity investments increased $303,204, or 20.9%, for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the twelve-month period ended December 31, 2008 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.

Loss on Impairment of Note Receivable. The $445,253 loss on impairment of note receivable for the twelve-month period ended December 31, 2008, represents an impairment recorded against Breda’s note receivable from Spiralight Network, LLC, for which there is not corresponding entry during the twelve-month period ended December 31, 2007.

Other, net. The $488, or 1.1%, increase in other net income for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007, is mainly attributable to decreased partnership-related costs.

Income Tax Expense. Income taxes decreased $535,631, or 39.2%, for the twelve-month period ended December 31, 2008, when compared to the same period in 2007. The effective tax rate in 2008 is 30.5%, compared to a 35.5% tax rate in 2007. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments, which are exempt from income tax.

Net Income. Net income decreased $549,775, or 22.1%, for the twelve-month period ended December 31, 2008, when compared to the same period in 2007.

Liquidity and Capital Resources at Twelve Months Ended December 31, 2008.

Breda’s short-term and long-term liquidity requirements arise primarily from the following: operations and working capital requirements; capital expenditures; interest payments on the long term financing from the Rural Telephone Finance Cooperative; dividend payments on Breda’s common stock; redemption of Breda’s common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. Breda received approval on March 13, 2009 for funds release on a $10,000,000 broadband loan from the RUS. Breda plans to use this funding for the fiber optic network build-out in Carroll, Iowa, during the 2009, 2010 and 2011 construction seasons. For the twelve months ended December 31, 2008 and 2007, cash provided by operating activities was $2,772,282 and $3,099,063, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or as noted previously, the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda’s believes that its present revenues would be able to sustain the costs of additional debt if the need arose. All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of December 31, 2008, and December 31, 2007.

	As of

	December 31, 2008	December 31, 2007

Short-Term Liquidity
Current Assets	$6,559,666	$4,342,424
Current Liabilities	2,076,864	1,544,835

Net Working Capital	$4,482,802	$2,797,589

Cash and Cash Equivalents	$1,237,007	$1,104,327
Short Term Marketable Securities	$604,435	$480,311
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $2,217,242, or 51.1%, for the year ended December 31, 2008, when compared to the year ended December 31, 2007, and was due mainly to three items. The first was the $256,804 increase in cash, cash equivalents, and marketable securities. The second was the $1,550,374 increase in accounts receivable, which was due to unpaid conference bridge access services (as discussed previously, Verizon, Sprint, Qwest and other carriers are refusing to pay for these services). The third was the $704,301 increase in deferred income taxes. An increase in Breda’s book to tax differences for items such as bonus depreciation used for tax purposes on its significant capital improvements of the four meta-switches and the network upgrades increased the deferred income taxes. Breda had a $660,624 decrease in the current portion of Breda’s notes receivable. At December 31, 2008, Breda held a $519,012 promissory note, less allowance of $445,253, from its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. At December 31, 2007, Prairie Telephone held a $480,000 note receivable from Jaguar Communications, Inc. earning interest at the rate of 4.81%, and which was acquired with Prairie Telephone’s sale of its interest in Desktop Media, LLC in September 2007. Breda also held a promissory note from Spiralight Network, LLC at December 31, 2007 in the amount of $480,000. The Jaguar Communications, Inc. note was paid in full as of December 31, 2008.

Current liabilities increased $532,029, or 34.4%, for the year ended December 31, 2008, when compared to the year ended December 31, 2007. Accounts payable increased $901,390, or 106%, when comparing the two periods, which is mainly attributable to an increase in the amount incurred as of December 31, 2008 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2007. Other increased accounts payable resulted from construction projects and associated consulting fees. Accrued taxes decreased $390,660, or 100%, for the year ended December 31, 2008, when compared to the year ended December 31, 2007. The accrued taxes decrease was primarily the result of the decrease in federal and state income taxes payable resulting from the decreased revenue received in the AT&T conference bridge settlement agreement.

The following table summarizes Breda’s sources and uses of cash for the twelve months ended December 31, 2008 and 2007.

	For the Years Ended December 31,

	2008	2007

Net Cash Provided (Used)
Operating Activities	$2,772,282	$3,099,063
Investing Activities	(2,166,239)	(2,343,043)
Financing Activities	(473,363)	(429,401)

For the twelve months ended December 31, 2008 and 2007, cash provided by operating activities was $2,772,282 and $3,099,063, respectively.

Cash used in investing activities decreased $176,804 for the twelve-month period ended December 31, 2008, when compared to the twelve-month period ended December 31, 2007. Capital expenditures for the twelve-month period ended December 31, 2008 were $2,763,756, and were $1,319,496 for the same period in 2007. The purchase of equity investments in Alpine Communications, LC and Swisher Telephone was $1,422,000 for the twelve-month period ending December 31, 2008, and was $169,412 for the twelve-month period ended December 31, 2007. The purchase of marketable securities was $419,433 for the twelve-month period ended December 31, 2008, and was $2,040,367 for the twelve-month period ended December 31, 2007. Proceeds from the sale of marketable securities to fund the capital improvements was $2,192,168 in the twelve-month period ended December 31, 2008, and was $1,574,000 in the twelve-month period ended December 31, 2007.

Cash used in financing activities was $473,363 for the twelve-month period ended December 31, 2008, and $429,401 for the twelve-month period ended December 31, 2007. During the twelve-month period ended December 31, 2008, cash was used to repay $187,710 of long term debt, to pay dividends to the shareholders of $8 per share totaling $246,808, and to redeem common stock for $38,845. Breda used cash during the twelve-month period ended December 31, 2007 to repay $175,729 of Rural Telephone Finance Cooperative long term debt, to pay dividends to shareholders of $7 per share totaling $217,112, and to redeem common stock for $36,560.

Long Term Debt

As of December 31, 2008, Breda had outstanding $951,495 of long-term debt with the Rural Telephone Finance Cooperative. This debt carried a fixed rate of interest of

7.35% until July 17, 2008, at which time the debt reverted to a variable rate loan. The interest rate from July 17, 2008 to December 31, 2008 ranged from 6.5% to 7% per annum. Substantially all of the assets of Breda are pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes are to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013.

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

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the twelve months ended December 31, 2008, capital expenditures were $2,763,756.

Breda’s contractual obligations as of December 31, 2008 are:

2009	$200,507
2010	214,177
2011	228,779
2012	244,377
2013	63,655

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda’s currently foreseeable operational, capital expenditure, and debt service requirements for its present operations. Breda’s actual cash needs and the availability of required funding may, however, differ from Breda’s expectations and estimates, and those differences could be material. Future capital requirements would depend on many factors, including, among others, the demand for Breda’s services in Breda’s existing markets and regulatory, technological and competitive developments.

Off-Balance Sheet Risk and Concentration of Credit Risk; Investment Policy

Breda has no off-balance sheet exposure or risk.

Breda has certain financial instruments, which could potentially subject Breda to concentrations of credit risk. The financial instruments consist primarily of trade receivables and cash and temporary cash investments.

Breda adheres to an investment policy for its marketable securities which allows investments in the following:

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Item 8.	Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2008 and 2007

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were unable to perform audit procedures for 2008 supporting the Company’s investments in Spiralight Network LLC, RSA 7 Limited Partnership, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership stated at $3,161,819 at December 31, 2008, or its equity in earnings in such partnerships of $1,134,097, which is included in net income for the year ended as described in Note 4 to the financial statements. We were unable to perform audit procedures for 2007 supporting the Company’s investment in Iowa 8 Monona Limited Partnership stated at $1,492,056 at December 31, 2007, or its equity in earnings in such partnership of $470,430, which is included in net income for the year ended as described in Note 4 to the financial statements.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the investment and earnings of Spiralight Network LLC, RSA 7 Limited Partnership, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 27, 2009

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,237,007	$1,104,327
Marketable securities	604,435	480,311
Accounts receivable, net of allowances of $3,415,824 and $676,422 in 2008 and 2007, respectively	3,290,640	1,740,266
Interest receivable	81,730	98,013
Notes receivable, less impairment of $445,253 in 2008	73,759	734,383
Inventory, at average cost	227,731	152,857
Prepaid income taxes	406,451	—
Other	111,261	17,973
Deferred income taxes	718,595	14,294

	6,751,609	4,342,424

OTHER NONCURRENT ASSETS
Marketable securities	5,440,550	7,374,754
Investments in unconsolidated affiliates at equity	8,593,958	7,950,825
Other investments at cost	599,131	611,707
Goodwill	896,812	896,812

	15,530,451	16,834,098

PROPERTY, PLANT AND EQUIPMENT	6,809,652	5,015,302

TOTAL ASSETS	$29,091,712	$26,191,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$200,507	$187,710
Accounts payable	1,751,821	850,432
Accrued taxes	191,943	390,659
Other	124,536	116,034

	2,268,807	1,544,835

LONG-TERM DEBT, less current portion	750,988	951,495

OTHER NONCURRENT LIABILITIES	1,947,128	1,213,607

MINORITY INTEREST

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 27,924 and 28,923 shares issued and outstanding at $509 and $457 stated values, respectively	14,213,316	13,217,811
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,927 and 2,013 shares issued and outstanding at $509 and $457 stated values, respectively	1,489,843	919,941
Retained earnings	8,421,630	8,344,135

	24,124,789	22,481,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,091,712	$26,191,824

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended 2008 and 2007

	For the Years Ended
	2008	2007

OPERATING REVENUES	$9,641,581	$10,479,877

OPERATING EXPENSES
Cost of services	5,197,522	5,271,344
Depreciation and amortization	973,789	1,016,247
Selling, general, and administrative	2,360,566	2,227,901

	8,531,877	8,515,492

OPERATING INCOME	1,109,704	1,964,385

OTHER INCOME (EXPENSES)
Interest and dividend income	442,973	486,217
Gain on sale of investments	6,018	68,058
Gain on disposal of assets	15,561	13,958
Interest expense	(77,354)	(91,871)
Income from equity investments	1,750,682	1,447,478
Loss on impairment of note receivable	(445,253)	—
Other, net	(43,477)	(43,965)

	1,649,150	1,879,875

INCOME BEFORE INCOME TAXES	2,758,854	3,844,260

INCOME TAXES	830,299	1,365,930

NET INCOME	$1,928,555	$2,478,330

NET INCOME PER COMMON SHARE	$62.50	$79.94

DIVIDENDS PER COMMON SHARE	$8.00	$7.00

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock, A and B Class		Retained Earnings

	Shares	Amount		Total

Balance at December 31, 2006	31,016	$12,220,304	$8,036,925	$20,257,229

Comprehensive income:
Net Income			2,478,330	2,478,330

Dividends paid			(217,112)	(217,112)

Common stock redeemed, net	(80)	(36,560)		(36,560)

Stated value stock adjustment		1,954,008	(1,954,008)

Balance at December 31, 2007	30,936	14,137,752	8,344,135	22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	$15,703,159	$8,421,630	$24,124,789

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,928,555	$2,478,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	973,789	1,016,247
Minority interests
Deferred income taxes	29,220	(148,024)
Amortization of investment premium/discount - net	43,363	42,832
Equity income in unconsolidated affiliates, net of distributions received of $2,529,549 and $1,228,440 in 2008 and 2007, respectively	778,867	(219,038)
(Gain) or loss on disposal of property	(15,561)	(13,958)
Loss on impairment of note receivable	445,253	—
(Gain) or loss on sale of marketable securities	(6,018)	(13,063)
(Gain) or loss on sale of equity investments	—	(97,100)
Changes in assets and liabilities:
Increase in assets	(2,108,704)	(731,908)
Increase in liabilities	703,518	784,745

Net cash provided by operating activities	2,772,282	3,099,063

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,763,756)	(1,319,496)
Proceeds from the sale of assets	18,835	18,385
Purchase of marketable securities	(419,433)	(2,040,367)
Purchase of equity investments	(1,422,000)	(169,412)
Purchase of other investments - at cost	(15,621)	(5,055)
Proceeds from the sale of marketable securities	2,192,168	1,574,000
Proceeds from the sale of equity investments	—	63,000
Proceeds from the sale of other investments - at cost	28,197	15,902
Proceeds from the receipt of principal on note receivable	254,383	(480,000)
Issuance of notes receivable	(39,012)	—

Net cash used in investing activities	(2,166,239)	(2,343,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(187,710)	(175,729)
Common stock redeemed, net	(38,845)	(36,560)
Dividends paid	(246,808)	(217,112)

Net cash used in financing activities	$(473,363)	$(429,401)

Net Increase in Cash and Cash Equivalents	$132,680	$326,619

Cash and Cash Equivalents at Beginning of Period	1,104,327	777,708

Cash and Cash Equivalents at End of Period	$1,237,007	$1,104,327

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$77,354	$91,871
Income taxes	$1,388,117	$1,236,856

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment (Continued)

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform with the 2008 presentation.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2.	MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

	Unamortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008

Held-to-Maturity:
Municipal bonds	$3,641,774	$77,334	$(37,007)	$3,682,101
Government securities	2,403,211	13,959	(181,423)	2,235,747

	$6,044,985	$91,293	$(218,430)	$5,917,848

December 31, 2007

Held-to-Maturity:
Municipal bonds	$4,848,490	$59,473	$(23,457)	$4,884,506
Government securities	3,006,575	10,572	(39,972)	2,977,175

	$7,855,065	$70,045	$(63,429)	$7,861,681

	2008	2007

Amounts classified as:
Current	$604,435	$480,311
Noncurrent	5,440,550	7,374,754

Total	$6,044,985	$7,855,065

The amortized cost and fair value of marketable debt securities at December 31, 2008, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Unamortized Cost	Fair Value

	$604,435	$615,314
Due after one year through three years	1,212,452	1,235,195
Due after three years through five years	1,251,194	1,263,663
Due after five years	2,976,904	2,803,676

	$6,044,985	$5,917,848

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	December 31, 2008	December 31, 2007

Jaguar Communications, Inc. - 4.81%	—	254,383
Spiralight Network, LLC - 8.5%	519,012	480,000

	519,012	734,383
Less impairment	(445,253)	—

	73,759	734,383
Less current portion	(73,759)	(734,383)

	$—	$—

The Company, Desktop Media, LLC, and each of Desktop Media, LLC’s members signed a purchase agreement with Jaguar Communications, Inc., on June 28, 2007. Upon the closing of this purchase agreement, the Company surrendered its $439,974 instrument of indebtedness in exchange for a 28% equity interest in Desktop Media, LLC. The company had held a 17% ownership interest. The sale of Desktop Media, LLC, to Jaguar Communications, Inc. was finalized on September 28, 2007. The Company received cash of $63,000 and a short-term promissory note of $254,383, for its 28% ownership interest in Desktop Media, LLC. The promissory note dated September 28, 2007, accrued interest from September 28, 2007, at a rate of 4.81 percent per annum until payment was made in full, which was the earlier of (i) the twelve month anniversary of the date of the note, or (ii) upon the payment to Jaguar of the initial Foundation for Rural Service disbursement with respect to Jaguar’s currently pending loan request with the Rural Utilities Service (RUS). Jaguar paid the note balance and accrued interest in August of 2008.

The Company originated a promissory note to its unconsolidated affiliate, Spiralight Network, LLC, on September 5, 2007. The original amount of the note was $480,000 and accrued interest from September 5, 2007, at a rate of 8.5 percent per annum until payment was scheduled to be made in full on September 14, 2008. On September 14, 2008, the due date was extended one year, and $39,012 of accrued interest from September 5, 2007 through September 14, 2008, was added to the original note, bringing the note balance to $519,012. Interest will continue to accrue at 8.5 percent per annum until the loan is paid in full on September 14, 2009. The note may be prepaid. The Company has a 35.29% ownership interest in Spiralight Network, LLC. On December 31, 2008, the Company recorded an allowance against the note of $445,253, to offset additional losses in 2008 exceeding the company’s equity basis in Spiralight.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2008	2007

Alpine Communications, L.C.	$3,085,415	$2,227,935
West Iowa Cellular, Inc.	1,632,882	1,492,056
RSA #1, Ltd.	1,561,117	1,395,594
RSA #7, Ltd.	555,730	554,043
RSA #9, Ltd.	973,207	1,024,903
Quad County Communications	37,021	102,928
Carroll County Wireless, L.L.C.	68,097	66,764
Guthrie Group, L.L.C.	31,488	40,222
Bug Tussel Wireless, L.L.C.	649,001	673,466
Spiralight Network, L.L.C.	—	372,914

	$8,593,958	$7,950,825

The Company has a 22.27% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2008 and a 17.42% ownership interest at December 31, 2007. Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, and also provides Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2008 and 2007 and the twelve months then ended.

	Alpine Communications, L.C.

	2008	2007

Assets	$24,706,029	$24,059,444
Liabilities	13,928,446	12,223,043

Equity	$10,777,583	$11,836,401

Revenues	$7,981,757	$7,699,177
Expenses	6,196,723	5,721,682

Net Income	$1,785,034	$1,977,495

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at December 31, 2008 and 2007 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2008 and 2007 and the twelve months then ended.

2008
	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$6,942,909	$15,635,382	$10,806,436	$7,822,542
Liabilities	411,378	1,413,854	3,039,166	1,983,413

Equity	$6,531,531	$14,221,528	$7,767,270	$5,839,129

Revenues	$3,675,022	$10,374,220	$21,795,116	$13,048,641
Expenses	1,511,719	7,008,521	16,138,900	9,353,024

Net Income	$2,163,303	$3,365,699	$5,656,216	$3,695,617

2007
	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$6,318,015	$13,798,319	$10,852,365	$7,840,536
Liabilities	349,787	1,171,448	3,108,684	1,691,242

Equity	$5,968,228	$12,626,871	$7,743,681	$6,149,294

Revenues	$3,172,534	$9,546,084	$19,339,038	$12,046,486
Expenses	1,290,809	6,573,884	14,396,749	8,811,605

Net Income	$1,881,725	$2,972,200	$4,942,289	$3,234,881

As discussed previously in Note 3, the Company sold its ownership interest in Desktop Media, LLC, on September 28, 2007. The Company had owned a 28% interest in Desktop on September 28, 2007. Desktop operates in southeastern Minnesota and is a provider of Internet and telephone services.

This investment was accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS (Continued)

Accordingly, the recorded investment amount in Desktop was eliminated at December 31, 2004. In 2005, additional losses in excess of the basis totaling $46,717 were applied against the outstanding note receivable.

The Company’s basis in the outstanding note receivable of $439,974 on the date of the sale was $220,283. The Company reported a $97,100 gain on the sale of its ownership interest in Desktop Media, LLC, upon its receipt of $63,000 in cash on September 28, 2007. At that time the company also received a short-term promissory note of $254,383 from Jaguar Communications, Inc., as noted previously.

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2008 and 2007. This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2008 and 2007 and the twelve months then ended.

	Quad County Communications

	2008	2007

Assets	$116,125	$317,942
Liabilities	5,061	9,159

Equity	$111,064	$308,783

Revenues	$35,407	$190,867
Expenses	67,330	50,574

Net Income	$(31,923)	$140,293

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company’s percentage interests in Carroll County Wireless, L.L.C. and Guthrie Group, L.L.C. are each 33.33% at December 31, 2008 and 2007. Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2008.

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2008 and 2007 and the twelve months then ended.

2008
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$204,291	$94,463
Liabilities	—	—

Equity	$204,291	$94,463

Revenues	$45,671	$4,814
Expenses	41,671	37,017

Net Income	$4,000	$(32,203)

2007
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$200,291	$120,667
Liabilities	—	—

Equity	$200,291	$120,667

Revenues	$41,984	$4,403
Expenses	30,806	47,963

Net Income	$11,178	$(43,560)

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company has a 9.94% ownership interest in Bug Tussel Wireless LLC (Bug Tussel) at December 31, 2008 and 2007. Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2008 and 2007 and the twelve months then ended.

	Bug Tussel Wireless, L.L.C.

	2008	2007

Assets	$17,627,571	$14,954,261
Liabilities	12,955,330	9,398,031

Equity	$4,672,241	$5,556,230

Revenues	$14,031,407	$11,242,608
Expenses	14,256,407	9,838,227

Net Income	$(225,000)	$1,404,381

The Company has a 35.29% ownership interest in Spiralight Networks LLC (Spiralight) at December 31, 2008 and 2007. Spiralight provides fiber optic transport services in Wisconsin, Illinois and Minnesota.

This investment is accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses. Accordingly, the recorded investment amount in Spiralight was eliminated at June 30, 2008. At December 31, 2008, additional losses in excess of the basis totaling $484,264 were applied against the outstanding note receivable.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2008 and 2007 and the twelve months then ended.

	Spiralight Network, L.L.C.

	2008	2007

Assets	$2,100,128	$3,342,987
Liabilities	3,251,268	2,286,398

Equity	$(1,151,140)	$1,056,589

Revenues	$3,236,060	$2,632,734
Expenses	5,886,060	4,434,893

Net Income	$(2,650,000)	$(1,802,159)

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS (Continued)

Partnership investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment. Investments in limited liability companies are on the equity method if ownership is more than 3-5%.

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2008	2007

NECA Services, Inc. - stock	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	171,110	173,352
Iowa Network Services - stock	78,705	78,705
NRTC Patronage Capital - certificates	32,390	48,650
Other	16,926	11,000

	$599,131	$611,707

NOTE 5.	GOODWILL

Goodwill consists of the following:

	2008	2007

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	—	—
Goodwill impairment	—	—

Balance, end of year	$896,812	$896,812

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets. As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2008 and 2007.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2008	2007

Telephone plant in service:
Land	$43,408	$41,408
Buildings	1,488,045	1,406,982
Other general support assets	2,398,948	2,305,688
Central office assets	5,566,624	4,063,231
Cable and wire facilities	6,025,376	5,086,640
Other plant and equipment	1,148,988	1,075,939

	16,671,389	13,979,888

Cable television plant in service:
Land	$8,847	$8,846
Buildings	132,673	132,673
Other plant and equipment	182,497	207,753
Towers, antennas and head end equipment	1,613,382	1,613,382
Cable and wire facilities	1,573,544	1,573,544
Franchises	30,092	30,092

	3,541,035	3,566,290

Total property, plant and equipment	20,212,424	17,546,178
Less accumulated depreciation	13,727,112	13,008,767

	6,485,312	4,537,411
Plant under construction	324,340	477,891

	$6,809,652	$5,015,302

Telephone cable and wire facilities of approximately $814,000 and cable television head end equipment of approximately $506,000 were fully or nearly fully depreciated in 2008. Depreciation on depreciable property resulted in composite rates of 5.2% and 6.0% for 2008 and 2007, respectively.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7.	INCOME TAXES

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2008	2007

Federal income taxes:
Current tax expense	$509,074	$1,147,635
Deferred tax expense	55,623	(112,633)
State income taxes:
Current tax expense	292,005	366,319
Deferred tax expense	(26,403)	(35,391)

Total income tax expense	$830,299	$1,365,930

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

	2008	2007

Deferred tax liabilities
Federal	$1,645,669	$1,097,484
State	538,397	341,792

Total deferred tax liabilities	2,184,066	1,439,276

Deferred tax assets
Federal	(671,364)	(178,802)
State	(284,169)	(61,161)

Total deferred tax assets	(955,533)	(239,963)

Net deferred tax liabilities	$1,228,533	$1,199,313

Current portion	$(718,595)	$(14,294)
Long-term portion	1,947,128	1,213,607

Net deferred tax liability	$1,228,533	$1,199,313

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	10.1%	10.1%
Amortization of bond premiums	1.0%	0.4%
Dividends received deduction	(8.0)%	(0.5)%
Tax exempt interest	(9.1)%	(2.2)%
Other	2.5%	(6.3)%

Effective income tax rate	30.5%	35.5%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, and Tele-Services, Ltd. BTC, Inc. is a subsidiary of Prairie Telephone Co., Inc.

NOTE 8.	LONG-TERM DEBT

Long-term debt consists of:

	2008	2007

Rural Telephone Finance Cooperative (RTFC) 7.00% (Variable Rate)	$951,495	$1,139,205
Less current portion	200,507	187,710

	$750,988	$951,495

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2009	$200,507
2010	214,177
2011	228,779
2012	244,377
2013	63,655

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8.	LONG-TERM DEBT (Continued)

On July 17, 2008, interest on the RTFC loan switched from calculating at a fixed rate based on a 360-day year, to calculating at a variable rate based on a 365-day year. At that time the interest rate also changed from 7.35 percent to 6.5 per cent. On October 1, 2008, the interest changed from 6.5 per center to 7.0 per cent. The following is a summary of the changes in the interest rate through December 31, 2008, as described above.

Fixed rate prior to 7/17/2008 - variable rate thereafter	7.35%
7/17/2008 to 10/01/2008	6.50%
10/01/2008 to 12/31/2008	7.00%

Substantially all assets of the Company are pledged as security for the long-term debt under certain loan agreements with the Rural Telephone Finance Cooperative (RTFC). These mortgage notes are to be repaid in equal quarterly installments covering principal and interest beginning two to three years after date of issue and expiring by the year 2013.

The security and loan agreements underlying the RTFC notes contain certain restrictions on distributions to stockholders, investment in, or loans to others, and payment of management fees or an increase in management fees. The Company is restricted from making any distributions, except as might be specifically authorized in writing in advance by the RTFC noteholders, unless minimum net worth exceeds 40% and distributions are limited to certain levels of prior year cash margins. In addition, the Company is required to achieve a debt service coverage ratio of not less than 1.25 and a times interest earned ratio of not less than 1.5. As of December 31, 2008 and December 31, 2007, all loan covenants were met.

The Company has a line of credit with the RTFC for $1,500,000. The approved line of credit is available until November 15, 2010. The interest rate at December 31, 2008 is 8.5%. No funds were advanced under the line at December 31, 2008. In addition, the Company has a line of credit with the RTFC for $500,000. This approved line of credit is available until November 30, 2010. The interest rate at December 31, 2008 is 8.5%. No funds were advanced under the line at December 31, 2008.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

2008

Revenues and sales	$8,277,059	$651,163	$713,359	$9,641,581
Interest income	407,138	16,962	18,873	442,973
Interest expense	(77,354)	—	—	(77,354)
Depreciation and amortization	797,112	35,478	141,199	973,789
Income tax expense (benefit)	866,403	(174,132)	138,028	830,299
Segment profit (loss)	2,453,972	(193,502)	(331,915)	1,928,555
Segment assets	24,603,860	478,407	3,817,502	28,899,769
Expenditures for segment assets	3,021,459	(75,806)	(181,897)	2,763,756

2007

Revenues and sales	$9,109,763	$711,461	$658,653	$10,479,877
Interest income	464,531	14,442	7,245	486,217
Interest expense	(91,871)	—	—	(91,871)
Depreciation and amortization	787,175	69,421	159,650	1,016,247
Income tax expense (benefit)	1,306,950	(145,410)	204,390	1,365,930
Segment profit (loss)	3,319,045	(202,015)	(638,700)	2,478,330
Segment assets	23,798,048	651,181	1,742,595	26,191,824
Expenditures for segment assets	1,356,650	(78,056)	40,903	1,319,496

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 10. NET INCOME PER COMMON SHARE

Net income per common share for 2008 and 2007 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the years ended December 31, 2008 and 2007 were 30,859 and 31,003, respectively.

NOTE 11. STOCK VALUE ADJUSTMENT

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

NOTE 12. STOCK RESTRICTIONS (Continued)

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

NOTE 13. EMPLOYEE BENEFITS

The Company has a defined benefit pension plan covering most employees. The multi employer retirement program is with the National Telephone Cooperative Association (NTCA) and has been approved by the Internal Revenue Service. Pension costs expensed and capitalized for 2008 and 2007 were $128,624 and $158,110, respectively. The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

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

The Company has determined it does not have a material legal obligation to remove long-term assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2008 and 2007.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 15. RELATED PARTY TRANSACTIONS

The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention. The Company has a 16.7% ownership interest in RSA #9. Commissions received by the Company for the years ended December 31, 2008 and 2007 were approximately $1,281,000 and $1,143,000, respectively. At December 31, 2008 and 2007, $172,796 and $156,870 were due from RSA #9 for commissions.

NOTE 16. CONCENTRATION OF CREDIT RISK

The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, Internet customers and telecommunications intrastate and interstate long distance carriers.

The Company received 53% of its 2008 revenues from access revenues and assistance provided by the Federal Universal Service Fund. As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

The Company routes conference bridging minutes of use through its switch in Carroll, Iowa. The Company generates revenues from this service based on tariffed rates per minutes of use, which is charged to interexchange carriers. In April 2007 certain interexchange carriers began disputing the charges and the volume of minutes on which the charges were billed, and stopped payment until the dispute could be settled. The Company is currently corresponding with the interexchange carriers regarding the payment of the unpaid access charges. The Company’s estimated unpaid access charges resulting from conference bridge services as of December 31, 2008 is $5,844,593. The Company has recorded an estimated allowance of $3,131,299 for non-payment of these charges as of December 31, 2008, and has accrued additional accounts payable for related costs associated with the conference bridge minutes of $1,545,294.

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 17. NONCASH INVESTING ACTIVITIES

Noncash investing activities included $7,657 during the year ended December 31, 2008 relating to plant and equipment additions placed in service during 2008, which are reflected in accounts payable at year-end.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Breda has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended. Breda believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Breda’s management assessed the effectiveness of Breda’s internal control over financial reporting as of December 31, 2008. The framework used by management in making that assessment was the criteria set forth in the document entitled “Guidance for Smaller Public Companies Reporting on Internal Control over Financial Reporting” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Breda’s management has determined that as of December 31, 2008, Breda’s internal control over financial reporting was not effective based on those criteria because Breda has not completed its work with its Internal Control consultant. The completion of all requirements of the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 was not completed as of the date of this filing.

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

Changes in Internal Control Over Financial Reporting

No change in Breda’s system of internal control over financial reporting occurred during the period of October 1, 2008 through December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Breda’s internal control over financial reporting.

Item 9B.	Other Information.

Breda did not have any information which was required to be disclosed in a report on Form 8-K during the period of October 1, 2008 through December 31, 2008 which was not reported on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

The directors and executive officers of Breda as of the date of this annual report were as follows:

Name	Age	Position(s)

Charles Thatcher	57	President and
		Director

Daniel Nieland	52	Vice President and
		Director

Rick Anthofer	52	Treasurer and
		Director

Neil Kanne	62	Secretary and Director

Clifford Neumayer	60	Director

Robert Buelt	50	Director

Dean Schettler	56	Director

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

Daniel Nieland has been a director of Breda since May 17, 2005, and his current term as a director will end at the annual shareholders meeting which will be held in 2011. Mr. Nieland has also served as a director of each of Breda’s subsidiaries since May, 2005. Mr. Nieland has been the vice president of Breda and each of Breda’s subsidiaries since June 10, 2008. Mr. Nieland has been self-employed as a farmer since 1978. He has served as a board member of Mt. Carmel Mutual Insurance Association in Breda, Iowa since approximately 1988. Mr. Nieland has served as a Carroll County Supervisor since January 2007.

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

Dean Schettler has been a director of Breda since May 22, 2008, and his current term as a director will end at the annual meeting of the shareholders which is held in 2011. Mr. Schettler has also served as a director of each of Breda’s subsidiaries since May, 2008. Mr. Schettler was a director of Breda and each of Breda’s subsidiaries from April, 1997 until October 25, 2006. He was the President of Breda and each of Breda’s subsidiaries from May 11, 1998 through June 9, 2003, and he was the Vice President of Breda and each of Breda’s subsidiaries from June 9, 2003 until June 14, 2005. Mr. Schettler was employed by Pella Corporation in Pella, Iowa from August, 1986 until April 27, 2007. He was a moulder technician until August 1997, and he was a production coordinator from that time until April, 2007. Pella Corporation is a window and door manufacturer. He has been the owner and president of Keystone Petroleum Products, LLC, d/b/a Sheppy’s Short Stop in Breda, Iowa since April 27, 2007.

Number and Term of Director; Officers

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

Significant Employees

Breda had three employees who made a significant contribution to Breda’s business in 2008, and those employees are the following:

Name	Age	Position

Steve Frickenstein	57	Chief Executive Officer

Charles Deisbeck	42	Chief Operations Officer

Jane A. Morlok	55	Chief Financial Officer

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

Audit Committee and Audit Committee Financial Expert

Breda does not have a separately-designated standing audit committee, and Breda’s entire board of directors performs any functions that would otherwise be performed by an audit committee.

Breda’s board of directors has determined that Breda does not have an audit committee financial expert, as that term is defined in the applicable regulations of the Securities and Exchange Commission, serving on its board of directors. There are various factors which may contribute to the fact that Breda does not have an audit committee financial expert serving on its board of directors. For example, although Breda is subject to the reporting requirements of the Securities Exchange Act of 1934, it is a relatively small company, and its corporate offices are located in a small, rural community in Iowa, both of which facts limit its ability to identify and to attract an audit committee financial expert. Also, under Breda’s governing documents, an individual can only be a director of Breda if the individual holds shares of the Class A common stock of Breda, and there are restrictions on who can hold shares of the Class A common stock of Breda. There is therefore a limited pool of individuals who are even eligible to be considered for a director position with Breda. There are also limitations on the number of shares which can be held by any shareholder. For example, no shareholder may own more than 2% of the total issued and outstanding common stock of Breda. In addition, each shareholder is generally entitled to only one vote on each matter submitted to the shareholders, regardless of the number of shares held by the shareholder. Those restrictions may limit the number of individuals who desire to be a shareholder in Breda. Further, all nominees for election as a director of Breda are nominated by the shareholders, and the shareholders may not take into consideration some of the particular issues that are raised or attempted to be addressed by the Securities Exchange Act of 1934 and its implementing regulations. Breda’s board of directors believes that all of these factors make it unlikely that Breda will have an audit committee financial expert serving on its board of directors in future years.

Procedures for Recommending Nominees to Breda’s Board of Directors

There were no material changes in 2008 to the procedures by which the shareholders of Breda may recommend nominees for election as a director of Breda.

Code of Ethics

Breda has adopted a code of ethics that applies to Breda’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to this annual report.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the “Compensation Of Executive Officers And Directors” section in Breda’s definitive proxy statement to be filed by Breda with respect to the annual meeting of the shareholders of Breda which will be held in 2009, which definitive proxy statement shall be filed within one hundred and twenty days after the end of the fiscal year covered by this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of Breda’s common stock as of March 1, 2009 by the directors and executive officers of Breda. Breda had 30,851outstanding shares of common stock on March 1, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class

Series 1 and	Charles Thatcher,
Series 2 Class A	Director and
Common Stock	President	42[2]	.136%

Series 2 Class A	Daniel Nieland,
Common Stock	Director and
	Vice President	1.003%

Series 2 Class A	Rick Anthofer,
Common Stock	Director and
	Treasurer	53.172%

Series 2 Class A	Neil Kanne,
Common Stock	Director and
	Secretary	2.006%

Series 3 Class A	Dean Schettler,
Common Stock	Director	2.006%

Series 1 and	Clifford
Series 2 Class A	Neumayer,	186[3]	.603%
Common Stock	Director

Series 2 Class A	Robert Buelt,
Common Stock	Director	151[4]	.490%

	All directors and
	officers as a
	group (7 persons)	437	1.416%

[1]	Unless otherwise indicated by a footnote, all of the shares are directly owned by the listed individual and are not pledged as security by the listed individual.
[2]	Sixteen of these shares are held by Mr. Thatcher’s spouse. Twenty five shares are shares of the Series 1 Class A Common Stock. All of the other shares are Series 2 Class A Common Stock.
[3]	Five of these shares are held by Mr. Neumayer’s spouse and are shares of Series 1 Class A Common Stock.
[4]	Sixteen of these shares are held by Mr. Buelt’s spouse and twelve of these shares are held by Mr. Buelt’s son.

Steve Frickenstein, Charles Deisbeck and Jane Morlok are employed as, respectively, Breda’s chief executive officer, chief operations officer and chief financial officer. None of them own any shares of Breda’s common stock.

To Breda’s knowledge, as of March 1, 2009:

•

No person or group was the beneficial owner of more than 5% of Breda’s outstanding common stock, and no person or group held more than 5% of Breda’s outstanding common stock pursuant to any voting trust or similar agreement; and

• There were no arrangements, including any pledge of common stock by any person, the operation of which may at a subsequent date result in a change in control of Breda.

As of the date of this annual report, Breda did not have any compensation plans, including any individual compensation arrangements, under which shares of the common stock of Breda are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

There were no transactions since the beginning of Breda’s fiscal year ended December 31, 2008, and there are no currently proposed transactions, in which Breda was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

• any director or executive officer of Breda;

• any person who is known by Breda to own of record or beneficially more than 5% of Breda’s outstanding shares of common stock; or

• any immediate family member of any of the foregoing persons.

The directors of Breda are Charles Thatcher, Rick Anthofer, Neil Kanne, Clifford Neumayer, Dean Schettler, Robert Buelt and Daniel Nieland. Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with his individual exercise of independent judgment.

Item 14.	Principal Accountant Fees and Services.

The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2007 and December 31, 2008.

Audit Fees.

Breda was billed $37,650 and $33,519 for, respectively, the fiscal years ended December 31, 2007 and December 31, 2008 for the audit of Breda’s annual financial statements and review of the financial statements included in Breda’s quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those two fiscal years.

Audit Related Fees.

Breda was billed $18,407 and $11,921 for, respectively, the fiscal years ended December 31, 2007 and December 31, 2008 for assurance and related services that were reasonably related to the performance of the audit or review of Breda’s financial statements and which are not reported under “Audit Fees” above. The nature of those services was compliance, assurance and review work in connection with SEC filings.

Tax Fees.

Breda was billed $4,700 and $4,900 for, respectively, the fiscal years ended December 31, 2007 and December 31, 2008 for tax compliance, tax advice and tax planning services. The nature of those services was tax return and estimated tax preparation work.

All Other Fees.

Breda was billed $3,885 and $2,900 for, respectively, the fiscal years ended December 31, 2007 and December 31, 2008 for products and services which are not described under “Audit Fees”, “Audit Related Fees” and “Tax Fees” above. The nature of those products and services was consulting on industry related issues.

Each specific, one-time engagement of Kiesling Associates, LLP is approved by the board of directors of Breda. The board of directors does pre-approve on a quarterly basis a budget for the provision of services, such as industry consulting, accounting seminars, or tariff consulting, by non-audit personnel of Kiesling Associates, LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report. Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits

The following exhibits are filed as part of this annual report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

3.1		Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2		Second Amended and		8-K		3.2	4/4/07
		Restated Bylaws

10.1		Employment		10-QSB	9/30/08	10.1	11/13/08
		Agreement dated July
		10, 2008 with Jane
		Morlok

10.2		Employment		10-QSB	6/30/06	10.2	8/11/06
		Agreement dated June
		14, 2006 with Steve
		Frickenstein

10.3		Employment		10-QSB	6/30/06	10.3	8/11/06
		Agreement dated June
		14, 2006 with Charles
		Deisback

14		Code of Ethics	E-1

31		Rule 13a-14(a)
		Certifications

	31.1	Certification of	E-11
		Chief Executive Officer

	31.2	Certification of	E-13
		Chief Financial Officer

32		Section 1350
		Certifications

32.1	Certification of	E-15
Chief Executive
Officer

32.2	Certification of	E-16
Chief Financial
Officer

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: March 31, 2009	By:	/s/ Steve Frickenstein

Steve Frickenstein, Chief Executive Officer

	By:	/s/ Jane Morlok

Jane Morlok, Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne

	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: March 31, 2009		Date: March 31, 2009

By:	/s/ Rick Anthofer	By:	/s/ Robert Buelt

	Rick Anthofer, Treasurer and Director		Robert Buelt, Director
	Date: March 31, 2009		Date: March 31, 2009

By:	/s/ Clifford Neumayer	By:	/s/ Dean Schettler

	Clifford Neumayer, Director		Dean Schettler, Director
	Date: March 31, 2009		Date: March 31, 2009

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok

	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: March 31, 2009		Date: March 31, 2009

By:	/s/ Steve Frickenstein	By:	/s/ Charles Deisbeck

	Steve Frickenstein, Chief Executive Officer		Charles Deisbeck, Chief Operations Officer
	Date: March 31, 2009		Date: March 31, 2007

EXHIBIT INDEX
Exhibits to Form 10-K of Breda Telephone Corp.
for the Fiscal Year Ended December 31, 2008

Description of Exhibit.

14.	Code of Ethics		E-1

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-11

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-13

32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-15

	32.2	Section 1350 Certification of Chief Financial Officer	E-16