Form 10-Q
period 2009-03-31
BREDA TELEPHONE CORP
filed 2009-05-15
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,851 shares of common stock, no par value, at May 1, 2009.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2009 and 2008
And the Year Ended December 31, 2008

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008 (Restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,401,781	$1,317,462
Marketable securities	592,860	604,435
Accounts receivable, net of allowances of $3,925,406 and $3,415,824 in 2009 and 2008, respectively	2,512,311	3,290,640
Interest receivable	81,926	81,730
Notes receivable, less impairment of $445,253 in each 2009 and 2008	34,747	73,759
Inventory, at average cost	223,982	227,731
Prepaid income taxes	147,144	406,451
Other	44,600	112,438
Deferred income taxes	801,005	718,595

	6,840,356	6,833,241

OTHER NONCURRENT ASSETS
Marketable securities	5,399,272	5,440,550
Investments in unconsolidated affiliates at equity	9,183,999	8,525,861
Other investments at cost	664,204	673,590
Goodwill	896,812	896,812

	16,144,287	15,536,813

PROPERTY, PLANT AND EQUIPMENT	6,669,363	6,857,853

TOTAL ASSETS	$29,654,006	$29,227,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$203,841	$200,507
Accounts payable	1,353,740	1,751,822
Accrued taxes	144,071	191,943
Other	403,087	124,536

	2,104,739	2,268,808

LONG-TERM DEBT, less current portion	698,760	750,988

OTHER NONCURRENT LIABILITIES	2,187,448	1,947,128

STOCKHOLDERS’ EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,858 and 27,924 shares issued and outstanding at $509 and $509 stated values, respectively	13,670,722	14,213,316
Common stock, Class B - no par value, 5,000,000 shares authorized, 3,993 and 2,927 shares issued and outstanding at $509 and $509 stated values, respectively	2,032,437	1,489,843
Retained earnings	8,893,022	8,421,630

	24,596,181	24,124,789

MINORITY INTEREST	66,878	136,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,654,006	$29,227,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended
	2009	2008 (Restated)

OPERATING REVENUES	$2,222,641	$2,986,109

OPERATING EXPENSES
Cost of services	1,039,099	1,328,635
Depreciation and amortization	293,276	253,363
Selling, general, and administrative	635,950	669,227

	1,968,325	2,251,225

OPERATING INCOME	254,316	734,884

OTHER INCOME (EXPENSES)
Interest and dividend income	162,561	165,448
Gain or (Loss) on sale of investments	—	(4,301)
Gain on disposal of assets	—	8,985
Interest expense	(16,424)	(20,936)
Income from equity investments	745,426	232,553
Other, net	(10,482)	(9,790)

	881,081	371,959

INCOME BEFORE INCOME TAXES	1,135,397	1,106,843

INCOME TAXES	418,418	428,043

NET INCOME BEFORE MINORITY INTEREST	716,979	678,800

MINORITY INTEREST	1,221	(2,242)

NET INCOME	$718,200	$676,558

NET INCOME PER COMMON SHARE	$23.28	$21.91

DIVIDENDS PER COMMON SHARE	$8.00	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock, A and B Class		Retained Earnings

	Shares	Amount		Total

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	15,703,159	8,421,630	24,124,789

Comprehensive income:
Net Income			718,200	718,200

Dividends declared			(246,808)	(246,808)

Balance at March 31, 2009	30,851	$15,703,159	$8,893,022	$24,596,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$718,200	$676,558
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	293,276	253,363
Minority interest	(1,221)	2,242
Deferred income taxes	157,910	(51,553)
Amortization of investment premium/discount - net	8,716	12,729
Equity income in unconsolidated affiliates, net of distributions received of $109,191 and $527,402 in 2009 and 2008, respectively	(636,235)	294,849
Gain on disposal of property	—	(8,985)
(Gain) or loss on sale of marketable securities	—	4,302
Changes in assets and liabilities:
(Increase) or decrease in assets	1,109,029	(961,816)
Increase or (decrease) in liabilities	(422,970)	349,910

Net cash provided by operating activities	$1,226,705	$571,599

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(96,027)	(279,514)
Proceeds from the sale of assets	—	8,985
Purchase of marketable securities	(141,484)	(165,545)
Purchase of equity investments	(90,000)	(25,000)
Proceeds from the sale of marketable securities	185,622	502,950
Proceeds from the sale of other investments - at cost	9,386	8,786
Proceeds from the receipt of principal on note receivable	39,012	—

Net cash provided by (used in) investing activities	$(93,492)	$50,662

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(48,895)	(45,773)
Common stock redeemed, net	—	(38,845)

Net cash used in financing activities	$(48,895)	$(84,618)

Net Increase in Cash and Cash Equivalents	$1,084,319	$537,643

Cash and Cash Equivalents at Beginning of Period	1,317,462	1,175,084

Cash and Cash Equivalents at End of Period	$2,401,781	$1,712,727

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,424	$20,936
Income taxes	$1,200	$151,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES

BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008 and the results of operation and changes in cash flows for the three months ended March 31, 2009 and 2008.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 financial statements. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the operating results of the entire year.

An adjustment was made at March 31, 2008 to correct a $284,355 overstatement of operating expenses, specifically related to conference bridge expenses. The net effect of this adjustment after income taxes was $167,770. As a result, Breda’s results of operations for the three months ended March 31, 2008 have been restated.

In addition, Carroll County Wireless, L.L.C. became a subsidiary of Breda Telephone Corp. on January 1, 2009, when Breda purchased the membership units of one of the three original investors in Carroll County Wireless, L.L.C. and Breda increased its ownership percentage from 33.33% to 66.67%. As a result beginning in 2009, Breda will present its investment in Carroll County Wireless using the consolidation method. In order to conform with the 2009 presentation, Breda’s 33.33% interest in Carroll County Wireless at March 31, 2008 and December 31, 2008 is also presented in the financial statements using the consolidation method.

The table below outlines the effect of these changes to the financial statements:

Difference
Total Assets	$136,195
Total liabilities and equity	136,195
Operating expenses	(284,355)
Operating income	284,355
Income before income taxes	284,355
Income taxes	116,585
Net income	167,770

Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 presentations

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $8,759 and $318,728 during the three months ended March 31, 2009 and March 31, 2008, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at March 31, 2009 and March 31, 2008.

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Three Months Ended March 31, 2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$1,867,583	$144,068	$187,362	$2,199,013
Segment profit (loss)	824,435	(40,679)	(65,556)	718,200

Three Months Ended March 31, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues	$2,639,972	$171,026	$175,111	$2,986,109
Segment profit (loss)	866,631	(46,112)	(143,961)	676,558

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for March 31, 2009 and 2008 was computed by dividing the weighted average number of shares of common stock outstanding into the net income. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2009 and 2008 were 30,851 and 30,881 respectively.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda’s management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Breda’s business strategy is based and the various factors, risks and uncertainties set forth in this quarterly report and in the “Cautionary Statement on Forward Looking Statements and Industry and Market Data”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of Breda’s Annual Report on Form 10-K for the year ended December 31, 2008.

Breda may have obtained industry, market, competitive position and other data used in this quarterly report or in Breda’s general business plan from Breda’s own research or internal surveys, studies conducted by other persons and/or from trade or industry associations or general publications and other publicly available information. Breda attempts to utilize third party sources of information which Breda believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information. For example, a trade or industry association for an industry may present information in a manner that is more favorable to that industry than would be presented by an independent source. Industry publications and surveys and other publicly available sources of information also generally state that they have obtained information from third party sources believed to be reliable, but do not guarantee the accuracy or completeness of any information.

Overview

General

Breda is a provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa. Breda and its subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names “W.I.N.” or “Western Iowa Networks”. Carroll County Wireless, L.L.C. became a subsidiary of Breda Telephone Corp. on January 1, 2009, when Breda purchased the membership units of one of the three original investors in Carroll County Wireless, L.L.C. and Breda increased its ownership percentage from 33.33% to 66.67%. Carroll County Wireless, L.L.C. holds the PCS spectrum for nearly all of Carroll County, Iowa, and its present revenues come from roaming agreements with other wireless carriers. Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communications.

Breda and its subsidiaries operate seven telephone exchanges as the historical or incumbent local exchange carrier (ILEC). BTC, Inc. offers competitive local exchange carrier (CLEC) services to residential and business customers in Carroll, Iowa. Qwest is the incumbent local exchange carrier for that area. The telecommunication services provided by Breda or its subsidiaries include long distance services, dial-up and high-speed Internet services, satellite Internet services, and cable TV services.

As noted previously, on January 1, 2009, Breda became the majority owner of a wireless telecommunications entity which holds PCS spectrum in Carroll County, Iowa. Revenues are derived from roaming agreements through i wireless agreements with other wireless carriers. Breda is not actively or directly selling i wireless services to customers in its exchanges.

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

Local Exchange Carrier Services. This segment provides telephone (including long distance services), data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries. This segment also includes roaming revenue generated through the wireless carrier agreements in Breda’s subsidiary which holds PCS spectrum in Carroll County, Iowa.

Broadcast Services. This segment provides cable television services to customers in a total of twelve towns in Iowa and one town in Nebraska.

Internet Services. This segment provides Internet access to customers in the local exchanges and the surrounding areas and in the Carroll, Iowa market area. The Internet services are provided through BTC, Inc.

The segments in which Breda and its subsidiaries operate are as follows:

Local Exchange Carrier
Breda
Prairie Telephone Co., Inc.
Westside Independent Telephone Company BTC, Inc. Carroll County Wireless, L.L.C.

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

Breda’s strategic response to these trends includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular. Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states. Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in Carroll, Iowa.

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another flavor of high-speed Internet services, in addition to its voice, long distance and present Internet services. The switching capabilities also allow Breda to consider bringing fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services. BTC, Inc. received final approval notification from the Rural Utilities Services on March 13, 2009 (written notification was received on April 16, 2009) for its $10,000,000 broadband loan application to overbuild the Carroll non-rural market with fiber to the home. Breda anticipates that the approximately two-year project will begin in the third quarter of 2009.

Breda continues to evaluate modifying its package offerings and adjusting its pricing structures in order to attempt to remain competitive.

•

The effect on Breda’s revenues from decreased customer counts for dialup Internet as well as cable TV services. Competition and bundled services, declining population bases in some of Breda’s rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers. Breda continues to consider the consolidation of cable TV programming transmission equipment in its communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services. Breda also discontinued cable TV services in third quarter 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman. Breda did not have voice services in those towns and the head ends in those towns could not be consolidated. In April 2009, Breda accepted a Purchase Agreement for the sale of eight of its southern Iowa cable TV communities and its Nebraska cable TV community with a closing date of July 1, 2009.

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

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda’s and its subsidiaries’ aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended March 31, 2009, and March 31, 2008, respectively:

	2009	2008 (Restated)	2009	2008 (Restated)

Local exchange carrier (1)	$1,891,211	$2,639,972	85.1%	88.4%
Broadcast (2)	144,068	171,026	6.5%	5.7%
Internet service provider (3)	187,362	175,111	8.4%	5.9%

	$2,222,641	$2,986,109	100.0%	100.0%

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

6.

Miscellaneous. Phone-related services generated by Breda include revenues from directory publishing, directory advertising, inside line care, the sale and maintenance of customer premise equipment, the sale and maintenance of phone systems, and the sale of pager services. A significant revenue source is the rental of Breda’s fiber optic toll trunks to other telecommunication providers. Breda receives some roaming revenue from its ownership of PCS licenses in Carroll County, Iowa, through roaming agreements with other wireless carriers.

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

Cost of Services. This category includes expense for salaries and wages relating to plant operation and maintenance; network access costs; long distance provisioning costs; conference bridge provisioning costs; salary, wage, equipment, training, and advertising costs for cellular and retail services; postage; utilities; Internet service provisioning costs, and wireless roaming provisioning costs.

Depreciation and amortization. This category of costs includes depreciation of the telecommunication equipment and network; Internet services equipment; cable TV programming equipment and transmission equipment; buildings; wireless tower and equipment, and amortization of intangible assets.

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

Results of Operations

The following table sets forth certain items reflected in Breda’s consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended March 31,

	2009	2008 (Restated)

Operating revenues	100%	100%
Cost of services	47%	45%
Depreciation and amortization	13%	8%
Selling, general and administrative	29%	22%

Operating income	11%	25%
Other income (expenses)	40%	12%
Income taxes	19%	14%

Net income	32%	23%

Three Months Ended March 31, 2009 and 2008

The table below sets forth the components of Breda’s revenues for the three months ended March 31, 2009, compared to the same period in 2008.

	Three Months Ended March 31,		Change

	2009	2008 (Restated)	Amount	Percent

OPERATING REVENUES
Local Exchange Carrier
Local network services	$238,616	$232,421	$6,195	2.7%
Network access services	1,571,681	2,442,982	(871,301)	-35.7%
Long distance services	64,496	68,477	(3,981)	-5.8%
Cellular services	439,706	335,091	104,615	31.2%
Billing and collection services	1,993	2,983	(990)	-33.2%
Uncollectibles	(471,095)	(506,078)	34,983	-6.9%
Miscellaneous	45,802	64,176	(18,374)	-28.6%

	$1,891,199	$2,640,052	$(748,853)	-28.4%

Broadcast Services	$144,080	$170,946	$(26,866)	-15.7%

Internet services	$187,362	$175,111	$12,251	7.0%

	$2,222,641	$2,986,109	$(763,468)	-25.6%

There was a decrease in total operating revenues for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, of $763,468, or 25.6%.

Local Exchange Carrier Services – ($748,853)

Local exchange carrier services revenues accounted for 85.1% of all operating revenue in the three-month period ended March 31, 2009. There was a $748,853, or 28.4%, decrease in local exchange carrier services revenues for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008.

Local network services revenues increased $6,195, or 2.7%, for the three months ended March 31, 2009, as compared to the same period in 2008, because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, Iowa. Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service. The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.  Breda’s long distance services revenue decreased $3,981, or 5.8%, for the three months ended March 31, 2009, as compared to the three-month period ended March 31, 2008. Breda has experienced the same industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Network access services decreased $871,301, or 35.7%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31,

2008. This decrease mainly resulted from decreased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa. Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks. Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007. Breda’s conference bridge services generated approximately $1,090,825 of access revenue for the three-month period ended March 31, 2009, compared to approximately $1,614,547 for the three-month period ended March 31, 2008. Network access services revenue no longer includes originating and terminating access revenues received on toll traffic generated by Breda’s Internet service subscribers in Breda’s southern Iowa exchanges to reach Breda’s Internet service equipment in Breda, Iowa. During 2008, Breda upgraded its network to use Ethernet to provision its Internet services to most of its subscribers. This method of provisioning does not generate access revenue. For the three-month period ended March 31, 2008, Internet customers had generated $23,375 in access revenue for which there was no comparable revenue during the three-month period ended March 31, 2009. During 2008 Breda was able to offer high-speed Internet services to most of its dial-up customers. Many customers switched to Breda’s high-speed Internet services, which is not provisioned with the use of the toll traffic network, so while Breda experienced an increase in its Internet service revenues, it did cause a decrease in Breda’s network access services revenue. Breda’s access revenue has increased slightly because of its increased customer base, and particularly the Carroll, Iowa, CLEC customer base, taking its long distance services. These customers generate access revenue when they use Breda’s networks to make long distance calls.

Cellular services increased $104,615, or 31.2%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. The overall number of customers served between the two years increased 34.5%, and there was a corresponding increase in the amount of commissions received on the cellular services sold and an increase in cellular equipment sales for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008.

Uncollectibles decreased $34,983, or 6.9%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. This decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenue. Other than the complaint Verizon filed with the Iowa Utilities Board on May 29, 2008, Breda is not a party to any legal action with any carriers, but Breda is working to receive payment on some of its conference bridge access minutes. Breda set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies. Verizon and Breda reached agreement on May 6, 2009 on their dispute regarding the payment of access charges for conference bridging services, and one of the terms of the agreement is that Verizon will dismiss the complaint Verizon filed with the Iowa Utilities Board on May 29, 2008.

Miscellaneous revenue decreased $18,374, or 28.6%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. The main components of miscellaneous revenue were the receipt of rent from other telephone companies or industry carriers for the lease of capacity over fiber optic rings owned by Breda, or owned jointly with neighboring telephone companies, and the receipt of switching services revenue. Billing and collection revenue decreased slightly and remains an overall decreasing revenue stream since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them. Other nonregulated services revenue decreased $7,667, or 41%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, and is directly attributable to the decrease in the number of phone systems sold. Roaming revenue for wireless minutes of service decreased $5,816, or 51.3%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, and is the result of the lowered rates negotiated on roaming agreements.

Broadcast Services – ($26,866)

Broadcast services decreased $26,866, or 15.7%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Breda’s subsidiary, Tele-Services, continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel lineup packages, and who are also able to include local channels in their package offerings. Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services. Tele-Services discontinued operations in three of its small cable TV communities in the second quarter of 2008. The Iowa communities whose cable TV services were discontinued were Bayard, Lohrville and Thurman. Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008. Tele-Services has received a purchase agreement for the sale on or about July 1, 2009 of eight of its remaining thirteen cable TV properties.

Internet Services – $12,251

Internet services revenue increased $12,251, or 7.0%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Breda has experienced a 32.2% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base. The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet. Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services. On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa. All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month. Breda had last adjusted its Internet services pricing in May 2007 when Breda had consolidated its high-speed Internet offering into two price and bandwidth options. Breda continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda’s operating costs for the three months ended March 31, 2009, compared to the same period in 2008.

	Three Months Ended March 31,		Change

	2009	2008 (Restated)	Amount	Percent

OPERATING EXPENSES
Cost of services
Plant specific operations	$389,112	$673,453	$(284,341)	-42.2%
Plant nonspecific operations	93,672	89,221	4,451	5.0%
Cost of long distance	51,944	53,066	(1,122)	-2.1%
Cost of cellular	325,783	285,847	39,936	14.0%
Cost of internet	71,439	110,627	(39,188)	-35.4%
Cost of programming	107,149	116,421	(9,272)	-8.0%

Total cost of services	$1,039,099	$1,328,635	$(289,536)	-21.8%

Depreciation and amortization	$293,276	$253,363	$39,913	15.8%

Selling, general and administrative
Customer operations	$225,918	$223,407	$2,511	1.1%
Corporate operations	379,231	391,637	(12,406)	-3.2%
General taxes	30,801	54,183	(23,382)	-43.2%

Total selling, general and administrative	$635,950	$669,227	$(33,277)	-5.0%

	$1,968,325	$2,251,225	$(282,900)	-12.6%

Cost of Services – ($289,536)

Cost of services decreased $289,536, or 21.8%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Plant specific operations decreased $284,341, or 42.2%, with the decrease mainly attributable to a decrease in the marketing and provisioning costs to provide conference bridging services. The conference bridge provisioning expense decreased because of both rate and volume decreases. Plant nonspecific operations increased $4,451, or 5.0%, due mainly to increased postage, utility, and provisioning costs. Long distance provisioning costs decreased $1,122, or 2.1%, and reflects the decrease in overall minutes even though the overall rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Cellular provisioning costs increased $39,936, or 14%, and reflects the increased cost of equipment and accessories to serve the 34.5% increase in the cellular customers base in 2009 when compared to the three-month period ended March 31, 2008. Internet provisioning costs decreased $39,188, or 35.4%, and resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity. Breda’s cost of nonregulated services decreased $2,210, or 21.6%, and is attributable to the decreased number of key systems sold during the three months ended March 31, 2009, when compared to the three month period ended March 31, 2008.

As noted previously, Tele-Services’ sold two of its cable TV communities and turned down three other cable TV communities in 2008. The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $9,272, or 8.0%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings. Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations. Those fees are included in the programming fees for the three-month period ended March 31, 2009, but there are no corresponding fees in the three-month period ended March 31, 2008.

Depreciation and Amortization –$39,913

Depreciation and amortization expense increased $39,913, or 15.8%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Breda is now depreciating a new OC-192 fiber optic ring and four meta-switches, which all became operational in the latter part of 2008. Breda is also depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in Tele-Services’ cable TV operations from 2006, and for a new operating software support system, network upgrades, and new and upgraded Internet service facilities from 2007.

Selling, General and Administration – ($33,277)

Selling, general and administration expenses decreased $33,277, or 5%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Property and general taxes decreased $23,382, or 43.2%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. Corporate operations decreased $12,406, or 3.2%, during the three-month period ended March 31, 2009, when compared to the same period in 2008, because of decreased legal and consulting fees in 2009. Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction as well as its strategic planning for its own operations in 2008, and for which there has not been significant corresponding activities in the three-month period ended March 31, 2009.

Customer operations increased $2,511, or 1.1%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, and mainly resulted from increased wages and benefits which became effective during 2009.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended March 31, 2009, compared to the same period in 2008.

	Three Months Ended March 31,		Change

	2009	2008 (Restated)	Amount	Percent

OTHER INCOME (EXPENSE)
Interest and dividend income	$162,561	$165,448	$(2,887)	-1.7%
Gain or (Loss) on sale of investments	—	(4,301)	4,301	100.0%
Gain on disposal of assets	—	8,985	(8,985)	-100.0%
Interest expense	(16,424)	(20,936)	4,512	-21.6%
Income from equity investments	745,426	232,553	512,873	220.5%
Other, net	(10,482)	(9,790)	(692)	-7.1%

	$881,081	$371,959	$509,122	136.9%

Interest and Dividend Income. Interest and dividend income decreased $2,887, or 1.7%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. This decrease in interest and dividend income was due to the decreased investments in both temporary investments and marketable securities on which Breda generates interest income, and the lowered rate of return on some of these investments. Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $93,856 from their investment in Iowa Network Services during the three-month period ending March 31, 2009, and for which the corresponding income during the three-month period ended March 31, 2008 was $67,011. Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. There was no gain or loss on the sale of investments for the three-month period ended March 31, 2009, when compared to the $4,301 loss for the three-month period ended March 31, 2008. The gain or loss on the sale of investments is a combination of the net gains and losses on the redemption of temporary investments.

Gain or (loss) on disposal of assets. There was no gain or loss on the disposal of assets for the three-month period ended March 31, 2009. The $8,985 gain for the three-month period ended March 31, 2008 represents the gain from the sale or trade-in of service vehicles.

Interest Expense. The $4,512, or 21.6%, decrease in interest expense for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan. The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008. The RTFC loan reverted to a variable rate loan on that date. Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through March 31, 2009.

Income from Equity Investments. Income from equity investments increased $512,873, or 220.5%, for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008. The equity investments income shown on Breda’s financial statements is Breda’s pro-rata share of the net income or net loss of each equity investment, based on Breda’s percentage of ownership in each equity investment. The increase in equity investments income reported on Breda’s income statement for the three-month period ended March 31, 2009 is a reflection of the net increases and decreases in the net income of Breda’s equity investments. Most of Breda’s equity investments are in cellular partnerships. Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue. An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois. Effective January 15, 2009, Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all unit holders in various related telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for units they owned in the various related telecommunications entities. Prairie Telephone owns 8.5% of Hilbert Communications, LLC.

Other, net. The $692, or 7.1%, decrease in other net income for the three-month period ended March 31, 2009, when compared to the three-month period ended March 31, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense. Income taxes decreased $9,625, or 2.2%, for the three-month period ended March 31, 2009, when compared to the same period in 2008. The effective tax rate in 2009 is 36.85%, compared to a 38.67% tax rate in 2008. The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income. Net income increased $41,642, or 6.2%, for the three-month period ended March 31, 2009, when compared to the same period in 2008.

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

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations. Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the three months ended March 31, 2009 and March 31, 2008, cash provided by operating activities was $1,226,705 and $571,599 respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders. Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000. Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose. All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt. As noted previously, Breda plans to undertake the fiber overbuild of Carroll, Iowa, beginning in the third quarter of 2009, and plans to finance this project with a $10,000,000 broadband loan from Rural Utilities Services.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations. The following table summarizes Breda’s short-term liquidity, as of March 31, 2009, and March 31, 2009.

	As of

	March 31, 2009	December 31, 2008 (Restated)

Short-Term Liquidity
Current Assets	$6,840,356	$6,833,241
Current Liabilities	2,104,739	2,268,808

Net Working Capital	$4,735,617	$4,564,433

Cash and Cash Equivalents	$2,401,781	$1,317,462
Short Term Marketable Securities	$592,860	$604,435
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $7,115, or .1%, for the three-month period ended March 31, 2009, when compared to the year ended December 31, 2008, and was due mainly to four items. The first was the $1,084,319 increase in cash, cash equivalents, and marketable securities. The second was the $778,329 decrease in accounts receivable, which was due to the settlement agreement reached with AT&T for the payment of conference bridge access services. The third was the $259,307 decrease in prepaid income taxes. The fourth was a decrease of $39,012 in notes receivable upon Breda’s receipt of a principal payment from Spiralight Network, LLC. At March 31, 2009, Breda held a $480,000 promissory note, less allowance of $445,253, from its unconsolidated affiliate, Spiralight Network, LLC, which earns interest at the rate of 8.5% per annum. As part of the Exchange Agreement effected January 16, 2009, the membership units of Spiralight Network, LLC were exchanged for membership units in Hilbert Communications, LLC. The $480,000 promissory note became held by Hilbert Communications, LLC on January 16, 2009.

Current liabilities decreased $164,069, or 7.2%, for the three-month period ended March 31, 2009, when compared to the year ended December 31, 2008. Accounts payable decreased 398,082, or 22.7%, when comparing the two periods, which is mainly attributable to an decrease in the amount incurred as of March 31, 2009 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2008. Accrued taxes decreased $47,872, or 24.9%, for the three-month period ended March 31, 2009, when compared to the year ended December 31, 2008. The accrued taxes decrease was primarily the result of the decrease in federal and state income taxes payable resulting from the ongoing decreased revenue received pursuant to the AT&T conference bridge settlement agreement. There was also an increase in other accrued liabilities of $278,551 for the three-month period ended March 31, 2009, when compared to other current liabilities as of December 31, 2008. Breda’s Board of Directors declared an $8.00 per share dividend on March 16, 2009, to shareholders of record on March 17, 2009. The dividend declaration is recorded in Other Payables as a $246,808 dividend payable as of March 31, 2009, and there was no corresponding dividend payable amount as of December 31, 2008. The remaining increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the three-month period ended March 31, 2009, when compared with the year ended December 31, 2008.

The following table summarizes Breda’s sources and uses of cash for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,

	2009	2008 (Restated)

Net Cash Provided (Used)
Operating Activities	$1,226,705	$571,599
Investing Activities	(93,492)	50,662
Financing Activities	(48,895)	(84,618)

For the three months ended March 31, 2009 and 2008, cash provided by operating activities was $1,226,705 and $571,599, respectively.

Cash used in investing activities was $93,492 for the three-month period ended March 31, 2009. Cash provided for investing activities was $50,662 for the three-month period ended March 31, 2008. Capital expenditures for the three-month period ended March 31, 2009 were $96,027, and were $279,514 for the same period in 2008. The purchase of an additional one-third equity interest in Carroll County Wireless, LLC for $90,000 was included in the three-month period ended March 31, 2009, and $25,000 was included in the three-month period ended March 31, 2008 for Telephone Acquisition Company. The purchase of marketable securities was $141,484 for the three-month period ended March 31, 2009, and was $165,545 for the three-month period ended March 31, 2008. Proceeds from the sale of marketable securities was $185,622 in the three-month period ended March 31, 2009, and was $502,950 in the three-month period ended March 31, 2008.

Cash used in financing activities was $48,895 for the three-month period ended March 31, 2009, as compared to $84,618 for the three-month period ended March 31, 2008. During the three-month period ended March 31, 2009, cash was used to repay $48,895 of long-term debt. Breda used cash during the three-month period ended March 31, 2008 to repay $45,773 of Rural Telephone Finance Cooperative long-term debt, and to redeem common stock for $38,845.

Long Term Debt

As of March 31, 2009, Breda had $902,601 of long-term debt with the Rural Telephone Finance Cooperative. This debt carried a fixed rate of interest of 7.35% for a ten-year period which ended on July 17, 2009. The Rural Telephone Finance Cooperative debt reverted to a variable rate loan on that date, and interest accrued at the rate of 6.5% over the period of July 17, 2009 through September 30, 2009, and at the rate of 7.0% over the period of October 1, 2009 through March 31, 2009. Substantially all of the assets of Breda were pledged as security for the long-term debt. The Rural Telephone Finance Cooperative notes were to be paid in equal quarterly installments covering principal and interest until paid in full by the year 2013. On April 30, 2009, however, Breda prepaid in full the remaining long-term debt of $902,601, the accrued interest through April 30, 2009 of $5,020, and a prepayment fee of $4,513. As of April 30, 2009, Breda had no outstanding debt.

Obligations and Commitments

Breda’s ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2009, capital expenditures were $96,027.

Breda’s contractual obligations as of March 31, 2009 are:

2010	$203,841
2011	217,738
2012	232,583
2013	248,439

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

Other Activities and Issues

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

In early October 2008, Verizon and AT&T submitted a proposal to the FCC that would, among other things, establish a unified $.0007 terminating access rate for all rate of return carriers, like Breda, and would apply to all traffic exchanged with or on the public switched telephone network, including IP based traffic. The $.0007 access proposal by Verizon and AT&T would have relieved Verizon, AT&T and other larger carriers of more than $8 billion in annual access and intercarrier compensation responsibilities. Most small telephone company costs are above ten cents per minute to provide this service on their volume of minutes, and Breda is no exception. This proposal has the potential to cripple the rural telephone industry. There has been no further action by the FCC since the 2008 election, and Breda believes that no action will occur until all appointees to the FCC have been approved by Congress.

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on the intercarrier compensation plans which are now before the FCC.

Breda believes that changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues. Since access charge revenues constitute a substantial portion of Breda’s total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the Iowa Utilities Board (IUB) regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated. Various individuals and consulting representatives have been analyzing and attempting to develop comments relating to a potential state universal service fund. The IUB had postponed comments until October 26, 2008, and there were a number of significant details that had not yet been discussed or determined by the IUB. On October 28, 2008, the Iowa Telecom Association (ITA) filed its comments on whether Iowa needs a State USF funding mechanism. In its filing, the ITA linked the State USF discussion with the tariff battle that consumed much of 2008 and reminded the IUB of the severe impact of proposed access reduction. The ITA noted that if access policy changes cause high-cost carriers, such as Breda, to be unable to recover their costs of providing intrastate services from increased local rates to the customer and reduced access charges, then a State USF would be necessary as a cost recovery mechanism.

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

Regarding intrastate rates, the ITA filed the 9-1-2007 tariff which was allowed to go into effect, but it was later challenged by Sprint, Verizon and AT&T. The IUB conducted a hearing on the ITA Intrastate Access Tariff on April 1 and 2, 2008. Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff from present levels down to the NECA interstate levels. Specifically, the interexchange carriers requested that the IUB eliminate the 1.5 cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3 cent common carrier line charge. The total requested reduction would be 6.4 cents on each intrastate minute. The IUB issued a final order on May 30, 2008 where it directed the ITA to, within 30 days, remove the 1.5 cent transport interconnection rate element and to lower the local switching rate element to 2.4435 cents per minute to mirror the NECA interstate tariff rate. The IUB also stated that it would open a rule making to determine whether to eliminate the 3 cent common carrier line charge. After various delays, the IUB ruling became effective February 7, 2009, and Breda’s access rate decreased 2.7 cents per minute for all intrastate access minutes. Breda estimates that the decrease in intrastate access rates will decrease Breda’s network access revenues by approximately $221,455 a year.

Breda believes that it is extremely likely that the IUB could again reduce intra-state access rates by eliminating the 3 cent carrier common line rate element. If that occurs, Breda estimates that the impact on Breda’s operating income will be an additional decrease in access revenue of more than $200,000 per year.

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

On August 29, 2008, NECA filed its 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that have less than 700 access lines per exchange. These revisions are made each year, but the projected 2009 impacts were much greater than previous years and will have more of a negative effect on average schedule companies, such as Breda. The modifications were effective on January 1, 2009. During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies. Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced. Although cost per loop values for most of the average schedule companies are projected to increase, the payments to average schedule companies will be reduced, due to the cap on payments. The estimated HCL support paid to rural companies in 2009 is expected to decrease by $13.3 million. Breda is expecting a decrease in its HCL support payments for 2009 of $213,924, or 49.45%. Breda is expecting a decrease in its local switching support payments for 2009 of $17,314, or 8.16%.

On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program. Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007. On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs. The order became effective on August 1, 2008, and is still in place as of the date of this report.

Breda believes that federal universal service fund criteria will continue to change, but Breda is unable to determine estimated time frames or estimated financial ramifications of all of the provisions as of the date of this report. The decrease in intrastate access rates implemented by the IUB on February 7, 2009, and the changes being implemented on the federal level with the federal universal service fund, have caused Breda and its representative industry members to study the feasibility of a state universal service fund. Given the preliminary nature of these studies and discussions, however, Breda is not able to estimate what financial ramifications, if any, could come from such a fund.

Phantom traffic is another issue related to intercarrier compensation. Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on ILEC switches is being delivered in a form in which billing information is absent, lost, stripped or altered. Studies have also shown that ILEC’s, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic. Another problem is that even when the originating service provider of the phantom traffic is discovered, it is difficult to get proper payment from the provider, in part because there are no penalties imposed for failing to make payment. Breda and other carriers believe that penalty and arbitration provisions should also be implemented in addition to the proposed “truth in labeling” requirements. The Iowa Telecommunications Association “Qwest Committee” is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access charges to ILEC’s. No final resolution had come out of these efforts as of the date of this report.

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

Breda is not a party to any of these lawsuits or collection actions, and was being paid for conference bridging services by most carriers until mid year 2007. Beginning in May 2007, BTC, Inc. began to receive dispute notifications from the various major interexchange carriers disputing the volume of minutes and the interstate and intrastate switched access charges billed to them by BTC, Inc. BTC, Inc. is working with legal counsel for assistance in its collection actions against the various carriers that are withholding network access service revenues. In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York, as well as oral arguments and proceedings before the FCC and the IUB. While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation. The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On May 29, 2008, Verizon filed a complaint with the IUB against BTC, Inc. alleging violations of the terms, conditions, and application of the intrastate tariffs of BTC,

Inc. regarding its conference bridging services. A settlement agreement between Verizon and BTC, Inc. became effective May 6, 2009, and per terms of the agreement Verizon will dismiss the referenced complaint brought before the IUB against BTC, Inc. Breda and AT&T settled their rate negotiations when a Settlement Agreement and Release was signed by both parties on December 22, 2008. Breda anticipates initiating rate negotiations with each of the individual carriers during the 2009 year.

Another access revenue challenge faced by Breda and its counterparts in the industry has been the amount of traffic coming over Qwest’s facilities which is considered unbillable.

Breda and other Iowa ILEC’s received a letter from Qwest dated February 9, 2007 outlining a change in its billing systems effective April 1, 2007. Under the new billing system, Qwest will pay terminating charges to ILECs and Iowa Network Services for Qwest’s own intraLATA retail toll, but will dispute any billings for all other traffic. Qwest will make payment based on Qwest’s toll call detail. Iowa Network Services will receive the new Qwest toll records for all of the independent telephone companies utilizing Iowa Network Services. Qwest will also provide the Iowa Telecommunications Association’s “Qwest Traffic” committee with reports for analysis to attempt to identify carriers which are delivering traffic through Qwest but for which Qwest is refusing to pay terminating charges to the ILEC. Qwest has implemented this process and continues to dispute any billings for traffic that traverses their facilities but is not identifiable to an ILEC.

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

A significant increase in programming costs occurred on January 1, 2009, when the must-carry, three-year contracts for commercial television stations ended. According to FCC rules, commercial television stations are required to make an election every three years between retransmission status or must-carry status. The original elections were made by June 17, 1993, and subsequent elections must be made at three-year intervals with the election to be made by October 1st, with an effective date of January 1st. The most recent three-year period ended on December 31, 2008, and Tele-Services was notified prior to October 1, 2008, that most all of the commercial television stations were electing retransmission status for the three-year period beginning January 1, 2009, and as part of that status, retransmission agreements would need to be negotiated and signed in order to continue carriage of these stations after January 1, 2009. By the stations electing retransmission status, Tele-Services is now required to pay these stations a per subscriber fee per month, or quarterly, or annually, to carry these stations. These fees are new programming charges that were not present in the past when the stations had been designated as must-carry stations. Tele-Services completed all negotiations with the commercial television stations by January 1, 2009, and the additional cost to provide the same line-up of commercial televisions stations averaged between $1.35 to $2.20 per customer per month, depending on the location of the cable TV system and the stations included in the channel line-up.

The Deficit Reduction Omnibus Reconciliation Act of 2005 included the digital television transition legislation. The Act established February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum, but in February 2009, a bill was passed that postponed the DTV transition until June 12, 2009. All of Tele-Services’ cable service systems are analog systems. Tele-Services has installed the equipment in each of its cable TV communities to receive and convert the digital signal to an analog signal, and is in compliance with all requirements of the Deficit Reduction Omnibus Reconciliation Act of 2005. If Tele-Services were to provide total digital transmission of all programming, it would require significant upgrades to Tele-Services’ plant, equipment, and cables.

As noted previously, Tele-Services is actively pursuing the sale of eight of its remaining thirteen communities. Tele-Services also turned down three of its smallest communities in second quarter 2008, and sold two additional communities in the fourth quarter 2008.

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

As discussed in Breda’s Form 10-Q for the quarter ended June 30, 2008, Verizon filed a complaint with the Iowa Utilities Board on May 29, 2009 against BTC, Inc. alleging violations of the terms, conditions and application of the intrastate tariffs of BTC, Inc. regarding its conference bridging services. The Iowa Utilities Board issued an order on January 22, 2009, denying BTC, Inc.’s and the other respondents’ motion to dismiss, and the Iowa Utilities Board docketed the case and established a procedural schedule. Verizon and BTC, Inc. entered into a settlement agreement on May 6, 2009 which addressed the payment of back access charges by Verizon for both conference bridge and non-conference bridge access charges, and which establishes the rates that will be paid by Verizon to BTC, Inc. for that traffic going forward. The settlement agreement also required Verizon to dismiss its complaint with the Iowa Utilities Board, which Breda anticipates Verizon will do by May 14, 2009.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of January 1, 2009 through March 31, 2009.

None of Breda’s shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of January 1, 2009 through March 31, 2009. Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

There were transfers of 1,563 shares of Breda’s common stock by 10 different shareholders during the period of January 1, 2009 through March 31, 2009 with respect to which Breda did not exercise Breda’s right of first refusal to purchase the shares. Forty-five of those 1,563 shares were transferred for $509 per share, 10 of those 1,563 shares were sold for $514 per share, and 344 shares were transferred for $1.00 and other consideration. The remaining 1,164 shares were transferred without the payment of any purchase price or other consideration. The latter transfers were to family members or to trusts of shareholders.

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

No matter was submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of January 1, 2009 through March 31, 2009.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2009 through March 31, 2009 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Breda’s board of directors declared a dividend of $8.00 per share on March 16, 2009, payable to shareholders of record on March 17, 2009. The aggregate amount of the dividend was $246,808. The dividend was paid to the shareholders on April 1, 2009.

Breda’s board of directors adopted a resolution at a meeting on March 10, 2009 fixing the redemption price for Breda’s shares of common stock to be $547 per share. The $547 amount was determined based upon Breda’s 2008 audited financial statements, and was announced in a letter to the shareholders dated April 1, 2009, and became effective on April 1, 2009. The $547 per share price is approximately 70% of the book value of Breda as shown on Breda’s 2009 audited financial statements. The prior redemption price as established by Breda’s board of directors was $509 per share.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit Number	Exhibit Description		Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Restatement			10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws			8-K		3.2	4/4/07

10.1	Employment Agreement dated July 10, 2009 with Jane Morlok			10-Q	9/30/08	10.1	11/13/08

10.2	Employment Agreement dated June 14, 2006 with Steve Frickenstein			10-QSB	6/30/06	10.2	8/11/06

10.3	Employment Agreement dated June 14, 2006 with Charles Deisback			10-QSB	6/30/06	10.3	8/11/06

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer	E-1

	31.2	Certification of Chief Financial Officer	E-3

32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer	E-5

32.2	Certification of Chief Financial Officer	E-6

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BREDA TELEPHONE CORP.

May 15, 2009	By:	/s/ Steve Frickenstein

		Name:	Steve Frickenstein
		Title:	Chief Executive Officer

May 15, 2009	By:	/s/ Jane Morlok

		Name:	Jane Morlok
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended March 31, 2009