Form 10-Q
period 2009-06-30
BREDA TELEPHONE CORP
filed 2009-08-14
CIK 1084448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

712-673-2311
(Registrant's telephone number, including area code)
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
☐   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  30,851 shares of common stock, no par value, at August 1, 2009.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended June 30, 2009

Index

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended June 30, 2009 and 2008
And the Year Ended December 31, 2008

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,270,287	$1,317,462
Marketable securities	655,297	604,435
Accounts receivable, net of allowances of $1,830,803 and $3,415,824in 2009 and 2008, respectively	1,487,523	3,290,640
Interest receivable	86,303	81,730
Notes receivable, less impairment of $445,253 in each 2009 and 2008	34,747	73,759
Inventory, at average cost	231,322	227,731
Prepaid income taxes	584,208	406,451
Other	45,986	112,438
Deferred income taxes	831,407	718,595
	6,227,080	6,833,241

OTHER NONCURRENT ASSETS
Marketable securities	5,393,671	5,440,550
Investments in unconsolidated affiliates at equity	8,964,202	8,525,861
Other investments at cost	652,685	673,590
Goodwill	918,715	896,812
	15,929,273	15,536,813

PROPERTY, PLANT AND EQUIPMENT	6,612,612	6,857,853

TOTAL ASSETS	$28,768,965	$29,227,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$-	$200,507
Accounts payable	834,131	1,751,822
Accrued taxes	191,429	191,943
Other	137,084	124,536
	1,162,644	2,268,808

LONG-TERM DEBT, less current portion	-	750,988

OTHER NONCURRENT LIABILITIES	2,206,169	1,947,128

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,650 and 27,924 shares issued and outstanding at $547 and $509 stated values, respectively	14,577,550	14,213,316
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,201 and 2,927 shares issued and outstanding at $547 and $509 stated values, respectively	2,297,947	1,489,843
Retained earnings	8,458,932	8,421,630
	25,334,429	24,124,789

MINORITY INTEREST	65,723	136,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,768,965	$29,227,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months Ended		For the Six Months Ended
	2009	2008 (Restated)	2009	2008 (Restated)

OPERATING REVENUES	$2,225,891	$2,933,009	$4,448,532	$5,919,118

OPERATING EXPENSES
Cost of services	1,018,587	1,507,405	2,057,686	2,836,040
Depreciation and amortization	234,582	256,180	527,858	509,544
Selling, general, and administrative	674,850	554,278	1,310,799	1,223,505
	1,928,019	2,317,863	3,896,343	4,569,089

OPERATING INCOME	297,872	615,146	552,189	1,350,029

OTHER INCOME (EXPENSES)
Interest and dividend income	109,088	127,301	271,649	292,749
Gain on sale of investments	834	9,102	834	4,801
Gain or (Loss) on disposal of assets	(6,353)	-	(6,353)	8,985
Interest expense	(9,533)	(20,092)	(25,957)	(41,028)
Income from equity investments	549,946	284,482	1,295,372	517,036
Other, net	(9,576)	(2,164)	(20,058)	(12,036)
	634,406	398,629	1,515,487	770,507

INCOME BEFORE INCOME TAXES	932,278	1,013,775	2,067,676	2,120,536

INCOME TAXES	195,185	381,785	613,603	809,828

NET INCOME BEFORE MINORITY INTEREST	737,093	631,990	1,454,073	1,310,708

MINORITY INTEREST	1,156	2,007	2,375	(234)

NET INCOME	$738,249	$633,997	$1,456,448	$1,310,474

NET INCOME PER COMMON SHARE	$23.93	$20.55	$47.21	$42.46

DIVIDENDS PER COMMON SHARE	$-	$-	$8.00	$7.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock, A and B Class		Retained Earnings
	Shares	Amount		Total

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	15,703,159	8,421,630	24,124,789

Comprehensive income:
Net Income			1,456,448	1,456,448

Dividends paid			(246,808)	(246,808)

Stated value stock adjustment		1,172,338	(1,172,338)

Balance at June 30, 2009	30,851	$16,875,497	$8,458,932	$25,334,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,456,448	$1,310,474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	527,858	509,544
Minority interest	(2,375)	234
Deferred income taxes	146,229	2,958
Amortization of investment premium/discount - net	17,928	25,043
Equity income in unconsolidated affiliates, net of distributions received of $859,031 and $1,000,998 in 2009 and 2008, respectively	(436,341)	483,962
(Gain) or loss on disposal of property	6,353	(8,985)
Gain on sale of marketable securities	(834)	(4,801)
Changes in assets and liabilities:
(Increase) or decrease in assets	1,661,747	(2,182,592)
Increase or (decrease) in liabilities	(905,657)	703,457
Net cash provided by operating activities	$2,471,356	$839,294

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(295,323)	(1,657,187)
Proceeds from the sale of assets	6,353	8,985
Purchase of marketable securities	(227,851)	(280,758)
Purchase of equity investments	(2,000)	(720,000)
Purchase of other investments - at cost	(2,956)	(6,171)
Purchase of investment in a subsidiary	(68,097)	-
Proceeds from the sale of marketable securities	206,774	1,699,986
Proceeds from the sale of other investments - at cost	23,861	8,786
Proceeds from the receipt of principal on note receivable	39,012	-
Net cash used in investing activities	$(320,228)	$(946,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(951,496)	(92,308)
Common stock redeemed, net	-	(38,845)
Dividends paid	(246,808)	(246,808)
Net cash used in financing activities	$(1,198,304)	$(377,961)

Net Increase (Decrease) in Cash and Cash Equivalents	$952,825	$(485,026)

Cash and Cash Equivalents at Beginning of Period	1,317,462	1,175,084

Cash and Cash Equivalents at End of Period	$2,270,287	$690,058

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$25,957	$41,028
Income taxes	$645,130	$791,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008 and the results of operation and changes in cash flows for the three and six months ended June 30, 2009 and 2008.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 financial statements.  The results of operations for the three and six month period ended June 30, 2009 are not necessarily indicative of the operating results of the entire year.

Carroll County Wireless, L.L.C. became a subsidiary of Breda Telephone Corp. on January 1, 2009, when Breda purchased the membership units of one of the three original investors in Carroll County Wireless, L.L.C. and Breda increased its ownership percentage from 33.33% to 66.67%.  As a result beginning in 2009, Breda will present its investment in Carroll County Wireless using the consolidation method.  In order to conform with the 2009 presentation, Breda’s 33.33% interest in Carroll County Wireless at June 30, 2008 and December 31, 2008 is also presented in the financial statements using the consolidation method.

The table below outlines the effect of these changes to the financial statements:

Difference
Total assets	$136,195
Total liabilities and equity	136,195
Operating revenues	$22,061
Operating expenses	21,725
Operating income	336
Income before income taxes	216

Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 presentations.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $0 and $171,230 during the six months ended June 30, 2009 and June 30, 2008, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at June 30, 2009 and June 30, 2008.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	OPERATING SEGMENTS (continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Six Months Ended June 30, 2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$3,783,120	$285,717	$379,695	$4,448,532
Segment profit (loss)	1,705,882	(116,928)	(132,506)	1,456,448

Six Months Ended June 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$5,223,453	$342,572	$353,094	$5,919,118
Segment profit (loss)	1,790,225	(101,513)	(378,238)	1,310,474

Three Months Ended June 30, 2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$1,891,909	$141,649	$192,333	$2,225,891
Segment profit (loss)	881,448	(76,249)	(66,950)	738,249

Three Months Ended June 30, 2008	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$2,583,481	$171,546	$177,983	$2,933,009
Segment profit (loss)	923,594	(55,320)	(234,277)	633,997

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	NET INCOME PER COMMON SHARE

Net income per common share for June 30, 2009 and 2008 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2009 and 2008 were 30,851 and 30,851, and 30,851 and 30,866 respectively.

NOTE 5.	STOCK VALUE ADJUSTMENT

During April 2009, the board of directors authorized a $38 increase in the stated value of each share of common stock from $509 to $547.  There were 30,851 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,172,338.

During March 2008, the board of directors authorized a $52 increase in the stated value of each share of common stock from $457 to $509.  There were 30,851 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,604,252

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements and Industry and Market Data

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward-looking statements that express Breda's current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections and statements of expectation.  Words such as "expects," "estimates," "plans," "anticipates," "forecasts," "prospects," "predicts," "projects," "believes," "seeks," "should," "could," "may," "contemplates," "thinks," "future," "strategy," "potential," "possible," "intends," "hopes," "objectives," and other similar expressions or variations of those words or those types of words help identify forward looking statements.

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guaranties of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a rapidly changing industry such as the communications industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances in existence at the time of the preparation of this quarterly report.  Breda disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Breda cannot guarantee Breda's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and

Index

completeness of the publicly available information upon which part of Breda's business strategy is based and the various factors, risks and uncertainties set forth in this quarterly report and in the "Cautionary Statement on Forward Looking Statements and Industry and Market Data", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of Breda's Annual Report on Form 10-K for the year ended December 31, 2008.

Breda may have obtained industry, market, competitive position and other data used in this quarterly report or in Breda's general business plan from Breda's own research or internal surveys, studies conducted by other persons and/or from trade or industry associations or general publications and other publicly available information.  Breda attempts to utilize third party sources of information which Breda believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for an industry may present information in a manner that is more favorable to that industry than would be presented by an independent source.  Industry publications and surveys and other publicly available sources of information also generally state that they have obtained information from third party sources believed to be reliable, but do not guarantee the accuracy or completeness of any information.

Overview

General

Breda is a provider of telecommunication services to residential and business customers in the west central region and the southwest region of rural Iowa.  Breda and its wholly-owned subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, Tele-Services, Ltd. and BTC, Inc., all conduct business under the names "W.I.N." or "Western Iowa Networks".  Breda also owns approximately 66.67% of the outstanding membership units of Carroll County Wireless, L.L.C., and the results of operations of Carroll County Wireless, L.L.C. are included in Breda's consolidated financial statements.  Carroll County Wireless, L.L.C. holds the PCS spectrum for nearly all of Carroll County, Iowa.  PCS spectrum is bandwidth allocated by the Federal Communications Commission which can be used in the transmission of voice, data and television communications.

The telecommunication services provided by Breda or its subsidiaries include long distance services, dial-up and high-speed Internet services, satellite Internet services, and cable TV services.

Breda and its telephone subsidiaries operate seven telephone exchanges as the historical or incumbent local exchange carrier.  BTC, Inc. offers competitive local

Index

exchange carrier services to residential and business customers in Carroll, Iowa.  Qwest is the incumbent local exchange carrier for that area.

Carroll County Wireless, L.L.C.'s revenues are derived from fees paid to it under roaming agreements through i wireless agreements with other wireless carriers.  Breda is not actively or directly marketing i wireless services to customers in Breda's telephone exchanges.

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

Local Exchange Carrier Services. This segment provides telephone (including long distance services), data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries.  This segment also includes the revenue generated by Carroll County Wireless, L.L.C. through its i wireless agreements with other wireless carriers.

Broadcast Services.  This segment provided cable television services to customers in a total of twelve towns in Iowa and one town in Nebraska from January 1, 2009 through June 30, 2009.  Tele-Services sold seven of its southern Iowa cable TV systems and its cable system for Beaver Lake, Nebraska on July 1, 2009, and Tele-Services bought the cable television system in Breda's Macedonia, Iowa telephone exchange effective August 1, 2009. Tele-Services was therefore providing cable television services to six Iowa communities as of the date of this quarterly report.

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

The segments in which Breda and its subsidiaries operate are as follows:

Local Exchange Carrier
Breda Prairie Telephone Co., Inc. Westside Independent Telephone Company BTC, Inc. Carroll County Wireless, L.L.C.

Index

Broadcast Services
Tele-Services, Ltd.

Internet Service Provider
BTC, Inc.

Factors Affecting Breda's Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda's results of operations.  These factors include the following:

•
The effect on Breda's revenues of declining numbers of access lines caused by customer migration to cell phone usage only; technology advances allowing the provisioning of Internet services on the same access line as voice service; technology advances provisioning residential and business voice services over data circuits (VOIP); and the declining population base in the rural areas served by Breda.

Breda's strategic response to these trends includes efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular.  Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states.  Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in Carroll, Iowa.

•	The effect on Breda's revenues from current and potential future changes in access rate regulation at the state and federal levels.

•
The effect on Breda's revenues from rate and pricing structures caused by the competition of multiple providers in the Carroll, Iowa market.  The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors in that market have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the "triple play".  Customers receive local phone service, blocks of long distance service minutes, Internet services, and broadcast services (cable TV or satellite TV) for a competitive price.

Index

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another type of high-speed Internet services, in addition to its voice, long distance and present Internet services.  The switching capabilities also allow Breda to be able to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community because Breda would then no longer need to lease access lines from Qwest to provide services.  BTC, Inc. received final approval notification from the Rural Utilities Services on March 13, 2009 (written notification was received on April 16, 2009) for its $10,000,000 broadband loan application to overbuild the Carroll non-rural market with fiber to the home.  Breda anticipates that the approximately two-year project will begin in September 2009.

Breda continues to evaluate modifying its package offerings and adjusting its pricing structures in order to attempt to remain competitive.

•
The effect on Breda's revenues from decreased customer counts for dial-up Internet as well as cable TV services.  Competition and bundled services, declining population bases in some of Breda's rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers.  Tele-Services continues to consider the consolidation of Tele-Services' cable TV programming transmission equipment in the communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services.  Tele-Services discontinued cable TV services in the third quarter of 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman.  Breda did not have voice services in those towns and the head ends in those towns could not be consolidated.  Tele-Services sold seven of its southern Iowa cable TV systems and its one Nebraska cable TV system on July 1, 2009.  Tele-Services purchased the cable system in Macedonia, Iowa on August 1, 2009.

•
The effect on Breda's revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda's telephone exchanges.  The proliferation of wireless phone usage, and the designation of new technology by the Federal Communication Commission as data services, instead of voice services, have both decreased the "minutes of use" on Breda's networks, which results in less access revenue, and caused the access payment structure to be renegotiated by the new technology providers and wireless providers.

Index

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended June 30, 2009, and June 30, 2008, respectively:

	Three Months Ended June 30,		% of Total Revenues for the Three Months Ended Ended June 30,

	2009	2008 (Restated)	2009	2008 (Restated)
OPERATING REVENUES
Local exchange carrier services	$1,891,966	$2,583,401	85.0%	88.1%
Broadcast services	141,592	171,625	6.4%	5.9%
Internet services	192,333	177,983	8.6%	6.0%
	$2,225,891	$2,933,009	100.0%	100.0%

Local Exchange Carrier Services.  Breda's revenue in this segment comes from the following sources:

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

Index

3.
Long Distance Services.  Breda generates revenues for providing long distance services to its customers.  This revenue category also includes fees related to the provision of directory assistance and operator assistance services.

4.
Cellular Services.  Breda is an agent for the U.S. Cellular service area in Iowa, and Breda generates commission revenue from the sale of the wireless calling plans offered by U.S. Cellular to Breda's customers.  Breda also generates revenue from the sale of phones and accessories needed to receive wireless phone service.

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

6.
Miscellaneous. Phone-related services generated by Breda include revenues from directory publishing, directory advertising, inside line care, the sale and maintenance of customer premise equipment, the sale and maintenance of phone systems, and the sale of pager services.  A significant revenue source is the rental of Breda's fiber optic toll trunks to other telecommunication providers.  Breda receives roaming revenue from Carroll County Wireless, L.L.C.'s roaming agreements with other wireless carriers.

Broadcast Services.  Revenues are generated in this segment from the monthly fees charged to customers for basic and premium cable TV services.

Internet Services.  Monthly dial-up and high-speed Internet access services fees billed to residential and business customers generate the bulk of this segment's revenue.  Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees.  The revenue that is generated through the offering of a satellite-based Internet service and a wireless Internet service are also included in Internet Services revenues.

Operating Expenses

Operating Expense Categories.

Breda's operating expenses are categorized as cost of services; depreciation and amortization; and selling, general and administration.

Index

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

Results of Operations

The following table sets forth certain items reflected in Breda's consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008 (Restated)	2009	2008 (Restated)

Operating revenues	100%	100%	100%	100%
Cost of services	46%	51%	46%	48%
Depreciation and amortization	11%	9%	12%	8%
Selling, general and administrative	30%	19%	29%	21%

Operating income	13%	21%	13%	23%
Other income (expenses)	29%	14%	34%	13%
Income taxes	9%	13%	14%	14%

Net income	33%	22%	33%	22%

Three Months Ended June 30, 2009 and 2008

The table below sets forth the components of Breda's revenues for the three months ended June 30, 2009, compared to the same period in 2008.

Index

	Three Months Ended June 30,		Change

	2009	2008 (Restated)	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$246,134	$236,817	$9,317	3.9%
Network access services	1,247,246	2,603,323	(1,356,077)	-52.1%
Long distance services	63,810	74,025	(10,215)	-13.8%
Cellular services	431,860	420,907	10,953	2.6%
Billing and collection services	2,610	4,470	(1,860)	-41.6%
Uncollectibles	(141,734)	(817,907)	676,173	-82.7%
Miscellaneous	42,040	61,766	(19,726)	-31.9%
	$1,891,966	$2,583,401	$(691,435)	-26.8%

Broadcast Services	$141,592	$171,625	$(30,033)	-17.5%

Internet services	$192,333	$177,983	$14,350	8.1%

	$2,225,891	$2,933,009	$(707,118)	-24.1%

There was a decrease in total operating revenues for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, of $707,118, or 24.1%.

Local Exchange Carrier Services – ($691,435)

Local exchange carrier services revenues accounted for 85% of all operating revenue in the three-month period ended June 30, 2009.  There was a $691,435, or 26.8%, decrease in local exchange carrier services revenues for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.

Local network services revenues increased $9,317, or 3.9%, for the three months ended June 30, 2009, as compared to the same period in 2008, because of the increased number of customers taking phone service from Breda in its CLEC town of Carroll, Iowa.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.  Breda's long distance services revenue decreased $10,215, or 13.8%, for the three months ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Breda has experienced the same industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Index

Network access services decreased $1,356,077, or 52.1%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.   This decrease mainly resulted from decreased terminating access revenues generated from traffic delivered to Breda’s conference bridges in Carroll, Iowa.  Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks.  Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services generated approximately $722,396 of access revenue for the three-month period ended June 30, 2009, compared to approximately $1,780,976 for the three-month period ended June 30, 2008. The conference bridge services minutes of use decreased by approximately 15,868,223 during the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Breda's provider of the conference bridge minutes decreased its use of the bridges in Breda’s location while negotiations were being conducted with carriers for the payment of access revenue on this traffic.  Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the three months ended June 30, 2009, would reflect discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 40% discount from Breda’s tariffed rates.

Breda, along with all other Iowa carriers subject to the Iowa Utilities Board’s ruling effective on February 9, 2009, also experienced a 3.1 cent per minute reduction in its intrastate access rate received on all intrastate access minutes.  Breda estimates that this reduction in intrastate access rates resulted in a $85,044 reduction for the three months ended June 30, 2009, when compared to the three-months ended June 30, 2008.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008.  In this filing, which the FCC accepted and became effective on January 1, 2009, there were modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the three months ended June 30, 2009 was approximately $53,616.

Breda continues to add customers to its Carroll, Iowa, CLEC customer base, and therefore also to its long distance services customer base.  These customers generate access revenue when they use Breda's networks to make long distance calls.  However, as noted previously, more customers are using only their wireless plans to make long distance calls, so Breda’s overall toll minutes on which access revenue is generated continues to decrease.

Index

Cellular services increased $10,953, or 2.6%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  The overall number of customers served between the two three-month periods decreased 16.1%, but there was an increase in the amount of commissions received on the cellular services sold and an increase in cellular equipment sales for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.

Uncollectibles decreased $676,173, or 82.7%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  This decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate. Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.  Verizon and Breda reached agreement on May 6, 2009 on their dispute regarding the payment of access charges for conference bridging services.  As per the terms of the agreement, Verizon dismissed the complaint Verizon filed with the Iowa Utilities Board on May 29, 2008.

Miscellaneous revenue decreased $19,726, or 31.9%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.   Other nonregulated services revenue decreased $7,101, or 38.1%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, and is mainly attributable to the decrease in the number of phone systems sold and an overall decrease in customer premise equipment rental.  Roaming revenue for wireless minutes of service decreased $3,121, or 30.8%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, with the decrease resulting from the lowered rates negotiated on roaming agreements.  In 2008 Breda recorded a miscellaneous payment from MCI in the amount of $9,511 for the settlement of old outstanding carrier bankruptcy activities, and for which there was no corresponding revenue for the three-month period ended June 30, 2009.

 Billing and collection revenue, which is not included in miscellaneous revenue, decreased $1,860, or 41.6%, for the three month period ended June 30, 2009, when compared to the same three month period in 2008.  Billing and collection revenue remains an overall decreasing revenue stream since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them.

Index

Broadcast Services – ($30,033)

Broadcast services decreased $30,033, or 17.5%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Breda's subsidiary, Tele-Services, continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are also able to include local channels in their package offerings.  Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sales affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base, and most of those cable television customers already receive telephone service from Breda.

Internet Services – $14,350

Internet services revenue increased $14,350, or 8.1%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Breda experienced a 30.7% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.  Breda continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the three months ended June 30, 2009, compared to the same period in 2008.

	Three Months Ended June 30,		Change

	2009	2008 (Restated)	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$432,167	$797,282	$(365,115)	-45.8%
Plant nonspecific operations	110,464	95,636	14,828	15.5%
Cost of long distance	49,733	66,629	(16,896)	-25.4%
Cost of cellular	257,243	319,267	(62,024)	-19.4%
Cost of internet	59,445	115,060	(55,615)	-48.3%
Cost of programming	109,535	113,531	(3,996)	-3.5%
Total cost of services	$1,018,587	$1,507,405	$(488,818)	-32.4%

Depreciation and amortization	$234,582	$256,180	$(21,598)	-8.4%

Selling, general and administrative
Customer operations	$219,884	$230,535	$(10,651)	-4.6%
Corporate operations	407,448	269,844	137,604	51.0%
General taxes	47,518	53,899	(6,381)	-11.8%
Total selling, general and administrative	$674,850	$554,278	$120,572	21.8%

	$1,928,019	$2,317,863	$(389,844)	-16.8%

Cost of Services – ($488,818)

Cost of services decreased $488,818, or 32.4%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Plant specific operations decreased $365,115, or 45.8%, with $342,346 of the decrease mainly attributable to a decrease in the marketing and provisioning costs to provide conference bridging services.  Marketing fees are dependent on both the volume of minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  The conference bridge provisioning expense decreased because of both rate and volume decreases arising out of those settlements.

Plant nonspecific operations increased $14,828, or 15.5%, due mainly to increased postage, utility, and provisioning costs.  Long distance provisioning costs decreased $16,896, or 25.4%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase.  Cellular provisioning costs decreased $62,024, or 19.4%, and reflect the decreased cost of equipment and accessories to serve the 16.1% decrease in the cellular customers base during the three months ended June 30, 2009, when compared to the three-month period ended June 30, 2008.

Index
Internet provisioning costs decreased $55,615, or 48.3%, and resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.  Breda’s cost of nonregulated services decreased $4,027, or 28.7%, which decrease is attributable to the decreased number of key systems sold during the three months ended June 30, 2009, when compared to the three month period ended June 30, 2008.

As noted previously, Tele-Services’ sold two of its cable TV communities and turned down three other cable TV communities in 2008.  The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $3,996, or 3.5%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the three-month period ended June 30, 2009, but there are no corresponding fees in the three-month period ended June 30, 2008.

Depreciation and Amortization –($21,598)

Depreciation and amortization expense decreased $21,598, or 8.4%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Breda is depreciating a new OC-192 fiber optic ring and four meta-switches, which all became operational in the latter part of 2008.  Breda is also depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in Tele-Services' cable TV operations from 2006, and for a new operating software support system, network upgrades, and new and upgraded Internet service facilities beginning in 2007 and continuing into 2009.   However, many of Breda’s assets, especially its cable televisions systems and equipment, have begun to reach the end of their depreciable life, so depreciation expense is no longer available for those systems or equipment, causing an overall decrease in depreciation expense.

Selling, General and Administration – $120,572

Selling, general and administration expenses increased $120,572, or 21.8%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  Customer operations decreased $10,651, or 4.6%, for the three-month period ended June 30, 2009, when compared to the three-month period ended

Index

June 30, 2008, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $137,604, or 51.0%, during the three-month period ended June 30, 2009, when compared to the same period in 2008, mainly because of increased consultant, accounting and legal fees.  Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations in 2009.  There were less corresponding consultant activities in the three-month period ended June 30, 2008.

Property and general taxes expense decreased $6,381, or 11.8%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, and is a function of the assessed valuation and tax rate each year.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended June 30, 2009, compared to the same period in 2008.

	Three Months Ended June 30,		Change

	2009	2008 (Restated)	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$109,088	$127,301	$(18,213)	-14.3%
Gain on sale of investments	834	9,102	(8,268)	-90.8%
Gain or (Loss) on disposal of assets	(6,353)	-	(6,353)	-100.0%
Interest expense	(9,533)	(20,092)	10,559	-52.6%
Income from equity investments	549,946	284,482	265,464	93.3%
Other, net	(9,576)	(2,164)	(7,412)	-342.5%
	$634,406	$398,629	$235,777	59.1%

Interest and Dividend Income.  Interest and dividend income decreased $18,213, or 14.3%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  This decrease in interest and dividend income was due to decreased interest rates on Breda’s temporary investments and marketable securities when comparing the two three-month periods.  Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. Both the $834 gain on sale of investments for the three-month period ended June 30, 2009, and the $9,102 gain on sale of investments for the three-month period ended June 30, 2008, represent the gain on the redemption of temporary investments.

Index
Gain or (loss) on disposal of assets. The $6,353 loss on disposal of assets for the period ended June 30, 2009, resulted from the sale or trade-in of service vehicles and work equipment.  There was no gain or loss on the disposal of assets for the three-month period ended June 30, 2008.

Interest Expense.  The $10,559, or 52.6%, decrease in interest expense for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009.  The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008.  The RTFC loan reverted to a variable rate loan on that date.  Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through April 30, 2009 when the loan was paid in full.  A prepayment fee of $4,513.01 was paid in addition to the interest and principal on April 30, 2009.

Income from Equity Investments.  Income from equity investments increased $265,464, or 93.3%, for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The increase in income from equity investments reported on Breda's income statement for the three-month period ended June 30, 2009 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various related telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.

Index

Other, net. The $7,412, or 342.5%, decrease in other net income for the three-month period ended June 30, 2009, when compared to the three-month period ended June 30, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes decreased $186,600, or 48.9%, for the three-month period ended June 30, 2009, when compared to the same period in 2008.  The effective tax rate in 2009 is 20.94%, compared to a 37.59% tax rate in 2008.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income increased $104,252, or 16.4%, for the three-month period ended June 30, 2009, when compared to the same period in 2008.

Six Months Ended June 30, 2009 and 2008

The table below sets forth the components of Breda's revenues for the six months ended June 30, 2009, compared to the same period in 2008.

	Six Months Ended June 30,		Change

	2009	2008	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$484,750	$469,237	$15,513	3.3%
Network access services	2,818,927	5,046,305	(2,227,378)	-44.1%
Long distance services	128,306	142,502	(14,196)	-10.0%
Cellular services	871,566	755,998	115,568	15.3%
Billing and collection services	4,603	7,453	(2,850)	-38.2%
Uncollectibles	(612,829)	(1,323,985)	711,156	-53.7%
Miscellaneous	87,842	125,942	(38,100)	-30.3%
	$3,783,165	$5,223,452	$(1,440,287)	-27.6%

Broadcast Services	$285,672	$342,572	$(56,900)	-16.6%

Internet services	$379,695	$353,094	$26,601	7.5%

	$4,448,532	$5,919,118	$(1,470,586)	-24.8%

There was an decrease in total operating revenues for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008, of $1,470,586, or 24.8%.

Local Exchange Carrier Services – ($1,440,287)

Local exchange carrier services revenues accounted for 85% of all operating revenues in the six-month period ended June 30, 2009.  There was a $1,440,287, or 27.6%,

Index

decrease in local exchange carrier services revenues for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.

Local network services revenues increased $15,513, or 3.3%, for the six months ended June 30, 2009, as compared to the same period in 2008, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.  Breda's long distance services revenue decreased $14,196, or 10.0%, for the six months ended June 30, 2009, when compared to the six-month period ended June 30, 2008. Breda has seen a 2.4% increase in its long distance customer base when comparing the two periods, and the increase has helped offset a general decrease in the average minutes used by each customer on a monthly basis.  Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.  Breda believes that the decrease in the average minutes used by customers arises from the industry wide trend of subscriber's using their cell phones rather than using their local telephone provider to make long distance calls.

Network access services decreased $2,227,378, or 44.1%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  This decrease mainly resulted from decreased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa.  Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda's networks.  Breda began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services generated approximately $1,701,834.56 of access revenue for the six-month period ended June 30, 2009, compared to approximately $3,373,864 for the six-month period ended June 30, 2008.  The conference bridge services minutes of use decreased by approximately 19,780,296 when comparing the six-month period ended June 30, 2009, with the six-month period ended June 30, 2008.  Breda’s provider of conference bridge minutes decreased the volume of traffic it was sending to the conference bridges in Breda’s location while negotiations were underway with interexchange carriers on the payment of access revenue for  this traffic. Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the six months ended June 30, 2009, would reflect discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 40% discount from Breda’s tariffed rates.

Breda's access revenue has also been adversely affected by the Iowa Utilities Board’s ruling which became effective on February 9, 2009, and which decreased the intrastate access rate on all intrastate minutes by 3.1 cents per minute.  Breda estimates that this

Index

reduction in intrastate access rates resulted in an approximate $170,088 decrease in network access revenue for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008, which was accepted by the FCC, and became effective on January 1, 2009.  The filing resulted in modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the six months ended June 30, 2009 was approximately $107,232.

Breda continues to add customers to its Carroll, Iowa, CLEC customer base, and therefore also to its long distance services customer base.  These customers generate access revenue when they use Breda’s networks to make long distance calls.  However, as noted previously, more customers are using only their wireless plans to make long distance calls, so Breda’s overall toll minutes on which access revenue is generated continues to decrease.

Cellular services increased $115,568, or 15.3%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008. Breda’s cellular customer activations increased 5.1% during the six-month period ended June 30, 2009 when compared to the six-month period ended June 30, 2008, and is the reason for the increased revenue when comparing the two six-month periods.

Billing and collection services decreased $2,850, or 38.2%, during the six-month period ended June 30, 2009 when compared to the six-month period ended June 30, 2008.  This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda then receives a small fee for performing these billing services for the carriers. Breda believes this revenue stream will continue to decrease as most carriers now bill for their own long distance services.

Miscellaneous revenues decreased $38,100, or 30.3%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008. Other nonregulated services revenue decreased $14,769, or 39.5%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008, and is mainly attributable to the decrease in the number of phone systems sold and an overall decrease in customer premise equipment rental.  Roaming revenue for wireless minutes of service decreased $8,937, or 41.6%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008, and is the result of the lowered rates negotiated on roaming agreements.  In 2008 Breda recorded

Index

a miscellaneous payment from MCI in the amount of $9,511 for the settlement of outstanding carrier bankruptcy activities from prior years, and for which there was no corresponding revenue for the six-month period ended June 30, 2009.  The remaining decrease in miscellaneous revenues when comparing the six-month period ended June 30, 2009 to the six-month period ended June 30, 2008 resulted from an approximate $4,902 decrease in directory advertising.

Uncollectibles decreased $711,156, or 53.7%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate.  Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.

Broadcast Services – ($56,900)

Broadcast services decreased $56,900, or 16.6%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Breda's subsidiary, Tele-Services, continues to lose customers and to face stiff competition from satellite providers, who are able to provide extensive channel line-up packages, and who are also able to include local channels in their package offerings.  Another factor faced by Tele-Services is the declining population base in the small rural communities served by Tele-Services.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sale affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base, and most of those cable television customers already receive telephone service from Breda.

Internet Services – $26,601

Internet services revenue increased $26,601, or 7.5%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Breda has seen a decrease of 39.0% in its dial-up customer base and a 31.4% increase in its

Index

high-speed Internet customer base when comparing the two six-month periods.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.   Breda continues to face intense competition by multiple suppliers in the Carroll, Iowa market area.

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the six months ended June 30, 2009, compared to the same period in 2008.

	Six Months Ended
	June 30,		Change

	2009	2008	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$821,278	$1,470,736	$(649,458)	-44.2%
Plant nonspecific operations	204,137	184,857	19,280	10.4%
Cost of long distance	101,678	119,695	(18,017)	-15.1%
Cost of cellular	583,026	605,113	(22,087)	-3.7%
Cost of internet	130,884	225,687	(94,803)	-42.0%
Cost of programming	216,683	229,952	(13,269)	-5.8%
Total cost of services	$2,057,686	$2,836,040	$(778,354)	-27.4%

Depreciation and amortization	$527,858	$509,544	$18,314	3.6%

Selling, general and administrative
Customer operations	$445,801	$453,942	$(8,141)	-1.8%
Corporate operations	786,679	661,481	125,198	18.9%
General taxes	78,319	108,082	(29,763)	-27.5%
Total selling, general and administrative	$1,310,799	$1,223,505	$87,294	7.1%

	$3,896,343	$4,569,089	$(672,746)	-14.7%

Cost of Services – ($778,354)

Cost of services decreased $778,354, or 27.4%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Plant

Index

specific operations decreased $649,458, or 44.2%, with $607,790 of the decrease mainly attributable to a decrease in the marketing and provisioning costs to provide conference bridging services.  Marketing fees are dependent on both the volume of the minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  The conference bridge provisioning expense decreased because of both rate and volume decreases arising out of those settlements.  Other plant specific costs that decreased when comparing the two six-month periods ended June 30, 2009, and June 30,2008, were outside plant maintenance and repairs, and fiber lease expense.

Plant nonspecific operations increased $19,280, or 10.4%, due mainly to increased postage, utility, and provisioning costs.

Long distance provisioning costs decreased $18,017, or 15.1%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Breda had a 2.4% increase in customers subscribing to Breda’s long distance services for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.

Cellular provisioning costs, which includes the purchase of phones and accessories, and labor costs, decreased by $22,087, or 3.7%, for the six-month period ended June 30, 2009 when compared to the six-month period ended June 30, 2008.

Internet provisioning costs decreased $94,803, or 42.0%, during the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  This decrease resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.

As noted previously, Tele-Services’ sold two of its cable TV communities and turned down three other cable TV communities in 2008.  The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $13,269, or 5.8%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the six-month period ended June 30, 2009, but there are no corresponding fees in the six-month period ended June 30, 2008.

Index

Depreciation and Amortization – $18,314

Depreciation and amortization expense increased $18,314, or 3.6%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Breda had significant capital investments in outside plant equipment, switches and in new financial and provisioning software during 2007 and 2008.  The depreciation on these items is reflected in the six-month period ended June 30, 2009, but was not applicable to the six-month period ended June 30, 2008.

Selling, General and Administration – $87,294

Selling, general and administration expenses increased $87,294, or 7.1%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  Customer operations decreased $8,141, or 1.8%, for the six-month period ended June 30, 2009 when compared to the six-month period ended June 30, 2008, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $125,198, or 18.9%, when comparing the six-month periods. Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations in 2009.  There were less corresponding consultant activities in the six-month period ended June 30, 2008.

Property and general taxes expense decreased $29,763, or 27.5%, when comparing the six-month period ended June 30, 2009 to the six-month period ended June 30, 2008.  The decrease resulted in part from the decrease in property subject to property tax as a result of the sale of some of Tele-Services' cable television properties.  Any increase or decrease in property tax expense is based on the annual valuation assessments received each year from the county assessors.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the six-month period ended June 30, 2009, compared to the same period in 2008.

Index

	Six Months Ended
	June 30,		Change

	2009	2008	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$271,649	$292,749	$(21,100)	-7.2%
Gain on sale of investments	834	4,801	(3,967)	-82.6%
Gain or (Loss) on disposal of assets	(6,353)	8,985	(15,338)	-170.7%
Interest expense	(25,957)	(41,028)	15,071	-36.7%
Income from equity investments	1,295,372	517,036	778,336	150.5%
Other, net	(20,058)	(12,036)	(8,022)	-66.7%
	$1,515,487	$770,507	$744,980	96.7%

Interest and Dividend Income.  Interest and dividend income decreased $21,100, or 7.2%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  This decrease in interest and dividend income was due mainly to decreased interest rates on both temporary investments and marketable securities on which Breda generates interest income.  Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $133,321 from their investment in Iowa Network Services during the six-month period ending June 30, 2009, and for which the corresponding income during the six-month period ended June 30, 2008 was $100,011.  Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. Both the $834 gain on sale of investments for the six-month period ended June 30, 2009, and the $4,801 gain on sale of investments for the six-month period ended June 30, 2008, represent the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $6,353 loss on disposal of assets for the period ended June 30, 2009, resulted from the sale or trade-in of service vehicles and work equipment.  The $8,985 gain on disposal of assets for the six-month period ended June 30, 2008, resulted from the sale of service vehicles.

Interest Expense.  The $15,071, or 36.7%, decrease in interest expense for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009.  The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008.  The RTFC loan reverted to a variable rate loan on that date.  Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through April 30, 2009 when the loan was

Index

paid in full.  A prepayment fee of $4,513.01 was paid in addition to the interest and principal on April 30, 2009.

Income from Equity Investments.  Income from equity investments increased $778,336, or 150.5%, for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The increase in income from equity investments reported on Breda's income statement for the three-month period ended June 30, 2009 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, in Bug Tussel, LLC, a wireless cell site provider, and in Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various related telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.

Other, net. The $8,022, or 66.7%, decrease in other net income for the six-month period ended June 30, 2009, when compared to the six-month period ended June 30, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes decreased $196,225, or 24.2%, for the six-month period ended June 30, 2009, when compared to the same period in 2008.  The effective tax rate in 2009 is 29.68%, compared to a 38.19% tax rate in 2008.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income increased $145,974, or 11.1%, for the six-month period ended June 30, 2009, when compared to the same period in 2008.

Index

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the six months ended June 30, 2009 and June 30, 2008, cash provided by operating activities was $2,471,356 and $839,294 respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders.  Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000.  Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose.  All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.  As noted previously, Breda plans to undertake a fiber overbuild of the Carroll, Iowa non-rural market beginning in September 2009.  Breda plans to finance that project with a $10,000,000 broadband loan from Rural Utilities Services.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity, as of June 30, 2009, and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008 (Restated)
Short-Term Liquidity
Current Assets	$6,227,080	$6,833,241
Current Liabilities	1,162,644	2,268,808
Net Working Capital	$5,064,436	$4,564,433

Cash and Cash Equivalents	$2,270,287	$1,317,462
Short Term Marketable Securities	$655,297	$604,435
Available on Line of Credit	$2,000,000	$2,000,000

Index

Current assets decreased $606,161, or 8.9%, for the six-month period ended June 30, 2009, when compared to the year ended December 31, 2008.   There was a $1,003,687 increase in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s receipt of settlement payments from access carriers.  There was also a corresponding decrease of $1,803,117 in accounts receivable, which was due to the settlement agreement reached with AT&T and Verizon for the payment of conference bridge access services.  There was a $177,757 increase in prepaid income taxes.  Breda had a decrease of $39,012 in notes receivable upon Breda’s receipt of a principal payment from Spiralight Network, LLC.    At June 30, 2009, Breda held a $480,000 promissory note, less allowance of $445,253, from its unconsolidated affiliate, Spiralight Network, LLC, which earned interest at the rate of 8.5% per annum.  As part of the Exchange Agreement effected January 16, 2009, Breda's units in Spiralight Network, LLC were exchanged for units in Hilbert Communications, LLC and Breda's $480,000 promissory note from Spiralight Network, LLC became the obligation of Hilbert Communications, LLC.  On July 6, 2009 Breda received payment in full of the $480,000 promissory note plus accrued interest of $20,955.56.

Current liabilities decreased $1,106,164, or 48.8%, for the six-month period ended June 30, 2009, when compared to the year ended December 31, 2008.  Accounts payable decreased 917,691, or 52.4%, when comparing the two periods, which is mainly attributable to a decrease in the amount incurred as of June 30, 2009 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2008.  As noted previously, the fee for the provisioning of conference bridge services is directly related to the volume of conference bridge minutes and access rate received per minute for these minutes.  Accrued taxes decreased $514, or .3%, for the six-month period ended June 30, 2009, when compared to the year ended December 31, 2008.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $12,548, or 10.1%, for the six-month period ended June 30, 2009, when compared to other current liabilities for the period ended December 31, 2008.  The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the six-month period ended June 30, 2009, when compared with the year ended December 31, 2008.

The following table summarizes Breda's sources and uses of cash for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended
	June 30,

	2009	2008 (Restated)
Net Cash Provided (Used)
Operating Activities	$2,471,356	$839,294
Investing Activities	(320,228)	(946,359)
Financing Activities	(1,198,304)	(377,961)

Index

For the six months ended June 30, 2009 and 2008, cash provided by operating activities was $2,471,356 and $839,294, respectively.

Cash used in investing activities was $320,228 for the six-month period ended June 30, 2009, as compared to $946,359 for the six-month period ended June 30, 2008.  Capital expenditures for the six-month period ended June 30, 2009 were $295,323, and were $1,657,187 for the same period in 2008.  The purchase of an additional one-third equity interest in Carroll County Wireless, LLC for $90,000 was included in the six-month period ended June 30, 2009, and $25,000 for an investment in Telephone Acquisition Company was included in the six-month period ended June 30, 2008.    The purchase of marketable securities was $227,851 for the six-month period ended June 30, 2009, and was $280,758 for the six-month period ended June 30, 2008.  Proceeds from the sale of marketable securities was $206,774 in the six-month period ended June 30, 2009, and was $1,699,986 in the six-month period ended June 30, 2008.

Cash used in financing activities was $1,198,304 for the six-month period ended June 30, 2009, as compared to $377,961 for the six-month period ended June 30, 2008.  Breda's outstanding RTFC loan was paid in full on April 30, 2009.  During the six-month period ended June 30, 2009, cash was used to repay $951,496 of long-term debt.  Cash used to pay dividends to shareholders during the six-month periods ended June 30, 2009 and June 30, 2008 were $246,808 and $246,808, respectively.  Dividends paid were $8 per share in 2009 and $8 per share in 2008.

Long Term Debt

Breda had no long term debt as of June 30, 2009.  Breda previously had long term debt with the Rural Telephone Finance Cooperative, but Breda prepaid in full its remaining long-term debt with the Rural Telephone Finance Cooperative on April 30, 2009.

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the six months ended June 30, 2009, capital expenditures were $295,323.

Breda had no contractual obligations as of June 30, 2009.

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda's foreseeable operational, capital expenditure, and debt service requirements.  However, Breda's actual cash needs and the availability of

Index

required funding may differ from Breda's expectations and estimates, and those differences could be material.  Future capital requirements will depend on many factors, including, among others, the demand for Breda's services in Breda's existing markets and regulatory, technological and competitive developments.

Off-Balance Sheet Risk and Concentration of Credit Risk; Investment Policy

Breda has no off-balance sheet exposure or risk.

Breda has certain financial instruments which could potentially subject Breda to concentrations of credit risk.  These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

Breda adheres to an investment policy with respect to marketable securities which allows investments in the following:

•	Securities issued or guaranteed by the U.S. government or its agencies.

•	Corporate or municipal bonds rated "A" or better by a major rating service.

•	Money market funds investing in U.S. government, U.S. agency or highly rated municipal securities.

Other Activities and Issues

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates.  In December 2008, NECA filed changes with the FCC to the NECA Tariff F.C.C. No. 5.  Under the filing, rates in the traffic sensitive switched access category would increase on average by 5.8%, and rates in the traffic sensitive special access category would increase on average by 6.3%.   The FCC accepted the filing and the referenced rate changes because effective on July 1, 2009.

The Iowa Telephone Association Access Service Tariff No. 1 (ITA Tariff) mirrors the NECA tariff in many respects for intrastate traffic and the ITA Tariff rates are generally changed when there are changes in the NECA tariff; although there have been delays of several days or weeks following the effective date of changes to the NECA tariff before the corresponding changes are made to the ITA Tariff.  The ITA Tariff Committee has been working with the IUB to attempt to eliminate that time delay.

The ITA received approval from the IUB on May 31, 2009 for the intrastate access rates in the ITA Tariff to mirror the rates in the NECA tariff described in the

Index

preceding paragraph effective on July 1, 2009, except for the 3-cent common carrier line change, which is subject to possible elimination through rulemaking by the IUB as discussed below  Breda concurs in the ITA Tariff and is therefore subject to the rates outlined in the ITA Tariff.

The NECA interstate rates were also adjusted effective on July 1, 2007 and the corresponding intrastate rates were to become effective on September 1, 2007.  The ITA and the IUB approved revising the intrastate rates to mirror those set forth in the July 1, 2007 NECA tariff, but that decision was challenged by Sprint, Verizon and AT&T, and, as a result of that challenge, the ITA Tariff changes to mirror the July 1, 2007 NECA tariff rates were put on hold, and the July 1, 2007 rates remained in effect until February 7, 2009, as described in the following paragraph.

The IUB conducted a hearing on the July 1, 2007 ITA Intrastate Access Tariff on April 1 and 2, 2008.  Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA Tariff from present levels down to the NECA interstate levels.  Specifically, the interexchange carriers requested that the IUB eliminate the 1.5 cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge.  The total requested reduction would have been 6.4 cents on each intrastate minute.  The IUB issued a final order on May 30, 2008 where it directed the ITA to, within 30 days, remove the 1.5 cent transport interconnection charge and to lower the local switching charge to 2.4435 cents per minute to mirror the NECA interstate tariff rate.  The IUB also stated that it would open a rule making to determine whether to eliminate the 3-cent common carrier line charge.  After various delays, the IUB ruling became effective February 7, 2009, and Breda’s  access rate decreased 3.1 cents per minute for all intrastate access minutes.  Breda estimates that the decrease in intrastate access rates will decrease Breda’s network access revenues by approximately $221,455 a year.

In early October 2008, Verizon and AT&T submitted a proposal to the FCC that would, among other things, establish a unified $.0007 terminating access rate for all rate of return carriers, like Breda, and would apply to all traffic exchanged with or on the public switched telephone network, including IP based traffic.  The $.0007 access proposal by Verizon and AT&T would have relieved Verizon, AT&T and other larger carriers of more than $8 billion in annual access and intercarrier compensation responsibilities.  Most small telephone company costs are above five cents per minute to provide this service on their volume of minutes, and Breda is no exception.   This proposal has the potential to cripple the rural telephone industry.  There has been no further action by the FCC since the 2008 elections, and Breda believes that no action will occur until all appointees to the FCC have been approved by Congress.

Index

Breda continues to work with two Iowa industry associations in reviewing and submitting comments on the intercarrier compensation plans which are now before the FCC.

Breda believes that further changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues.  Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

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

Breda believes that it is extremely likely that the IUB could again reduce intra-state access rates by eliminating the 3-cent carrier common line rate element.  If that occurs, Breda estimates that the impact on Breda's operating income will be an additional decrease in access revenue of more than $200,000 per year.

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

Index

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

Phantom traffic is another issue related to intercarrier compensation.  Studies have shown that a sizable portion (sometimes up to 20-30%) of traffic now terminating on ILEC switches is being delivered in a form in which billing information is absent, lost, stripped or altered.  Studies have also shown that ILEC's, such as Breda, could be losing between 10-15% of revenue as a result of phantom traffic.  Another problem is that even when the originating service provider of the phantom traffic is discovered, it is difficult to get proper payment from the provider, in part because

Index

there are no penalties imposed for failing to make payment.  Breda and other carriers believe that penalty and arbitration provisions should also be implemented in addition to the proposed "truth in labeling" requirements.  The Iowa Telecommunications Association "Qwest Committee" is also working with Qwest to address the issue of phantom traffic that traverses its network, and for which Qwest refuses to pay terminating access charges to ILEC's.  No final resolution had come out of these efforts as of the date of this report.

As of the date of this report, Breda was not a party to any lawsuits or collection actions regarding payment of access revenue for conference bridge services.  Breda continues to individually attempt to negotiate settlement agreements with carriers disputing the volume of minutes and the interstate and intrastate switched access charges billed to them by BTC, Inc.   BTC, Inc. is working with legal counsel for assistance in its collection actions against the various carriers that are withholding network access service revenues.  In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York, as well as oral arguments and proceedings before the FCC and the IUB.  While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation.  The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take “self-help” type actions and could not block traffic traversing their networks.

The Deficit Reduction Omnibus Reconciliation Act of 2005 included the digital television transition legislation.  The Act established February 17, 2009 as the deadline for broadcasters to transition from analog to digital spectrum, but in February 2009, a bill was passed that postponed the DTV transition until June 12, 2009.  All of Tele-Services' cable service systems are analog systems.  Tele-Services has installed the equipment in each of its cable TV communities to receive and convert the digital signal to an analog signal, and is in compliance with all requirements of the Deficit Reduction Omnibus Reconciliation Act of 2005.  If Tele-Services were to provide total digital transmission of all programming, it would require significant upgrades to Tele-Services' plant, equipment, and cables.

Tele-Services sold seven of its southern Iowa cable television systems, and its Beaver Lake, NE system on July 1, 2009.  This sale affected approximately 1,146 customers.  Tele-Services also turned down three of its smallest communities in second quarter 2008, and sold two additional communities in the fourth quarter 2008.   With its purchase of the Macedonia, Iowa, cable television system on August 1, 2009, Tele-Services now serves approximately 629 subscribers in six Iowa cable television communities,

The State of Iowa passed a statewide cable franchise bill on May 30, 2007 with an immediate effective date.  The utilities division of the Iowa Department of Commerce

Index

will now issue franchises.  A competitive provider must notify the communities it intends to serve.  At that time, an incumbent operator with an active local franchise can decide whether to also seek a state franchise.  The Department will have 15 days to award the franchises, which will be for a term of 10 years.  Competitive providers will have to pick up a portion of the basic maintenance of current, noncommercial institutional networks, but municipalities will have to take over that cost after 10 years. The bill allows incumbent cable providers to utilize the current franchising process, or, upon expiration of their local franchise, to opt in to the state-issued franchise.  New cable providers can chose to use either the state or a local franchise.  The legislation caps the franchise fee for a new market entrant under the state franchise at the lower of the same percentage as the incumbent provider or five percent of gross revenues.  The legislation also requires competitive cable providers under the state franchise to provide the same amount of public, education and government access (PEG) channels as an incumbent provider, and to pay PEG fees if the incumbent is paying PEG fees.  In the state franchise, build-out requirements are eliminated and cities maintain control over rights-of-way.

BTC, Inc. utilized the Statewide Cable Franchise Bill by filing an Application for Certificate of Franchise Authority with the IUB on March 19, 2009.  BTC received IUB approval on April 8, 2009 to provide video services to the city of Carroll, Iowa as part of its fiber-to-the-home project.  As indicated previously, BTC received RUS release of funds approval on March 13, 2009 for this project.  The construction phase of the fiber to the home overbuild project in Carroll, Iowa, will begin in early September 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective for the purposes for which they are intended.  Breda believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Index
Changes in Internal Control Over Financial Reporting

No change in Breda's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Breda was not aware of any material pending legal proceeding to which Breda or any of its subsidiaries was a party or of which any of Breda's or any of its subsidiaries' respective property was the subject, other than ordinary routine litigation, if any, that was incidental to Breda's or the subsidiaries' business.  As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any material proceeding against Breda or any of its subsidiaries or any of their respective property.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of April 1, 2009 through June 30, 2009.

None of Breda's shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of April 1, 2009 through June 30, 2009.  Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

There were transfers of 475 shares of Breda's common stock by 14 different shareholders during the period of April 1, 2009 through June 30, 2009 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares.  Two of those 475 shares were sold for $200 per share, one of those 475 shares was sold for $509, eight of those 475 shares were sold for $547 per share, and 14 of those 475 shares were sold for $550 per share.  The remaining 450 shares were transferred without the payment of any purchase price or other consideration.  The latter transfers were to family members, including out of the estates of deceased shareholders.

Index

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Breda or any of its subsidiaries exceeding 5% of the total assets of Breda and its consolidated subsidiaries.

No material arrearage in the payment of dividends or any other material delinquency not cured within thirty days has occurred with respect to any class of preferred stock of Breda or any of its subsidiaries which is registered or which ranks prior to Breda's common stock.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Breda was held on May 21, 2009.  The only matters voted upon by the shareholders at the annual meeting were the election of three directors for Breda and the ratification of the appointment of Breda's auditor for the year 2009.

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

The three directors whose term expired at the annual meeting were Rick Anthofer, Clifford Neumayer and Robert Buelt.

Any number of shareholders present in person or represented by proxy or ballot constitutes a quorum for purposes of meetings of the shareholders of Breda, and the directors of Breda are elected by a plurality of the votes cast by the shareholders.

Rick Anthofer, Clint Daniel, Dr. Daniel McDermott and Clifford Neumayer were the nominees for the three director positions to be filled at the annual meeting.  Rick Anthofer, Dr. Daniel McDermott and Clifford Neumayer were elected at the annual meeting to serve as directors of Breda until the annual meeting of the shareholders of Breda which will be held in 2012.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the four nominees for election as a director of Breda was as follows:

Index

Nominee	For	Against or Withheld	Abstentions	Broker Non-Votes

Rick Anthofer	157	—	—	—

Clint Daniel	113	—	—	—

Dr. Daniel McDermott	164	—	—	—

Clifford Neumayer	137	—	—	—

The directors whose term of office continued after the annual meeting of the shareholders were Charles Thatcher, Neil Kanne, Daniel Nieland and Dean Schettler.

The only other matter voted upon by the shareholders at the annual meeting was the ratification of Keisling Associates, LLP as Breda's auditor for the year 2009.  The matter was approved by the necessary vote of the shareholders, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes regarding this matter was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

176	14	36	—

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2009 through June 30, 2009 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

Index

Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws		8-K		3.2	4/4/07

10.1	Employment Agreement dated July 10, 2008 with Jane Morlok (See Exhibit 10.1.1 for an Addendum to this Agreement)		10-Q	9/30/08	10.1	11/13/08

10.1.1	June 9, 2009 Addendum to Employment Agreement of Jane Morlok	E-1

10.3	Employment Agreement dated June 9, 2009 with Charles Deisback	E-2

10.4	Employment Agreement dated June 9, 2009 with Kevin Batcher	E-6

31	Rule 13a-14(a) Certifications

	31.1 Certification of Chief Executive Officer	E-11

	31.2 Certification of Chief Financial Officer	E-13

32	Section 1350 Certifications

	32.1 Certification of Chief Executive Officer	E-15

	32.2 Certification of Chief Financial Officer	E-16

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

August 13, 2009	By:	/s/ Charles Deisbeck
Name: Charles Deisbeck
Title: Chief Executive Officer

August 13, 2009	By:	/s/ Jane Morlok
Name: Jane Morlok
Title: Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended June 30, 2009