Form 10-Q
period 2009-09-30
BREDA TELEPHONE CORP
filed 2009-11-13
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 0-26525
____________________

BREDA TELEPHONE CORP.
(Exact name of registrant as specified in its charter)
_____________________

Iowa	42-0895882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 E. Main, P.O. Box 190, Breda, Iowa	51436
(Address of principal executive offices)	(Zip Code)

712-673-2311
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  30,851 shares of common stock, no par value, at November 1, 2009.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended September 30, 2009

Index

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended September 30, 2009 and 2008
And the Year Ended December 31, 2008

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,121,662	$1,317,462
Marketable securities	619,448	604,435
Accounts receivable, net of allowances of $2,306,841 and $3,415,824 in 2009 and 2008, respectively	1,666,883	3,290,640
Interest receivable	74,049	81,730
Notes receivable, less impairment of $0 in each 2009 and 2008	-	73,759
Inventory, at average cost	176,945	227,731
Prepaid income taxes	809,957	406,451
Other	104,177	112,438
Deferred income taxes	937,696	718,595
	7,510,817	6,833,241

OTHER NONCURRENT ASSETS
Marketable securities	5,355,586	5,440,550
Investments in unconsolidated affiliates at equity	8,866,669	8,525,861
Other investments at cost	652,685	673,590
Goodwill	918,715	896,812
Note receivable	-	-
	15,793,655	15,536,813

PROPERTY, PLANT AND EQUIPMENT	7,205,341	6,857,853

TOTAL ASSETS	$30,509,813	$29,227,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$-	$200,507
Accounts payable	1,730,560	1,751,822
Accrued taxes	118,030	191,943
Other	155,052	124,536
	2,003,642	2,268,808

LONG-TERM DEBT, less current portion	-	750,988

OTHER NONCURRENT LIABILITIES	2,740,158	1,947,128

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,378 and 27,924 shares issued and outstanding at $547 and $509 stated values, respectively	14,428,766	14,213,316
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,473 and 2,927 shares issued and outstanding at $547 and $509 stated values, respectively	2,446,731	1,489,843
Retained earnings	8,824,926	8,421,630
	25,700,423	24,124,789

MINORITY INTEREST	65,590	136,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,509,813	$29,227,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months Ended		For the Nine Months Ended
	2009	2008 (Restated)	2009	2008 (Restated)

OPERATING REVENUES	$2,035,986	$2,778,373	$6,484,517	$8,697,403

OPERATING EXPENSES
Cost of services	1,152,852	1,349,870	3,210,538	4,185,910
Depreciation and amortization	253,087	243,257	780,945	752,801
Selling, general, and administrative	548,706	562,236	1,859,505	1,785,741
	1,954,645	2,155,363	5,850,988	6,724,452

OPERATING INCOME	81,341	623,010	633,529	1,972,951

OTHER INCOME (EXPENSES)
Interest and dividend income	59,563	70,442	331,212	363,191
Gain or (Loss) on sale of investments	524	(500)	1,358	4,301
Gain or (Loss) on disposal of assets	(65,530)	(3,362)	(71,883)	5,711
Interest expense	(129)	(18,689)	(26,086)	(59,717)
Income from equity investments	80,704	533,713	1,376,076	1,050,749
Gain on impairment of note receivable	445,252	-	445,252	-
Other, net	(2,597)	(23,365)	(22,655)	(35,401)
	517,787	558,239	2,033,274	1,328,834

INCOME BEFORE INCOME TAXES	599,128	1,181,249	2,666,803	3,301,785

INCOME TAXES	233,267	325,999	846,870	1,135,827

NET INCOME BEFORE MINORITY INTEREST	365,861	855,250	1,819,933	2,165,958

MINORITY INTEREST	134	(1,223)	2,509	(1,458)

NET INCOME	$365,995	$854,027	$1,822,442	$2,164,500

NET INCOME PER COMMON SHARE	$11.86	$27.68	$59.07	$70.14

DIVIDENDS PER COMMON SHARE	-	-	$8.00	$8.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock, A and B Class		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	15,703,159	8,421,630	24,124,789

Comprehensive income:
Net Income			1,822,442	1,822,442

Dividends paid			(246,808)	(246,808)

Stated value stock adjustment		1,172,338	(1,172,338)

Balance at September 30, 2009	30,851	$16,875,497	$8,824,926	$25,700,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,822,442	$2,164,500
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	780,945	752,801
Minority interest	(2,509)	1,458
Deferred income taxes	573,929	16,935
Amortization of investment premium/discount - net	27,368	34,029
Equity income in unconsolidated affiliates, net of distributions received of $1,045,268 and $1,219,255 in 2009 and 2008, respectively	(330,808)	167,777
(Gain) or loss on disposal of property	71,883	(5,711)
Gain on impairment of note receivable	(445,252)	0
Gain on sale of marketable securities	(1,358)	(4,301)
Changes in assets and liabilities:
(Increase) or decrease in assets	1,265,076	(2,850,401)
Increase or (decrease) in liabilities	(65,999)	871,268

Net cash provided by operating activities	$3,695,717	$1,148,355

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,278,570)	(2,339,866)
Proceeds from the sale of assets	79,594	9,073
Purchase of marketable securities	(451,885)	(309,819)
Purchase of equity investments	(10,000)	(720,000)
Purchase of other investments - at cost	(2,956)	(9,077)
Purchase of investment in a subsidiary	(68,095)	0
Proceeds from the sale of marketable securities	495,826	1,947,584
Proceeds from the sale of other investments - at cost	23,861	27,953
Proceeds from the receipt of principal on note receivable	519,011	254,384
Net cash used in investing activities	$(693,214)	$(1,139,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(951,495)	(139,616)
Common stock redeemed, net	0	(38,845)
Dividends paid	(246,808)	(246,808)
Net cash used in financing activities	$(1,198,303)	$(425,269)

Net Increase (Decrease) in Cash and Cash Equivalents	$1,804,200	$(416,682)

Cash and Cash Equivalents at Beginning of Period	1,317,462	1,175,084

Cash and Cash Equivalents at End of Period	$3,121,662	$758,402

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$26,086	$59,717
Income taxes	$676,446	$1,111,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008 and the results of operation and changes in cash flows for the three and nine months ended September 30, 2009 and 2008.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 financial statements.  The results of operations for the three and nine month period ended September 30, 2009 are not necessarily indicative of the operating results of the entire year.

Carroll County Wireless, L.L.C. became a subsidiary of Breda Telephone Corp. on January 1, 2009, when Breda purchased the membership units of one of the three original investors in Carroll County Wireless, L.L.C. and Breda increased its ownership percentage from 33.33% to 66.67%.  As a result beginning in 2009, Breda will present its investment in Carroll County Wireless using the consolidation method.  In order to conform with the 2009 presentation, Breda’s 33.33% interest in Carroll County Wireless at September 30, 2008 and December 31, 2008 is also presented in the financial statements using the consolidation method.

The table below outlines the effect of these changes to the financial statements:

Difference
Total assets	$136,195
Total liabilities and equity	136,195

Difference
Operating revenues	$33,846
Operating expenses	31,675
Operating income	2,171
Income before income taxes	1,458

Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 presentations.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                 NONCASH INVESTING ACTIVITIES

Noncash investing activities included $1,340 and $62,233 during the nine months ended September 30, 2009 and September 30, 2008, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2009 and September 30, 2008.

NOTE 3.                 OPERATING SEGMENTS

The Company organizes its business into three reportable segments:  local exchange carrier (LEC) services, broadcast services and Internet service provider (ISP) services.  The LEC services segment provides telephone, data services and other services to customers in local exchanges.  The broadcast services segment provides cable television services to customers in Iowa, and provided services to customers in Nebraska through June 30, 2009.  The Beaver Lake, NE cable TV system was sold as of July 1, 2009.    The ISP services segment provides Internet access to customers within the local exchanges and the surrounding areas.

The Company’s reportable business segments are strategic business units that offer different products and services.  Each reportable segment is managed separately primarily because of different products, services and regulatory environments.  LEC segments have been aggregated because of their similar characteristics.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 OPERATING SEGMENTS (continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2009	Carrier	Broadcast	Provider	Total
Revenues	$5,577,600	$333,828	$573,089	$6,484,517
Segment profit (loss)	2,160,929	(142,999)	(195,488)	1,822,442

	Local		Internet
Nine Months Ended	Exchange		Service
September 30, 2008	Carrier	Broadcast	Provider	Total
Revenues	$7,659,441	$504,843	$533,119	$8,697,403
Segment profit (loss)	2,816,732	(152,286)	(499,946)	2,164,500

	Local		Internet
Three Months Ended	Exchange		Service
September 30, 2009	Carrier	Broadcast	Provider	Total
Revenues	$1,794,481	$48,111	$193,394	$2,035,986
Segment profit (loss)	455,048	(26,071)	(62,982)	365,995

	Local		Internet
Three Months Ended	Exchange		Service
September 30, 2008	Carrier	Broadcast	Provider	Total
Revenues	$2,436,077	$162,271	$180,025	$2,778,373
Segment profit (loss)	1,026,508	(50,773)	(121,708)	854,027

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2009 and 2008 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2009 and 2008 were 30,851 and 30,851, and 30,851 and 30,861 respectively.

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

NOTE 6.                 PURCHASE COMMITMENTS

As of September 30, 2009, purchase commitments for the construction of the fiber to the home project in Breda’s CLEC in Carroll, Iowa totaled $6,868,038.41.  Breda is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, Breda received its first RUS loan advance in the amount of $1,000,000.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guaranties of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a rapidly changing industry such as the communications industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the very difficult and uncertain credit, market and other economic circumstances in existence at the time of the preparation of this quarterly report.  Breda disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Breda cannot guarantee Breda's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Breda's business strategy is based and the various factors, risks and uncertainties set forth in this quarterly report and in the "Cautionary Statement on Forward Looking Statements and Industry and Market Data", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of Breda's Annual Report on Form 10-K for the year ended December 31, 2008.

Index

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

Breda and its telephone subsidiaries operate seven telephone exchanges as the historical or incumbent local exchange carrier.  BTC, Inc. offers competitive local exchange carrier services to residential and business customers in Carroll, Iowa.  Qwest is the incumbent local exchange carrier for that area.

Index

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

Index

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another type of high-speed Internet services, in addition to its voice, long distance and present Internet services.  The switching capabilities also allow Breda to be able to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community because Breda would then no longer need to lease access lines from Qwest to provide services.  BTC, Inc. received final approval notification from the Rural Utilities Services on March 13, 2009 (written notification was received on April 16, 2009) for its $10,000,000 broadband loan application to overbuild the Carroll non-rural market with fiber to the home.  Breda began the approximately two-year project in September 2009.

Breda continues to evaluate modifying its package offerings and adjusting its pricing structures in order to attempt to remain competitive.

•
The effect on Breda's revenues from decreased customer counts for dial-up Internet as well as cable TV services.  Competition and bundled services, declining population bases in some of Breda's rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers.  Tele-Services has consolidated its cable TV programming transmission equipment in the communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide the cable TV services.  Tele-Services discontinued cable TV services in the third quarter of 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman.  Breda did not have voice services in those towns and the head ends in those towns could not be consolidated.  Tele-Services sold seven of its southern Iowa cable TV systems and its one Nebraska cable TV system on July 1, 2009.  Tele-Services purchased the cable system in Macedonia, Iowa on August 1, 2009.

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

Index

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended September 30, 2009, and September 30, 2008, respectively:

			% of Total Revenues
	Three Months Ended		for the Three Months Ended
	September 30,		Ended September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
OPERATING REVENUES
Local exchange carrier services	$1,794,518	$2,436,076	88.1%	87.7%
Broadcast services	48,074	162,271	2.4%	5.8%
Internet services	193,394	180,026	9.5%	6.5%
	$2,035,986	$2,778,373	100.0%	100.0%

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

Internet Services.  The bulk of this segment's revenue is generated from monthly dial-up and high-speed Internet access services fees which are billed to residential and business customers.  Revenues are also generated from the sale of Internet equipment modems and routers, and from customer trouble-shooting and maintenance support fees.  The revenue that is generated through the offering of a satellite-based Internet service and a wireless Internet service are also included in Internet Services revenues.

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

Results of Operations

The following table sets forth certain items reflected in Breda's consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008 (Restated)	2009	2008 (Restated)

Operating revenues	100%	100%	100%	100%
Cost of services	57%	48%	49%	48%
Depreciation and amortization	12%	9%	12%	8%
Selling, general and administrative	27%	20%	29%	21%

Operating income	4%	23%	10%	23%
Other income (expenses)	25%	20%	31%	15%
Income taxes	11%	12%	13%	13%

Net income	18%	31%	28%	25%

Three Months Ended September 30, 2009 and 2008

The table below sets forth the components of Breda's revenues for the three months ended September 30, 2009, compared to the same period in 2008.

Index

	Three Months Ended
	September 30,		Change

	2009	2008 (Restated)	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$254,311	$233,945	$20,366	8.7%
Network access services	1,577,225	2,222,850	(645,625)	-29.0%
Long distance services	59,205	62,646	(3,441)	-5.5%
Cellular services	316,852	469,753	(152,901)	-32.5%
Billing and collection services	2,655	2,614	41	1.6%
Uncollectibles	(479,329)	(604,465)	125,136	-20.7%
Miscellaneous	63,599	48,733	14,866	30.5%
	$1,794,518	$2,436,076	$(641,558)	-26.3%

Broadcast Services	$48,074	$162,271	$(114,197)	-70.4%

Internet services	$193,394	$180,026	$13,368	7.4%

	$2,035,986	$2,778,373	$(742,387)	-26.7%

There was a decrease in total operating revenues for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, of $742,387, or 26.7%.

Local Exchange Carrier Services – ($641,558)

Local exchange carrier services revenues accounted for 88.1% of all operating revenue in the three-month period ended September 30, 2009.  There was a $641,558, or 26.3%, decrease in local exchange carrier services revenues for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.

Local network services revenues increased $20,366, or 8.7%, for the three months ended September 30, 2009, as compared to the same period in 2008, because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.

Breda's long distance services revenue decreased $3,441, or 5.5%, for the three months ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Breda has experienced the industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Index

Network access services decreased $645,625, or 29.0%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.   This decrease mainly resulted from three factors:  1) decreased terminating access revenues generated from traffic delivered to Breda’s conference bridge in Carroll, Iowa; 2) decreased intrastate access revenue caused by the Iowa Utilities Board’s 3.1 cent per minute reduction for switching revenue and the common carrier line rate elements which became effective on February 9, 2009; and 3) the almost 50% reduction in high cost loop funding from the universal service fund which went into effect January 1, 2009.

Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda's provider of the conference bridge minutes decreased its use of the bridges in Breda’s location while negotiations were being conducted with carriers for the payment of access revenue on this traffic.  Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the three months ended September 30, 2009, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 70% discount from Breda’s tariffed rates.  Breda estimates that the reduction in conference bridge minutes and the lower negotiated rates resulted in an approximate $457,520 decrease in network access revenue for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.

Breda, along with all other Iowa carriers subject to the Iowa Utilities Board’s ruling that became effective on February 9, 2009, also experienced a 3.1 cent per minute reduction in its intrastate access rate received on all intrastate access minutes.  Breda estimates that this reduction in intrastate access rates resulted in a $79,281 reduction for the three months ended September 30, 2009, when compared to the three-months ended September 30, 2008.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008.  In this filing, which the FCC accepted and became effective on January 1, 2009, there were modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the three months ended September 30, 2009 was approximately $120,609.

Breda continues to add customers to its Carroll, Iowa, CLEC customer base, and therefore also to its long distance services customer base.  These customers generate access revenue when they use Breda's networks to make long distance calls.  However, as noted previously, more customers are using their wireless plans to make long distance calls, so Breda’s overall toll minutes on which access revenue is generated continues to decrease.

Index

Cellular services decreased $152,901, or 32.5%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  The overall number of customers served between the two three-month periods decreased 17.7%, and there was a corresponding decrease in the amount of commissions received on the cellular services sold and a corresponding decrease in cellular equipment sales for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.

Uncollectibles decreased $125,136, or 20.7%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  This decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate. Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.  Verizon and Breda reached agreement on May 6, 2009 on their dispute regarding the payment of access charges for conference bridging services.  As per the terms of the agreement, Verizon dismissed the complaint Verizon had filed with the Iowa Utilities Board on May 29, 2008.

Miscellaneous revenue increased $14,866, or 30.5%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.   Other nonregulated services revenue decreased $1,862, or 12.5%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, and is mainly attributable to the decrease in the number of phone systems sold and an overall decrease in customer premise equipment rental.  Roaming revenue for wireless minutes of service decreased $2,318, or 20.0%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, with the decrease resulting from the lower rates negotiated on roaming agreements.  The  increase in miscellaneous revenue is mainly attributable to increased tower rent revenue, and increased directory listing revenue for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.

Index

Billing and collection revenue, which is not included in miscellaneous revenue, increased $41, or 1.6%, for the three month period ended September 30, 2009, when compared to the same three month period in 2008.  Billing and collection revenue remains an overall decreasing revenue stream since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them.

Broadcast Services – ($114,197)

Broadcast services revenue decreased $114,197, or 70.4%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008. The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two three-month periods.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sales affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base, and most of those cable television customers already received  telephone service from Breda.    Breda was providing cable TV service to 628 subscribers as of September 30, 2009, compared to 1,905 customers on September 30, 2008.

Internet Services – $13,368

Internet services revenue increased $13,368, or 7.4%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Breda experienced a 24.3% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the three months ended September 30, 2009, compared to the same period in 2008.

	Three Months Ended
	September 30,		Change

	2009	2008 (Restated)	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$560,734	$583,428	$(22,694)	-3.9%
Plant nonspecific operations	125,081	109,555	15,526	14.2%
Cost of long distance	49,013	54,919	(5,906)	-10.8%
Cost of cellular	300,707	376,718	(76,011)	-20.2%
Cost of internet	71,155	116,737	(45,582)	-39.0%
Cost of programming	46,162	108,513	(62,351)	-57.5%
Total cost of services	$1,152,852	$1,349,870	$(197,018)	-14.6%

Depreciation and amortization	$253,087	$243,257	$9,830	4.0%

Selling, general and administrative
Customer operations	$183,822	$209,188	$(25,366)	-12.1%
Corporate operations	376,614	324,752	51,862	16.0%
General taxes	(11,730)	28,296	(40,026)	-141.5%
Total selling, general and administrative	$548,706	$562,236	$(13,530)	-2.4%

	$1,954,645	$2,155,363	$(200,718)	-9.3%

Cost of Services – ($197,018)

Cost of services decreased $197,018, or 14.6%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Plant specific operations decreased $22,694, or 3.9%.  The plant specific expenditures decreased for central office equipment, outside plant expense, land and building expense, distribution system expense and buried cable expense.   Conference bridge provisioning increased $13,535 when comparing the three-month period ended September 30, 2009 with the three-month period ended September 30, 2008, because of the additional transport costs added for increased capacity for additional conference bridging services.  Conference bridge marketing fees are also included in conference bridge provisioning and are dependent on both the volume of minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  The conference bridge provisioning expense for marketing fees decreased because of both rate and volume decreases arising out of those settlements.

Plant nonspecific operations increased $15,526, or 14.2%, due mainly to increased postage, utility, testing, labor and provisioning costs.  Long distance provisioning costs decreased $5,906, or 10.8%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase.

Index

Cellular provisioning costs decreased $76,011, or 20.2%, and reflects the decreased cost of equipment and accessories to serve the 17.7% decrease in the cellular customers base during the three months ended September 30, 2009, when compared to the three-month period ended September 30, 2008.

Internet provisioning costs decreased $45,582, or 39.0%, and resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.  Breda’s cost of nonregulated services decreased $6,063, or 37.3%, which decrease is attributable to decreased customer premise equipment provisioning and to the decreased number of key systems sold during the three months ended September 30, 2009, when compared to the three month period ended September 30, 2008.

As noted previously, Tele-Services sold two of its cable TV communities and turned down three other cable TV communities in 2008.  Tele-Services also sold seven of its remaining cable TV communities on July 1, 2009.  The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $62,351, or 57.5%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the three-month period ended September 30, 2009, but there are no corresponding fees in the three-month period ended September 30, 2008.

Depreciation and Amortization –$9,830

Depreciation and amortization expense increased $9,830, or 4.0%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Breda is depreciating a new OC-192 fiber optic ring and four meta-switches, which all became operational in the latter part of 2008.  Breda is also depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in Tele-Services' cable TV operations from 2006, and for a new operating software support system, network upgrades, and new and upgraded Internet service facilities beginning in 2007 and continuing into 2009.  Many of Breda’s assets, especially its cable televisions systems and equipment, have begun to reach the end of their depreciable life, so depreciation expense is somewhat offset by the depreciation that is no longer available for those older systems or equipment.

Index

Selling, General and Administration –($13,530)

Selling, general and administration expenses decreased $13,530, or 2.4%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  Customer operations decreased $25,366, or 12.1%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $51,862, or 16.0%, during the three-month period ended September 30, 2009, when compared to the same period in 2008, mainly because of increased consultant, accounting and legal fees.  Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations in 2009.  There were less consultant activities in the three-month period ended September 30, 2008.

Property and general taxes expense decreased $40,026, or 141.5%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, and is a function of the assessed valuation and tax rate each year.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2009, compared to the same period in 2008.

	Three Months Ended
	September 30,		Change

	2009	2008 (Restated)	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$59,563	$70,442	$(10,879)	-15.4%
Gain or (Loss) on sale of investments	524	(500)	1,024	204.8%
Gain or (Loss) on disposal of assets	(65,530)	(3,362)	(62,168)	1,849.1%
Interest expense	(129)	(18,689)	18,560	-99.3%
Income from equity investments	80,704	533,713	(453,009)	-84.9%
Gain on impairment of note receivable	445,252	-	445,252	-100.0%
Other, net	(2,597)	(23,365)	20,768	88.9%
	$517,787	$558,239	$(40,452)	-7.2%

Interest and Dividend Income.  Interest and dividend income decreased $10,879, or 15.4%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  This decrease in interest and dividend income was due to decreased interest rates on Breda’s temporary investments and marketable securities when comparing the two three-month periods.

Index

Gain or (loss) on sale of investments. Both the $524 gain on sale of investments for the three-month period ended September 30, 2009, and the $500 loss on sale of investments for the three-month period ended September 30, 2008, represent the loss on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $65,530 loss on disposal of assets for the three-month period ended September 30, 2009, was a combination of the approximate $57,000 loss on the sale of the Tele-Services cable TV properties, the approximate $14,000 loss on the retirement of two DMS 10 switches after the installation of two new soft switches, and the approximate $6,000 gain on the sale of a service vehicle and the sale of some central office fiber cards and shelves.  The $3,362 loss on disposal of assets for the three-month period ended September 30, 2008, resulted from the sale or trade-in of service vehicles and work equipment.

Interest Expense.  The $18,560, or 99.3%, decrease in interest expense for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009.  The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008.  The RTFC loan reverted to a variable rate loan on that date.  Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through April 30, 2009 when the loan was paid in full.  A prepayment fee of $4,513.01 was paid in addition to the interest and principal on April 30, 2009.

Income from Equity Investments.  Income from equity investments decreased $453,009, or 84.9%, for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The decrease in income from equity investments reported on Breda's income statement for the three-month period ended September 30, 2009 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of the decrease for the three-month period ended September 30, 2009, came from the investment in Hilbert Communications, LLC and from the investment in Quad Co.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating mainly in Wisconsin.

Index

Gain on Impairment of Note Receivable.  There was a $445,252 gain on impairment of note receivable for the three-month period ended September 30, 2009, and for which there was no comparable entry for three-month period ended September 30, 2008.  Breda had a note receivable with Spiralight Networks dated October 1, 2007, which carried an interest rate of 8.5%.  In 2008 Breda had recorded an impairment on this note in the amount of $445,252.  Breda received payment in full on July 2, 2009.

Other, net. The $20,768, or 88.9%, increase in other net income for the three-month period ended September 30, 2009, when compared to the three-month period ended September 30, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes decreased $92,732, or 28.4%, for the three-month period ended September 30, 2009, when compared to the same period in 2008.  The effective tax rate in 2009 is 38.93%, compared to a 27.60% tax rate in 2008.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income decreased $488,032, or 57.1%, for the three-month period ended September 30, 2009, when compared to the same period in 2008.

Nine Months Ended September 30, 2009 and 2008

The table below sets forth the components of Breda's revenues for the nine months ended September 30, 2009, compared to the same period in 2008.

Index

	Nine Months Ended
	September 30,		Change

	2009	2008	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$739,061	$703,182	$35,879	5.1%
Network access services	4,396,152	7,269,155	(2,873,003)	-39.5%
Long distance services	187,510	205,148	(17,638)	-8.6%
Cellular services	1,188,419	1,225,751	(37,332)	-3.0%
Billing and collection services	7,258	10,067	(2,809)	-27.9%
Uncollectibles	(1,092,158)	(1,928,450)	836,292	-43.4%
Miscellaneous	151,440	174,588	(23,148)	-13.3%
	$5,577,682	$7,659,441	$(2,081,759)	-27.2%

Broadcast Services	$333,746	$504,843	$(171,097)	-33.9%

Internet services	$573,089	$533,119	$39,970	7.5%

	$6,484,517	$8,697,403	$(2,212,886)	-25.4%

There was an decrease in total operating revenues for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008, of $2,212,886, or 25.4%.

Local Exchange Carrier Services – ($2,081,759)

Local exchange carrier services revenues accounted for 86% of all operating revenues in the nine-month period ended September 30, 2009.  There was a $2,081,759, or 27.2%, decrease in local exchange carrier services revenues for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.

Local network services revenues increased $35,879, or 5.1%, for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.

Breda's long distance services revenue decreased $17,638, or 8.6%, for the nine months ended September 30, 2009, when compared to the nine-month period ended September 30, 2008. Breda experienced a 0.7% increase in its long distance customer base when comparing the two periods, and the increase has helped offset a general decrease in the average minutes used by each customer on a monthly basis.  Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.  Breda believes that the decrease in the average minutes used by customers arises from the industry wide trend of subscriber's using their cell phones rather than using their local telephone provider to make long distance calls.

Index

Network access services decreased $2,873,003, or 39.5%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  This decrease mainly resulted from decreased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa.  Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda's networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services generated approximately $2,702,600 of access revenue for the nine-month period ended September 30, 2009, compared to approximately $4,832,580 for the nine-month period ended September 30, 2008.  The conference bridge services minutes of use decreased by approximately 26,225,685 when comparing the nine-month period ended September 30, 2009, with the nine-month period ended September 30, 2008.  Breda’s provider of conference bridge minutes decreased the volume of traffic it was sending to the conference bridges in Breda’s location while negotiations were underway with interexchange carriers on the payment of access revenue for this traffic. Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the nine months ended September 30, 2009, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 70% discount from Breda’s tariffed rates.

Breda's access revenue has also been adversely affected by the Iowa Utilities Board’s ruling which became effective on February 9, 2009, and which decreased the intrastate access rate on all intrastate minutes by 3.1 cents per minute.  Breda estimates that this reduction in intrastate access rates resulted in an approximate $244,320 decrease in network access revenue for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008, which was accepted by the FCC, and became effective on January 1, 2009.  The filing resulted in modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the nine months ended September 30, 2009 was approximately $364,151.

Index

Breda continues to add customers to its Carroll, Iowa, CLEC customer base, and therefore also to its long distance services customer base.  These customers generate access revenue when they use Breda’s networks to make long distance calls.  However, as noted previously, more customers are using their wireless plans to make long distance calls, so Breda’s overall toll minutes on which access revenue is generated continues to decrease.

Cellular services decreased $37,332, or 3.0%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008. Breda’s cellular customer activations decreased 3.3% during the nine-month period ended September 30, 2009 when compared to the nine-month period ended September 30, 2008, and is the reason for the decreased revenue when comparing the two nine-month periods.

Billing and collection services decreased $2,809, or 27.9%, during the nine-month period ended September 30, 2009 when compared to the nine-month period ended September 30, 2008.  This revenue correlates directly to the amount of long distance minutes that Breda’s customers use on carrier long distance plans where Breda bills the carrier’s toll on the same invoice that Breda sends to its customers. Breda receives a small fee for performing these billing services for the carriers. Breda believes this revenue stream will continue to decrease as most carriers now bill for their own long distance services.

Uncollectibles decreased $836,292, or 43.4%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate.  Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.

Index

Miscellaneous revenues decreased $23,148, or 13.3%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008. Other nonregulated services revenue decreased $16,631, or 31.8%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008, and is mainly attributable to the decrease in the number of phone systems sold and an overall decrease in customer premise equipment rental.  Roaming revenue for wireless minutes of service decreased $11,257, or 34.1%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008, and is the result of the lower rates negotiated on roaming agreements.  In 2008 Breda recorded a miscellaneous payment from MCI in the amount of $9,511 for the settlement of outstanding carrier bankruptcy activities from prior years, and for which there was no corresponding revenue for the nine-month period ended September 30, 2009.  The remaining increases in miscellaneous revenues when comparing the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2008 resulted from increases in director listing services and rent revenue.

Broadcast Services – ($171,097)

Broadcast services revenue decreased $171,097, or 33.9%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two nine-month periods.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sale affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 628 subscribers as of September 30, 2009, compared to 1,905 customers on September 30, 2008.

Internet Services – $39,970

Internet services revenue increased $39,970, or 7.5%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  Breda experienced a decrease of 37.7% in its dial-up customer base and a 27.9% increase in its high-speed Internet customer base when comparing the two nine-month periods.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the nine months ended September 30, 2009, compared to the same period in 2008.

	Nine Months Ended
	September 30,		Change

	2009	2008	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$1,382,015	$2,054,165	$(672,150)	-32.7%
Plant nonspecific operations	329,216	294,412	34,804	11.8%
Cost of long distance	150,690	174,613	(23,923)	-13.7%
Cost of cellular	883,732	981,831	(98,099)	-10.0%
Cost of internet	202,039	342,424	(140,385)	-41.0%
Cost of programming	262,846	338,465	(75,619)	-22.3%
Total cost of services	$3,210,538	$4,185,910	$(975,372)	-23.3%

Depreciation and amortization	$780,945	$752,801	$28,144	3.7%

Selling, general and administrative
Customer operations	$629,623	$663,130	$(33,507)	-5.1%
Corporate operations	1,163,292	986,233	177,059	18.0%
General taxes	66,590	136,378	(69,788)	-51.2%
Total selling, general and administrative	$1,859,505	$1,785,741	$73,764	4.1%

	$5,850,988	$6,724,452	$(873,464)	-13.0%

Cost of Services – ($975,372)

Cost of services decreased $975,372, or 23.3%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  Plant specific operations decreased $672,150, or 32.7%, with $594,254 of the decrease mainly attributable to a decrease in the marketing and provisioning costs to provide conference bridging services.  Marketing fees are dependent on both the volume of the minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  The conference bridge provisioning expense decreased because of both rate and volume decreases arising out of those settlements.  Other plant specific costs that decreased when comparing the two nine-month periods ended September 30, 2009, and September 30, 2008, were costs to provision non-regulated services such as key systems and customer premise equipment, outside plant maintenance and repairs, and fiber lease expense.

Index

Plant nonspecific operations increased $34,804, or 11.8%, due mainly to increased postage, utility, testing and provisioning costs.

Long distance provisioning costs decreased $23,923, or 13.7%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Breda had a 0.7% increase in customers subscribing to Breda’s long distance services for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.

Cellular provisioning costs, which includes the purchase of phones and accessories, and labor costs, decreased $98,099, or 10.0%, and reflects the decreased cost of equipment and accessories to serve the 3.03% decrease in the cellular customers for the nine-month period ended September 30, 2009 when compared to the nine-month period ended September 30, 2008.

Internet provisioning costs decreased $140,385, or 41.0%, during the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  This decrease resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.

As noted previously, Tele-Services’ sold two of its cable TV communities and turned down three other cable TV communities in 2008.  Tele-Services also sold seven of its remaining cable TV communities on July 1, 2009. The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $75,619, or 22.3%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the nine-month period ended September 30, 2009, but there are no corresponding fees in the nine-month period ended September 30, 2008.

Index

Depreciation and Amortization – $28,144

Depreciation and amortization expense increased $28,144, or 3.7%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  Breda had significant capital investments in outside plant equipment, switches and in new financial and provisioning software during 2007 and 2008.  The depreciation on some of these items is reflected in the nine-month period ended September 30, 2009, but was not applicable to the nine-month period ended September 30, 2008.

Selling, General and Administration – $73,764

Selling, general and administration expenses increased $73,764, or 4.1%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  Customer operations decreased $33,507, or 5.1%, for the nine-month period ended September 30, 2009 when compared to the nine-month period ended September 30, 2008, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $177,059, or 18.0%, when comparing the nine-month periods. Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations in 2009.  There were less consultant activities in the nine-month period ended September 30, 2008.  Breda also added a full-time IT staff member in the latter part of September 2009, for which there would be no personnel costs for the nine-month period ended September 30, 2008.

Property and general taxes expense decreased $69,788, or 51.2%, when comparing the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2008.  The decrease resulted in part from the decrease in property subject to property tax as a result of the sale of some of Tele-Services' cable television properties.  Any increase or decrease in property tax expense is based on the annual valuation assessments received each year from the county assessors.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2009, compared to the same period in 2008.

Index

	Nine Months Ended
	September 30,		Change

	2009	2008	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$331,212	$363,191	$(31,979)	-8.8%
Gain or (Loss) on sale of investments	1,358	4,301	(2,943)	-68.4%
Gain or (Loss) on disposal of assets	(71,883)	5,711	(77,594)	-1,358.7%
Interest expense	(26,086)	(59,717)	33,631	-56.3%
Income from equity investments	1,376,076	1,050,749	325,327	31.0%
Gain on impairment of note receivable	445,252	-	445,252	-100.0%
Other, net	(22,655)	(35,401)	12,746	36.0%
	$2,033,274	$1,328,834	$704,440	53.0%

Interest and Dividend Income.  Interest and dividend income decreased $31,979, or 8.8%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  This decrease in interest and dividend income was due mainly to decreased interest rates on both temporary investments and marketable securities on which Breda generates interest income.  Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $133,321 from their investment in Iowa Network Services during the nine-month period ending September 30, 2009, and for which the corresponding income during the nine-month period ended September 30, 2008 was $104,162.  Breda also generates interest income on its outstanding notes receivable.

Gain or (loss) on sale of investments. Both the $1,358 gain on sale of investments for the nine-month period ended September 30, 2009, and the $4,301 gain on sale of investments for the nine-month period ended September 30, 2008, represent the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $71,883 loss on disposal of assets for the nine-month period ended September 30, 2009, was a combination of the approximate $57,000 loss on the sale of the Tele-Services cable TV properties, the approximately $14,000 loss on the retirement of two DMS 10 switches after the installation of two new soft switches, and the net gains and losses on the sale of service vehicles and other central office fiber cards and shelves.  The $5,711 gain on disposal of assets for the nine-month period ended September 30, 2008, resulted from the sale of service vehicles.

Interest Expense.  The $33,631, or 56.3%, decrease in interest expense for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009.  The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008.  The RTFC loan reverted to a variable rate loan on that date.  Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through April 30, 2009 when the loan was paid in full.  A prepayment fee of $4,513.01 was paid in addition to the interest and principal on April 30, 2009.

Index

Income from Equity Investments.  Income from equity investments increased $325,327, or 31.0%, for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The increase in income from equity investments reported on Breda's income statement for the nine-month period ended September 30, 2009 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating in Wisconsin and Illinois.  Hilbert Communications, LLC includes the operations of Bug Tussel, LLC, a wireless cell site provider, and of Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various related telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.

Gain on Impairment of Note Receivable.  There was a $445,252 gain on impairment of note receivable for the nine-month period ended September 30, 2009, and for which there was no comparable entry for nine-month period ended September 30, 2008.  Breda had a note receivable with Spiralight Networks dated October 1, 2007, which carried an interest rate of 8.5%.  Breda had recorded an impairment on this note in 2008 in the amount of $445,252.  Breda received payment in full on July 2, 2009 for the Spiralight Networks note receivable.

Index

Other, net. The $12,746, or 36.0%, increase in other net income for the nine-month period ended September 30, 2009, when compared to the nine-month period ended September 30, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes decreased $288,957, or 25.4%, for the nine-month period ended September 30, 2009, when compared to the same period in 2008.  The effective tax rate in 2009 is 31.76%, compared to a 34.40% tax rate in 2008.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income decreased $342,058, or 15.8%, for the nine-month period ended September 30, 2009, when compared to the same period in 2008.

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2009 and September 30, 2008, cash provided by operating activities was $3,695,717 and $1,148,355 respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders.  Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000.  Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose.  All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.  As noted previously, Breda began a fiber overbuild of the Carroll, Iowa non-rural market in September 2009.  Breda is financing that project with a $10,000,000 broadband loan from Rural Utilities Services.

Index

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity, as of September 30, 2009, and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008 (Restated)
Short-Term Liquidity
Current Assets	$7,510,817	$6,833,241
Current Liabilities	2,003,642	2,268,808
Net Working Capital	$5,507,175	$4,564,433

Cash and Cash Equivalents	$3,121,662	$1,317,462
Short Term Marketable Securities	$619,448	$604,435
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $677,576, or 9.9%, for the nine-month period ended September 30, 2009, when compared to the year ended December 31, 2008.   There was a $1,819,213 increase in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s receipt of settlement payments from access carriers.  There was also a corresponding decrease of $1,623,757 in accounts receivable, which was due to the settlement agreement reached with AT&T and Verizon for payments regarding conference bridge access services.  There was a $403,506 increase in prepaid income taxes.  Breda had a decrease of $73,759 in notes receivable upon Breda’s receipt of payment in full for the $480,000 Spiralight Network, LLC note receivable in July 2009.    Prior to September 30, 2009, Breda held a $480,000 promissory note, less allowance of $445,253, from its unconsolidated affiliate, Spiralight Network, LLC, which earned interest at the rate of 8.5% per annum.  As part of the Exchange Agreement effected January 16, 2009, Breda's units in Spiralight Network, LLC were exchanged for units in Hilbert Communications, LLC and Breda's $480,000 promissory note from Spiralight Network, LLC became the obligation of Hilbert Communications, LLC.  On July 6, 2009 Breda received payment in full of the $480,000 promissory note plus accrued interest of $20,955.56.

Current liabilities decreased $265,166, or 11.7%, for the nine-month period ended September 30, 2009, when compared to the year ended December 31, 2008.  Accounts payable increased $21,262, or 1.2%, when comparing the two periods, which is mainly attributable to a net increase from combining a decrease in the amount incurred as of September 30, 2009 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2008, and an increase in outstanding construction expenditures from Breda’s fiber-to-the-home overbuild project in Carroll, Iowa.  Accrued taxes decreased $73,913, or 38.5%, for the nine-month period ended September 30, 2009, when compared to the year ended December 31, 2008.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $30,516, or 24.5%, for the nine-month period ended September 30, 2009, when compared to other current liabilities for the period ended December 31, 2008.  The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the nine-month period ended September 30, 2009, when compared with the year ended December 31, 2008.

Index

The following table summarizes Breda's sources and uses of cash for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended
	September 30,

	2009	2008 (Restated)
Net Cash Provided (Used)
Operating Activities	$3,695,717	$1,148,355
Investing Activities	(693,214)	(1,139,768)
Financing Activities	(1,198,303)	(425,269)

For the nine months ended September 30, 2009 and 2008, cash provided by operating activities was $3,695,717 and $1,148,355, respectively.

Cash used in investing activities was $693,214 for the nine-month period ended September 30, 2009, as compared to $1,139,768 for the nine-month period ended September 30, 2008.  Capital expenditures for the nine-month period ended September 30, 2009 were $1,278,570, and were $2,339,866 for the same period in 2008.  The purchase of an additional one-third equity interest in Carroll County Wireless, LLC for $90,000 was included in the nine-month period ended September 30, 2009, and a $720,000 investment in Telephone Acquisition Company was included in the nine-month period ended September 30, 2008.    The purchase of marketable securities was $451,885 for the nine-month period ended September 30, 2009, and was $309,819 for the nine-month period ended September 30, 2008.  Proceeds from the sale of marketable securities were $495,826 in the nine-month period ended September 30, 2009, and were $1,947,584 in the nine-month period ended September 30, 2008.

Cash used in financing activities was $1,198,303 for the nine-month period ended September 30, 2009, as compared to $425,269 for the nine-month period ended September 30, 2008.  Breda's outstanding RTFC loan was paid in full on April 30, 2009.  During the nine-month period ended September 30, 2009, cash was used to repay $951,495 of long-term debt.  Cash used to pay dividends to shareholders during the nine-month periods ended September 30, 2009 and September 30, 2008 were $246,808 and $246,808, respectively.  The dividends paid in 2009 and 2008 were both $8 per share.

Index

Long Term Debt

Breda had no long term debt as of September 30, 2009.  Breda previously had long term debt with the Rural Telephone Finance Cooperative, but Breda prepaid in full its remaining long-term debt with the Rural Telephone Finance Cooperative on April 30, 2009.

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the nine months ended September 30, 2009, capital expenditures were $1,278,570.  As of September 30, 2009, purchase commitments for the construction of the fiber to the home project in Breda’s CLEC in Carroll, Iowa totaled $6,868,038.41.  Breda is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009,  Breda received $1,000,000 of its $10,000,000  loan commitment from the Rural Utilities Services (RUS) for expenditures related to its fiber-to-the home project in Carroll, Iowa.

Breda believes that cash provided by operations and current cash balances will be adequate to meet Breda's foreseeable operational, capital expenditure, and debt service requirements.  However, Breda's actual cash needs and the availability of required funding may differ from Breda's expectations and estimates, and those differences could be material.  Future capital requirements will depend on many factors, including, among others, the demand for Breda's services in Breda's existing markets and regulatory, technological and competitive developments.

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

Index

•	Corporate or municipal bonds rated "A" or better by a major rating service.

•	Money market funds investing in U.S. government, U.S. agency or highly rated municipal securities.

Other Activities and Issues

The American Recovery and Reinvestment Act (ARRA) of 2009 was signed into law by President Obama on February 17, 2009, which included the Broadband Technology Opportunities Program (BTOP) and the Broadband Initiatives Program (BIP). The National Telecommunications and Information Administration (NTIA) and the United States Department of Agriculture’s (USDA) Rural Utilities Service (RUS) jointly issued a Notice of Funds Availability (NOFA) and solicitation of applications on July 1, 2009, describing the availability of funds and application requirements for the broadband initiatives contained in the ARRA.  The BTOP was funded at $4.7 billion and provides grants to support the deployment of broadband infrastructure in unserved and underserved areas, to enhance broadband capacity at public computer centers, and to encourage sustainable adoption of broadband service.  The intent is for these projects to then spur job creation and stimulate long-term economic growth and opportunity per the ARRA objectives.

The requirements to determine eligibility for applications for unserved areas and underserved areas (last mile projects and middle mile projects) involved specific data for contiguous census blocks where minimum percentages of households in the proposed funded service area lacked access to minimum broadband speeds.  One of the other requirements that there be a sustainable business plan for the proposed project was a major obstacle for Breda as it evaluated its options under these programs.  Breda subsequently determined to stop its application processes for these funds.

On September 9, 2009, when the NTIA launched its initial, searchable database of the broadband applications, it was determined that already roughly 40 applications were filed whose project descriptions referenced Iowa or whose application listed Iowa as the applicant’s home-state address, and whose applications covered hundreds of Iowa communities, many of which are already served by telephone companies such as Breda.  Breda, along with other Iowa telcos, have subsequently been required to review each application with Iowa references, and to exercise their right to object to applications that are seeking funding in their existing service areas.  These objections are especially important when those applications contain misstatements or errors about whether or not broadband service is available.  Breda will continue to monitor the applications filed under this program and to object to applications that infringe upon its service areas.

Index

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates.  In December 2008, NECA filed changes with the FCC to the NECA Tariff F.C.C. No. 5.  It was determined that rates in the traffic sensitive switched access category would increase on average by 5.8%, and rates in the traffic sensitive special access category would increase on average by 6.3%.   The FCC granted an effective date for these rates of July 1, 2009.

The Iowa Telephone Association Access Service Tariff No. 1 (ITA Tariff) mirrors the NECA tariff in many respects for intrastate traffic.  Breda concurs in this tariff and is therefore subject to the rates outlined in the ITA tariff.  Prior to July 1, 2009, the intrastate rates that mirrored the NECA interstate rates that went into effect on 7-1-2007 were still being used by Breda and the other Iowa companies that concurred in the ITA tariff because while the ITA filed the 9-1-2007 tariff which was allowed to go into effect, it was later challenged by Sprint, Verizon and AT&T, and the intrastate rate changes were put on hold, and reverted back to the 7-1-2007 rates.

The IUB conducted a hearing on the 7-1-2007 ITA Intrastate Access Tariff on April 1 and 2, 2008.  Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff to the NECA interstate levels.  Specifically, the interexchange carriers requested that the IUB eliminate the 1.5 cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge.  The total requested reduction would have been 6.4 cents on each intrastate minute.  The IUB issued a final order on May 30, 2008 where it directed the ITA to, within 30 days, remove the 1.5 cent transport interconnection rate element and to lower the local switching rate element to 2.4435 cents per minute to mirror the NECA interstate tariff rate.  After various delays, the IUB ruling became effective on February 7, 2009, and Breda’s access rate decreased 3.1 cents per minute for all intrastate access minutes.  Breda estimates that the decrease in intrastate access rates will decrease Breda’s network access revenues by approximately $221,455 a year.

On May 31, 2009, the ITA received approval from the IUB to allow the intrastate access rates in the ITA tariff, and which mirror the NECA tariff, to be effective on the same date as the interstate rates in the NECA tariff, and effective on July 1, 2009, the intrastate access rates mirrored the interstate access rates, except for the 3-cent common carrier line charges as previously discussed.

In its final order on May 30, 2008, the IUB also stated that it would open a rule making to determine whether to eliminate the 3-cent common carrier line charge. On September 4, 2009, the IUB denied Sprint’s request to start a rulemaking docket for the purpose of eliminating the carrier common line charge.  The IUB noted that it would consider CCL in its docket on Universal Service.  The IUB also noted that it was not concluding that CCL should necessarily be related to a possible universal service fund, only that the issues ought to be considered together.

Index

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

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the IUB regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated.  Various individuals and consulting representatives have been analyzing and attempting to develop comments relating to a potential state universal service fund.  The IUB had postponed comments until October 26, 2009, and there were a number of significant details that had not yet been discussed or determined by the IUB.  On October 28, 2008, the ITA filed its comments on whether Iowa needs a state USF funding mechanism.  In its filing, the ITA linked the state USF discussion with the tariff battle that consumed much of 2008 and reminded the IUB of the severe impact of proposed access reduction.  The ITA noted that if access policy changes cause high-cost carriers, such as Breda, to be unable to recover their costs of providing intrastate services from increased local rates to the customer and reduced access charges, then a state USF would be necessary as a cost recovery mechanism.

Breda believes it is likely that the discussion of a state universal service fund will need to be coordinated with emerging FCC developments.  The FCC has announced it will issue additional guidance on its plans for the universal service fund in the spring of 2010, or shortly after it releases its National Broadband Plan in February 2010.  While various industry organizations have compiled data and worked on this issue since 2003, no final plan had been adopted on a statewide level.  Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Index

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

On August 29, 2008, NECA filed its 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that have less than 700 access lines per exchange.  These revisions are made each year, but the projected 2009 impacts were much greater than previous years and would have more of a negative effect on average schedule companies, such as Breda.  The modifications were effective on January 1, 2009.  During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies.  Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced.  Although cost per loop values for most of the average schedule companies are projected to increase, the payments to average schedule companies would be reduced, due to the cap on payments.  The estimated HCL support paid to rural companies in 2009 was expected to decrease by $13.3 million.  As noted previously, Breda is experiecing a decrease in its HCL support payments for 2009 of approximately $213,924, or 49.45%.  Breda is also experiencing a decrease in its local switching support payments for 2009 of  at least $17,314, or 8.16%.

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

Index

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

Breda filed a collection actions suit on October 29, 2009 against Sprint regarding payment of access revenue for conference bridging services.  Breda continues to individually attempt to negotiate settlement agreements with carriers disputing the volume of minutes and the interstate and intrastate switched access charges billed to them by BTC, Inc.   BTC, Inc. is working with legal counsel for assistance in its collection actions against the various carriers that are withholding network access service revenues.  In addition to working with legal and industry consultants on collection actions, BTC, Inc. is also monitoring the outcome of the various court proceedings in Iowa, Minnesota, and New York, as well as oral arguments and proceedings before the FCC and the IUB.  While BTC, Inc.’s situation is not identical to these proceedings, some of the rulings will be applicable to BTC, Inc.’s situation.  The FCC has ruled in prior cases involving carrier non-payment of access charges that carriers could not take these kinds of “self-help” actions and could not block traffic traversing their networks.

On September 18, 2009, the IUB filed an Order Initiating a Rule Making to consider proposed amendments to its rules to address High Volume Access Service (HVAS) and the effect HVAS can have on a telco’s revenues from intrastate switched access services.  The IUB has concluded that HVAS calls cannot be billed for access services pursuant to an association tariff, such as the ITA tariff in which Breda concurs, because of their fact-sensitive and individualized nature.  The IUB is looking to require telcos providing HVAS to file an individual tariff for that service.  The telcos would continue to concur in an association tariff for all other access services.  The IUB outlined various other provisions regarding HVAS and requested comments by October 27, 2009.  Oral presentation on the proposed rules is scheduled for December 8, 2009.

Index

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

As noted previously, Tele-Services sold seven of its southern Iowa cable television systems, and its Beaver Lake, NE system on July 1, 2009.  This sale affected approximately 1,146 customers.  Tele-Services also turned down three of its smallest communities in second quarter 2008, and sold two additional communities in the fourth quarter 2008.   With its purchase of the Macedonia, Iowa, cable television system on August 1, 2009, Tele-Services now serves approximately six hundred twenty nine subscribers in six Iowa communities,

BTC utilized the Statewide Cable Franchise Bill by filing an Application for Certificate of Franchise Authority with the IUB on March 19, 2009.  BTC received IUB approval on April 8, 2009 to provide video services to the city of Carroll, Iowa as part of its fiber-to-the-home project.  As indicated previously, BTC received RUS release of funds approval on March 13, 2009 for this project.  The construction phase of the fiber to the home overbuild project in Carroll, Iowa, began in early September 2009.  It is anticipated that the fiber-to-the-home project in Carroll, Iowa will take two years for completion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, and they have concluded that the disclosure controls and procedures have been effective.  Breda is not yet required to report on internal control over financial reporting because it meets the definition of a small company.  Breda believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Index

Changes in Internal Control Over Financial Reporting

No change in Breda's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

Except as noted in the following paragraph, as of the date of this quarterly report, Breda was not aware of any material pending legal proceeding to which Breda or any of its subsidiaries was a party or of which any of Breda's or any of its subsidiaries' respective property was the subject, other than ordinary routine litigation, if any, that was incidental to Breda's or the subsidiaries' respective business.  As of the date of this quarterly report, Breda was not aware that any governmental authority was contemplating any material proceeding against Breda or any of its subsidiaries or any of their respective property.

BTC, Inc. filed a collection action suit against Sprint Communications Company L.P. on October 29, 2009 in the United States District Court, Northern District of Iowa, Central Division.  The suit was filed against Sprint Communications Company L.P. because Sprint has not paid BTC, Inc. the carrier switched access charges billed to Sprint since October 1, 2007.  The amount of unpaid Sprint access charges totaled $1,766,132.22 as of October 1, 2009.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of July 1, 2009 through September 30, 2009.

None of Breda's shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of July 1, 2009 through September 30, 2009.  Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

Index

There were transfers of 657 shares of Breda's common stock by 12 different shareholders during the period of July 1, 2009 through September 30, 2009 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares.  Two of those 657 shares were sold for $394 per share, 23 of those 657 shares were sold for $509 per share, and 195 of those 657 shares were sold for $547 per share.  The remaining 437 shares were transferred without the payment of any purchase price or other consideration.  The latter transfers were to family members, including out of the estates of deceased shareholders.

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

No matter was submitted to a vote of the shareholders of Breda, through the solicitation of proxies or otherwise, during the period of July 1, 2009 through September 30, 2009.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of July 1, 2009 through September 30, 2009, which was not reported on a Form 8-K.

There were no material changes during the period of July 1, 2009 through September 30, 2009 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Index

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit			Filed Herewith;		Period		Filing
Number	Exhibit Description		Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement			10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws			8-K		3.2	4/4/07

10.1	Employment Agreement dated July 10, 2008 with Jane Morlok (See Exhibit 10.1.1 for an Addendum to this Agreement)			10-Q	9/30/08	10.1	11/13/08

10.1.1	June 9, 2009 Addendum to Employment Agreement of Jane Morlok			10-Q	6/30/09	10.1.1	8/14/09

10.3	Employment Agreement dated June 9, 2009 with Charles Deisback			10-Q	6/30/09	10.3	8/14/09

10.4	Employment Agreement dated June 9, 2009 with Kevin Batcher			10-Q	6/30/09	10.4	8/14/09

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer	E-1
	31.2	Certification of Chief Financial Officer	E-3

Index

32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer	E-5
	32.2	Certification of Chief Financial Officer	E-6

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

November 12, 2009	By:	/s/ Charles Deisbeck
Name: Charles Deisbeck
Title: Chief Executive Officer

November 12, 2009	By:	/s/ Jane Morlok
Name: Jane Morlok
Title: Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended September 30, 2009