Form 10-K/A
period 2006-12-31
BREDA TELEPHONE CORP
filed 2009-12-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

State registrant's revenues for its most recent fiscal year: $8,667,053.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $12,060,734, as of March 1, 2007.  The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the current $394 per share redemption price of the registrant's stock as determined by its board of directors.  In determining this figure, the registrant has assumed that all of its directors and officers and its chief executive officer, chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 31,016 shares of common stock, no par value, at March 1, 2007.

Transitional Small Business Disclosure Format (check one):    Yes ☐   No ☒

EXPLANATORY NOTE

Breda Telephone Corp. ("Breda") is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 which was originally filed with the Securities and Exchange Commission on March 28, 2007 (the "Original 10-KSB") and amended December 20, 2007 (“Amendment No. 1”) to amend the Original 10-KSB by substituting the "Item 7 Financial Information" for the financial statements contained in Item 7 in the Original 10-KSB. Amendment No. 2 substitutes “Item 7 Financial Information” for Item 7 of Amendment No. 1 (being the audited financial statements of Breda for the year ended December 31, 2006) and, more specifically, adds and includes the now unqualified audit opinion of Kiesling Associates LLP.  Other than the addition of the referenced audit opinion, all of the information in the financial statements, and the other information in the Original 10-KSB, remains unchanged and is not otherwise amended hereby.

The original audit opinion was dated May 24, 2007.  The attached unqualified opinion is dated November 17, 2008.  In the attached opinion, the auditors state that in their report dated January 27, 2006 (except for West Iowa Cellular, Inc. and RSA #7, Ltd. described in Note 4, for which the date is August 23, 2007), they had expressed an opinion that they were unable to examine evidence regarding the investment and earnings of RSA No. 9 Limited Partnership.  As of the date of this opinion the auditors were able to obtain audited financial statements for 2005 supporting the Company's investment in RSA No. 9 Limited Partnership as described in Note 4 to the financial statements.

Except with respect to the scope of the opinion, there were no changes to the financial statements for the years ending December 31, 2006 and December 31, 2005.

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

BREDA TELEPHONE CORPORATION
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our report dated January 27, 2006, except for West Iowa Cellular, Inc. and RSA #7, Ltd. described in Note 4, for which the date is August 23, 2007, we expressed an opinion that we were unable to examine evidence regarding the investment and earnings of RSA No. 9 Limited Partnership.  As of the date of this opinion we were able to obtain audited financial statements for 2005 supporting the Company’s investment in RSA No. 9 Limited Partnership as described in Note 4.

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

West Des Moines, Iowa
May 24, 2007, except for West Iowa Cellular, Inc.
and RSA #7, Ltd., for which the date is August 23,
2007, and RSA No. 9 Limited Partnership, for which
the date is November 17, 2008, described in Note 4.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$777,708	$739,741
Marketable securities	643,119	635,409
Accounts receivable, net of allowances of $46,750 and $13,700 in 2006 and 2005, respectively	995,861	952,579
Interest receivable	82,241	107,229
Current portion of note receivable	220,283	144,000
Inventory, at average cost	151,659	122,953
Other	47,440	42,196
Deferred income taxes	12,291	22,794
	2,930,602	2,766,901

OTHER NONCURRENT ASSETS
Marketable securities	6,775,348	5,463,298
Investments in unconsolidated affiliates at equity	7,562,375	5,883,404
Other investments at cost	622,554	790,066
Goodwill	896,812	896,812
Note receivable	-	75,469
	15,857,089	13,109,049

PROPERTY, PLANT AND EQUIPMENT	4,509,149	5,215,291

TOTAL ASSETS	$23,296,840	$21,091,241

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
		(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$175,729	$164,513
Accounts payable	178,331	428,211
Accrued taxes	123,301	378,871
Other	63,417	143,582
	540,778	1,115,177

LONG-TERM DEBT, less current portion	1,139,205	1,314,935

OTHER NONCURRENT LIABILITIES	1,359,628	1,002,858

STOCKHOLDERS' EQUITY
Common stock - no par value, 5,000,000 shares authorized, 31,016 and 31,023 shares issued and outstanding at $394 and $357 stated values, respectively	12,220,304	11,075,211
Retained earnings	8,036,925	6,583,060
	20,257,229	17,658,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,296,840	$21,091,241

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,818,877	$1,877,937
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	960,685	931,294
Deferred income taxes	367,274	50,699
Amortization of investment tax credits	-	(4,701)
Amortization of investment premium/discount - net	97,488	64,521
Equity income in unconsolidated affiliates, net of distributions received of $1,153,057 and $847,902 in 2006 and 2005, respectively	(718,971)	(493,795)
Realized (gain) or loss on sale of property	21,714	(33,444)
Note receivable discount	(814)	(5,609)
Gain on sale of investments - at cost	(1,165,392)	-
Changes in assets and liabilities:
(Increase) Decrease in assets:	(52,245)	(342,586)
Increase (Decrease) in liabilities:	(587,657)	371,513
Net cash provided by operating activities	1,740,959	2,415,829

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390,462)	(1,488,128)
Proceeds from the sale of assets	116,247	53,863
Purchase of marketable securities	(3,177,070)	(1,100,603)
Purchase of equity investments	(960,000)	(403,264)
Purchase of other investments - at cost	(5,978)	(3,340)
Proceeds from the sale of property	-	53,863
Proceeds from the sale of marketable securities	1,755,003	587,190
Proceeds from the sale of other investments - at cost	1,343,701	7,209
Repayment of notes receivable	-	5,000
Net cash used in investing activities	(1,318,559)	(2,288,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(164,514)	(154,013)
Common stock redeemed, net	(2,758)	(52,479)
Dividends paid	(217,161)	(218,190)
Net cash used in financing activites	$(384,433)	$(424,682)

Net Increase or (Decrease) in Cash and Cash Equivalents	$37,967	$(297,063)

Cash and Cash Equivalents at Beginning of Period	739,741	1,036,804

Cash and Cash Equivalents at End of Period	$777,708	$739,741

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments (Continued)

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

The Company uses the reserve method to recognize uncollectible customer accounts.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the 2005 consolidated financial statements to conform with the 2006 presentation.

NOTE 2.	MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006

Held-to-Maturity:
Municipal bonds	$4,687,740	$29,188	$(54,495)	$4,662,433
Government securities	2,730,727	9,981	(45,299)	2,695,409
	$7,418,467	$39,169	$(99,794)	$7,357,842

December 31, 2005

Held-to-Maturity:
Municipal bonds	$4,735,425	$31,136	$(64,618)	$4,701,943
Government securities	1,363,282	1,177	(32,305)	1,332,154
	$6,098,707	$32,313	$(96,923)	$6,034,097

	2006	2005
Amounts classified as:
Current	$643,119	$635,409
Noncurrent	6,775,348	5,463,298
Total	$7,418,467	$6,098,707

The amortized cost and fair value of marketable debt securities at December 31, 2006, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized
	Cost	Fair Value
Due in one year or less	$643,119	$633,028
Due after one year through three years	893,372	886,323
Due after three years through five years	1,450,537	1,435,142
Due after five years	4,431,439	4,403,350
	$7,418,467	$7,357,843

NOTE 3.	NOTE RECEIVABLE

Note receivable consists of the following:

	2006	2005

Desktop Media, L.L.C. - 8.75%	439,974	439,160
Allowance	(219,691)	(219,691)
	220,283	219,469
Less current portion	220,283	144,000
	$-	$75,469

The note with Desktop Media, L.L.C., (Desktop) had an original balance of $500,000 and an original maturity in 2006.  Interest on the note balance accrues at the rate of prime plus 1 percent (prime + 1%) per annum.  The interest rate is adjusted on the anniversary of the note.  The note is shown net of an unamortized discount of $814 at December 31, 2005.  Principal payments of $12,000 plus interest were due the first of each month beginning May of 2003 and were due each month thereafter until paid in full.  On September 17, 2003, the Company signed a principal deferral agreement with Desktop to defer principal payments due in the months of September through December 2003.

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

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

		2005
	2006	(Restated)

Alpine Communications, L.C.	$2,064,675	$1,849,883
West Iowa Cellular, Inc.	1,321,626	1,084,694
RSA #1, Ltd.	1,204,368	1,084,056
RSA #7, Ltd.	451,619	356,856
RSA #9, Ltd.	769,064	920,170
Desktop Media, L.L.C.	-	-
Quad County Communications	56,068	60,341
Carroll County Wireless, L.L.C.	63,038	62,329
Guthrie Group, L.L.C.	54,619	57,612
Bug Tussel, L.L.C.	617,298	407,463
Spiralight, L.L.C.	960,000	-
	$7,562,375	$5,883,404

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

	Alpine Communications, L.C.
		2005
	2006	(Restated)

Assets	$19,104,618	$19,071,667
Liabilities	8,205,197	9,404,785
Equity	$10,899,421	$9,666,882

Revenues	$7,614,739	$7,371,191
Expenses	5,327,827	5,148,710
Net Income	$2,286,912	$2,222,481

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

	Desktop Media, L.L.C.
		2005
	2006	(Restated)

Assets	$516,434	$541,973
Liabilities	1,926,356	1,821,559
Equity	$(1,409,922)	$(1,279,586)

Revenues	$2,230,723	$2,273,744
Expenses	2,443,209	2,493,224
Net Income	$(212,486)	$(219,480)

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

	Quad County Communications
		2005
	2006	(Restated)

Assets	$174,882	$188,842
Liabilities	6,677	7,818
Equity	$168,205	$181,024

Revenues	$24,088	$12,250
Expenses	51,831	52,047
Net Income	$(27,743)	$(39,797)

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

2006
	Carroll County	Guthrie
	Wireless, L.L.C.	Group, L.L.C.

Assets	$189,113	$163,856
Liabilities	-	-
Equity	$189,113	$163,856

Revenues	$29,685	$3,089
Expenses	27,559	12,069
Net Income	$2,126	$(8,980)

2005 (Restated)
	Carroll County	Guthrie
	Wireless, L.L.C.	Group, L.L.C.

Assets	$186,987	$181,618
Liabilities	-	8,782
Equity	$186,987	$172,836

Revenues	$11	$-
Expenses	8,604	4,319
Net Income	$(8,593)	$(4,319)

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

	Bug Tussel, L.L.C.
		2005
	2006	(Restated)

Assets	$9,671,295	$4,892,164
Liabilities	4,740,197	2,035,188
Equity	$4,931,098	$2,856,976

Revenues	$8,351,715	$2,814,063
Expenses	5,966,644	1,946,990
Net Income	$2,385,071	$867,073

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

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2006	2005

NECA Services, Inc. - stock	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	178,616	182,193
Rural Telephone Bank - stock	-	165,789
Iowa Network Services - stock	78,705	78,705
NRTC Patronage Capital - certificates	54,233	52,379
Other	11,000	11,000
	$622,554	$790,066

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

NOTE 5.	GOODWILL

Goodwill consists of the following:

	2006	2005

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	-	-
Goodwill impairment	-	-
Balance, end of year	$896,812	$896,812

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets.  As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2006 and 2005.

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2006	2005

Telephone plant in service:
Land	$41,508	$41,508
Buildings	1,412,256	1,588,518
Other general support assets	1,713,384	1,708,212
Central office assets	4,028,301	3,965,624
Cable and wire facilities	4,870,035	4,670,268
Other plant and equipment	991,668	902,127
	13,057,152	12,876,257

Cable television plant in service:
Land	$8,846	$11,661
Buildings	132,673	132,673
Other plant and equipment	222,146	159,304
Towers, antennas and head end equipment	1,603,930	1,592,410
Cable and wire facilities	1,573,544	1,573,544
Franchises	30,092	30,092
	3,571,231	3,499,684

Total property, plant and equipment	16,628,383	16,375,941
Less accumulated depreciation	12,119,234	11,202,573
	4,509,149	5,173,368
Plant under construction	-	41,923
	$4,509,149	$5,215,291

Telephone cable and wire facilities of approximately $688,000 and cable television head end equipment of approximately $506,000 were fully depreciated in 2006.  Depreciation on depreciable property resulted in composite rates of 5.8% and 5.9% for 2006 and 2005, respectively.

NOTE 7.	INCOME TAXES

Income taxes reflected in the Consolidated Statements of Income consist of the following:

		2005
	2006	(Restated)

Federal income taxes:
Current tax expense	$1,208,959	$596,898
Deferred tax expense	275,838	35,264
Amortization of investment tax credits	-	(4,701)
State income taxes:
Current tax expense	324,399	226,455
Deferred tax expense	91,436	15,435
Total income tax expense	$1,900,632	$869,351

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

		2005
	2006	(Restated)

Deferred tax liabilities
Federal	$1,156,574	$894,953
State	356,426	276,287
Total deferred tax liabilities	1,513,000	1,171,240

Deferred tax assets
Federal	(125,259)	(143,679)
State	(40,404)	(47,497)
Total deferred tax assets	(165,663)	(191,176)

Net deferred tax liabilities	$1,347,337	$980,064

Current portion	$(12,291)	$(22,794)
Long-term portion	1,359,628	1,002,858
Net deferred tax liability	$1,347,337	$980,064

The tax provision differs from the expense that would result from applying the federal statutory rates to income before income taxes as the result of state income taxes, tax exempt interest, dividends received deduction, and the amortization of investment tax credits.

Cash paid for income taxes and estimated income taxes for 2006 and 2005 totaled $1,798,064 and $679,800, respectively.

NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

			2005
	2006		(Restated)

Statutory federal income tax rate	34.0%		34.0%
State income taxes, net of federal benefit	10.1%		10.1%
Amortization of investment tax credits	-%		(0.1	) %
Dividends received deduction	(0.6	) %	(1.5	) %
Tax exempt interest	(3.7	) %	(5.0	) %
Other	0.5%		(5.9	) %
Effective income tax rate	40.3%		31.6%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and Tele-Services, Ltd. for income tax purposes.  For financial reporting purposes, income taxes are presented as if each member of the consolidated group were a separate taxpayer.

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

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
	Exchange		Service
2006	Carrier	Broadcast	Provider	Total

Revenues and sales	7,315,068	724,957	627,028	$8,667,053
Interest income	372,967	16,385	2,210	391,562
Interest expense	108,774	-	-	108,774
Depreciation and amortization	668,691	144,894	147,100	960,685
Income tax expense (benefit)	2,035,978	(132,002)	(3,344)	1,900,632
Segment profit (loss)	3,510,729	(184,972)	(506,880)	2,818,877
Segment assets	21,416,179	748,796	1,131,865	23,296,840
Expenditures for segment assets	246,657	71,548	72,257	390,462

2005 (Restated)

Revenues and sales	$6,063,713	$803,561	$579,063	$7,446,337
Interest income	446,657	14,924	801	462,382
Interest expense	105,409	-	-	105,409
Depreciation and amortization	644,533	187,918	98,843	931,294
Income tax expense (benefit)	1,000,148	(118,130)	(12,667)	869,351
Segment profit (loss)	2,382,331	(193,859)	(310,535)	1,877,937
Segment assets	19,091,355	826,904	1,172,982	21,091,241
Expenditures for segment assets	738,485	206,885	542,758	1,488,128

NOTE 10.	NET INCOME PER COMMON SHARE

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

NOTE 17.	CHANGE IN ACCOUNTING METHOD (Continued)

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

BREDA TELEPHONE CORP.

Date: December 14, 2009	By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer

	By:	/s/ Jane Morlok
Jane Morlok, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: December 14, 2009		Date: December 14, 2009

By:	/s/ Rick Anthofer	By:	/s/ Dr. Dan McDermott
	Rick Anthofer, Treasurer and Director		Dr. Dan McDermott, Director
	Date: December 14, 2009		Date: December 14, 2009

By:	/s/ Clifford Neumayer	By:	/s/ Dean Shettler
	Clifford Neumayer, Director		Dean Shettler, Director
	Date: December 14, 2009		Date: December 14, 2009

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok
	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: December 14, 2009		Date: December 14, 2009

By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer
Date: December 14, 2009

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