Form 10-K
period 2009-12-31
BREDA TELEPHONE CORP
filed 2010-03-31
CIK 1084448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 0-26525
____________________

BREDA TELEPHONE CORP.
(Exact name of registrant as specified in its charter)

____________________

Iowa	42-0895882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 East Main, P.O. Box 190, Breda, Iowa	51436
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (712) 673-2311

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, no par value

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,692,252 as of June 30, 2009. The registrant's stock is not listed on an exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the $547 per share redemption price of the registrant's stock as determined by its board of directors and that was in effect on June 30, 2009.  In determining this value, the registrant has assumed that all of its directors and officers, including its chief executive officer, chief operations officer and chief financial officer, are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2010 was 26,032 shares of Class A and 4,819 shares of Class B.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2010 annual meeting of the shareholders of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

BREDA TELEPHONE CORP.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

Index

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA

Various discussions and statements in this annual report are or contain forward looking statements that express Breda's current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "strategy," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a rapidly changing industry such as the communications industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain credit, market, regulatory, and other economic circumstances in existence at the time of the preparation of this annual report.  Breda disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Breda cannot guarantee Breda's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include all of the various factors, risks and uncertainties discussed in Item 7 and elsewhere in this annual report and the following:

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

(i)

Index

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

•	economic conditions at the national, regional and local levels, which are always somewhat uncertain given that many different tangible and intangible factors and occurrences can affect the economy;

•	political conditions and occurrences at the international, national, regional and local levels, including rumors about, or threats and/or acts of, terrorism or war;

•	the general emotions and psychology of the economy, the markets and consumers, which can at times seem to be totally unrelated to actual economic or market conditions or other more tangible factors;

•	litigation;

•	inaccurate assumptions or predictions by management;

•	the ability to enter into and maintain agreements which are necessary to provide services, and on terms which are favorable to Breda;

•	ever increasing costs and expenses which are necessary to Breda's and its subsidiaries' businesses but which are outside of Breda's control, such as health and other insurance costs;

•	new third parties entering into Breda's or any of its subsidiaries' marketing or service areas;

(ii)

Index

•
acts or omissions of existing and/or new competitors and other third parties, including offering lower prices or new or substitute products or services and their use of new marketing strategies and approaches;

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

Breda may have obtained industry, market, competitive position and other data used in this annual report or in Breda's general business plan from Breda's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Breda attempts to utilize third party sources of information which Breda believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for an industry may present information in a manner that is more favorable to that industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

(iii)

Index

PART I

Item 1.	Business.

General Overview.

Breda Telephone Corp. is an Iowa corporation with its principal offices in Breda, Iowa.  Breda was incorporated in 1964 to provide local telephone services to Breda, Iowa and the surrounding rural area.

Breda's principal business is providing telephone services.  Telephone services are also provided by three of Breda's wholly owned subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and BTC, Inc.  A total of eight Iowa towns and their surrounding rural areas currently receive telephone services from Breda, Prairie Telephone, Westside Independent or BTC, Inc.

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

Breda Telephone Corp. owns approximately 66.67% of the outstanding membership units of Carroll County Wireless, LLC.  Carroll County Wireless, LLC holds the PCS spectrum for nearly all of Carroll County, Iowa.  PCS spectrum is bandwidth allocated by the Federal Communications Commission which can be used in the transmission of voice, data and television communications.  Carroll County Wireless, LLC's revenues are derived from fees paid to it under roaming agreements through i wireless agreements with other wireless carriers.  Carroll County Wireless, LLC is an Iowa limited liability company that was organized in 2000.

Tele-Services, Ltd. is also a wholly owned subsidiary of Breda.  Tele-Services provides cable television services to six towns in Iowa. Tele-Services is an Iowa corporation that was incorporated in 1983.

Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

Index

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

The primary services of Breda, Prairie Telephone, Westside Independent and BTC, Inc. are providing their subscribers with basic local telephone service and access services for long distance calls outside the local calling area.  As of December 31, 2009, they were serving approximately 3,351 telephone numbers and related access lines.  Breda, Prairie Telephone and Westside Independent derive their principal revenues from providing those services.

BTC, Inc.'s principal revenue sources in 2009 were from providing Internet services, conference bridge services, long distance services, basic local telephone service and access services for long distance calls outside of BTC, Inc.'s Carroll, Iowa local calling area.  BTC, Inc. provides Internet services and long distance services for its own customers and for the customers of Breda, Prairie Telephone and Westside Independent.

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

Index

The results of operations of Carroll County Wireless, LLC are included in Breda's consolidated financial statements because Breda  owns approximately 66.67% of the outstanding membership units of Carroll County Wireless, LLC.  Carroll County Wireless, LLC revenues are derived from fees paid to it under roaming agreements through i wireless agreements with other wireless carriers.  Those revenues are included in Breda's financial statements under the local exchange carrier services segment.

On January 7, 2010, the FCC approved the transfer of a portion of Prairie Telephone's Yale, Iowa exchange to Panora Communications Cooperative.  Under the terms of the transaction negotiated in 2009, Panora Communications Cooperative will acquire the assets –approximately 35 access lines, associated plant, and customer accounts—in a 2.1 square mile area on the north side of Lake Panorama, near Panora, Iowa.  Panora Communications Cooperative already provides cable television and wireless Internet to these customers.  This transaction is not material to Breda’s financial statements.  Breda anticipates that this transaction will be finalized in the second quarter of 2010.

Broadcast Services

Tele-Services owns and operates the cable television systems in the following six Iowa towns:

• Arcadia	• Auburn	• Breda
• Farragut	• Macedonia	• Westside

Tele-Services at one time provided cable television services to a total of 18 Iowa towns and to Beaver Lake, Nebraska.

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

Tele-Services provided cable television services to customers in a total of 12 towns in Iowa and one town in Nebraska from January 1, 2009 through June 30, 2009.  Tele-Services sold seven of its southern Iowa cable TV systems and its cable system for Beaver Lake, Nebraska on July 1, 2009, and Tele-Services bought the cable television system in Breda's Macedonia, Iowa telephone exchange effective on August 1, 2009.  Tele-Services was therefore providing cable television services in six Iowa towns as of the date of this annual report.

Index

Tele-Services was providing cable television services to approximately 619 subscribers as of December 31, 2009.

Tele-Services derives its principal revenues from the monthly fees which are charged to its cable subscribers for basic and premium cable services.

Tele-Services provides cable services to each of the towns pursuant to franchises or agreements with each of those towns.

Internet Service Provider

BTC, Inc. provides dial-up and high speed Internet access services to its customers and to customers of Breda, Prairie Telephone and Westside Independent.  BTC, Inc. was providing dial-up Internet access to approximately 284 subscribers as of December 31, 2009.  Of that amount, approximately 175 were subscribers from BTC, Inc.'s Carroll, Iowa market area.  The area served by BTC is currently limited to Carroll, Iowa and various communities surrounding Carroll, Iowa.  BTC, Inc. was providing satellite, wireless and DSL-related, high speed Internet to approximately 1,225 customers as of December 31, 2009.

Miscellaneous Business

Revenues are also generated from sales of cellular phones and related service packages, which are made pursuant to Breda's September 1, 1999 agency agreement with U.S. Cellular.  The agreement allows Breda to sell cellular phones and related packages to the public, and Breda receives commissions on those sales. The agency agreement provides that it automatically renews for a period of one year on each September 1, unless either Breda or U.S. Cellular gives the other written notice of nonrenewal at least 30 days before the end of the current one-year term, but subject to immediate termination if there is a material breach of the agency agreement.  Breda anticipates that a new agency agreement will need to be entered into with U.S. Cellular at some point.  Breda is hopeful, however, based on its past negotiations with U.S. Cellular, that any new agreement will, at worst, have a neutral impact on Breda's cellular commissions revenue.

Breda had two cellular phone retail outlets in the Carroll, Iowa market, which were located at Breda's and BTC, Inc.'s office in Carroll, Iowa and the Wal-Mart store in Carroll, Iowa.  On February 22, 2008, Breda combined its Wal-Mart retail outlet with its Carroll office outlet when Wal-Mart moved its former operations to a new Super Walmart store at the edge of Carroll.  Breda was informed that Super Walmart space allocations would only allow for the corporate cellular account, which is a competing service provider to Breda’s U.S. Cellular service.  Breda has not experienced a slowdown in its cellular traffic because it expanded its office hours in its Carroll office outlet.

Index

Breda and some of its subsidiaries have investments in other entities which are involved in various aspects of the telecommunications industry.

For example, Prairie Telephone holds approximately 33.33% of the units of Guthrie Group, L.L.C.  Guthrie Group, L.L.C. holds spectrum for providing personal communications services in some telephone exchange areas located in Guthrie County, Iowa, and Guthrie Group, L.L.C. turned up its tower to receive roaming traffic on March 24, 2006.   Spectrum is bandwidth allocated by the FCC which can be used in the transmission of voice, data and television communications.

As noted previously, Breda Telephone owns approximately 66.67% of Carroll County Wireless, LLC, and Carroll County Wireless, LLC holds spectrum for nearly all of Carroll County, Iowa.  Carroll County Wireless, LLC turned up its initial tower to accept roaming traffic in January, 2006.

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

Prairie Telephone also owns .67% of Iowa Network Services' outstanding common stock and .38% of its preferred stock.  Westside Independent owns .45% of Iowa Network Services' outstanding common stock and .28% of its preferred stock.

Breda is an investor in RSA #9, Ltd. and West Iowa Cellular, Inc.  Westside Independent is also an investor in West Iowa Cellular, Inc.   West Iowa Cellular, Inc. and RSA #9, Ltd. provide cellular services in rural areas in southern and central Iowa.

Breda owns 22.26754% of the membership interests in Alpine Communications, L.C., which provides telecommunications and local access services, long distance service, and cable television service in service areas located primarily in Clayton County in northeastern Iowa.

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

Index

Solix, Inc. has, however, attempted to diversify its business.  For example, Solix, Inc. serves the telecommunications industry through contracts with the Universal Service Administrative Company for support of the federal schools and libraries and rural health care universal service programs.  As another example, Solix, Inc. also provides services to various agencies of both the state and federal governments, and more than half of Solix, Inc.'s business in 2009 involved the direct administration of government contracts.

Effective January 15, 2009, Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all unit holders in various other telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC., whereby Prairie Telephone and the other holders received units in Hilbert Communications, LLC in exchange for the units they owned in the various telecommunications entities.  The following companies became wholly-owned subsidiaries of Hilbert Communications pursuant to this transaction:  Bug Tussel Wireless, LLC; Spiralight Network, LLC; Intelegra, LLC; Dakota Wireless, LLC; Michigan Wireless, LLC; and JustKake Investments, LLC.  The transfers of ownership of Dakota Wireless Group, LLC and JustKake Investments, LLC are subject to FCC approval, and which such approval had not been received as of December 31, 2009.  Therefore, the holders of the units of Dakota Wireless Group, LLC and JustKake Investments, LLC have not exchanged those units for units in Hilbert Communications and are not considered subsidiaries of Hilbert Communications as of December 31, 2009.  Prior to the transaction with Hilbert Communications, Prairie Telephone owned approximately 9.94% of the units of Bug Tussel Wireless, LLC and approximately 35.29% of the interests in Spiralight Network, LLC.  Prairie Telephone owned 6.32% of the outstanding units of Hilbert Communications, LLC as of the date of this annual report.

Breda's share of the earnings or losses of some of the above investments is reported on Breda's income statement on the equity basis.   Some of the investments may be a source of cash flow for Breda, Prairie Telephone and Westside Independent through distributions which may be made by the entities.  Breda, Prairie Telephone and Westside Independent do not, however, control any distribution decisions for any of those entities, so no distributions are ever guaranteed, and the timing and amount of any distributions will likely vary greatly from year to year.

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

Index

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

Index

•
The IUB has designated Breda, Prairie Telephone and Westside Independent as "eligible telecommunications carriers."  This designation allows them to receive the universal services funding component of the support payment funding program administered by the Federal Communications Commission.  The 1996 Telecom Act mandated goals of universal service to promote the availability of quality services at just, reasonable, and affordable rates; increasing access to advanced telecommunications services throughout the nation; and advancing the availability of such services to all consumers, including those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to those charged in urban areas.  Four funding programs within universal services funding are broken out to meet these goals:  High Cost; Schools and Libraries; Low Income; and Rural Healthcare.  Breda, Prairie Telephone and Westside Independent were able to obtain the eligible telecommunications carrier designation because they are able to provide the services which are supported by the Universal Services Fund.  Although not anticipated to occur, their designation as an eligible telecommunications carrier could be lost if they fail to provide the services supported by the universal services program, which would result in them no longer being able to receive universal services funding.  Those services are, however, currently only the basic local telephone services provided by Breda, Prairie Telephone and Westside Independent. They received universal services funding of approximately $1,030,599 in the aggregate in 2007, $1,020,202 in the aggregate in 2008, and $780,311 in the aggregate in 2009.  Breda anticipates receiving High Costs program and Low Income program universal services funding in 2010 in an amount comparable to that received in 2009.

BTC, Inc. has been designated as an eligible telecommunications carrier by the IUB.  Since BTC, Inc. is a competitive local exchange carrier in the Carroll, Iowa market, however, it is only eligible to receive High Cost universal service funds if the incumbent local exchange carrier receives those funds.  The incumbent local exchange carrier is Qwest, and Qwest does not receive universal service funding for the Carroll, Iowa market.  BTC, Inc. is therefore not eligible for the High Cost universal service funding program.  BTC is, however, able to be reimbursed for the Low Income universal service funding program, and received reimbursements of $1,289 in 2009.

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

Index

Breda, Prairie Telephone, Westside Independent and BTC, Inc. are also subject to regulation by the Federal Communications Commission ("FCC").  The material areas of regulation by the FCC are as follows:

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

•
The FCC regulates the amount of support payment funding that will be received by Breda, Prairie Telephone and Westside Independent.  A material risk to Breda arises from the regulation of support payment funding by the FCC since support payment funding constitutes a substantial part of Breda's revenues.  The FCC regulates support payment funding primarily by targeting how the support payment funding received from the National Exchange Carriers Association and the Universal Service Administrative Company will be allocated among the various possible recipients of the funding.  The allocation may vary from year to year depending on the FCC's determination, and it is not possible to predict how the FCC will allocate the support payment funding in any year.  The amount of support payment funding received by Breda, Prairie Telephone and Westside Independent will therefore vary from year to year.  For example, they received, in the aggregate, support payment funding of $1,873,353 in 2007, $1,812,971 in 2008, and $1,442,102 in 2009.  Those amounts include the amount of the universal services funding component which is listed in the above discussion regarding the IUB.  BTC, Inc. is not eligible to be a member of the National Exchange Carriers Association because, among other reasons, BTC, Inc. is not an incumbent local exchange carrier.  BTC, Inc. therefore does not receive support payment funding from the National Exchange Carriers Association.

Index

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

Carroll County Wireless, L.L.C. is regulated by the FCC through its Wireless Telecommunications Bureau.  The Wireless Telecommunications Bureau issues radio station authorization in the form of licenses for the PCS spectrum on which Carroll County Wireless, L.L.C. is authorized to operate.

Competitive Position and Factors Affecting Breda's Operating Performance

Breda believes that a number of industry and company-specific factors are affecting and will continue to affect Breda's competitive position and results of operations.  These factors include the following:

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

Breda's strategic responses to these trends have included efforts to introduce and provide enhanced local services and additional services like voice mail, dial-up and DSL Internet access, long distance services, and to provide cellular services through its agency agreement with U.S. Cellular.  Breda also seeks to maximize its telecom industry offerings by partnering with surrounding telephone companies in wireless service ventures and through investment in cellular partnerships within the state of Iowa and surrounding states.  Breda has also undertaken to compete with Qwest for voice, long distance, and Internet service customers in the county seat of Carroll, Iowa.

Index

•	The effect on Breda's revenues from current and potential future changes in access rate regulation at the state and federal levels and in universal services funding by the FCC.

The IUB reduced intrastate access rates by 2.7 cents per minute effective February 7, 2009.  Discussions to reduce interstate access rates and to reduce and revamp universal services funding also continue at the federal level at the FCC.

•
The effect on Breda's revenues from rate and pricing structure caused by the competition of multiple providers in the Carroll, Iowa market.  The incumbent local exchange carrier (Qwest), the local cable TV provider (Mediacom) and additional outside competitors in that market have all partnered with telecommunication providers that can bring additional service components to complete a bundled service offering to the customer in what is known in the industry as the "triple play".  Customers receive local phone service, blocks of long distance service minutes, Internet services, and broadcast services (cable TV or satellite TV) for a competitive price.

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer high-speed Internet services, in addition to its voice, and long distance.  The switching capabilities allow Breda to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community by no longer needing to lease access lines from Qwest to provide services.  Breda’s subsidiary, BTC, Inc. commenced construction of a fiber to the home project in Carroll, Iowa in September, 2009.  The project will allow BTC, Inc. to provide an advanced telecommunications network and video services through fiber optic technology directly to homes and businesses in Carroll, Iowa.  The funds for the construction project will be primarily provided by a $10,000,000 loan for the project from the Rural Utilities Service.  Breda anticipates that the construction will take approximately two years.

Breda will modify its package offerings and pricing structures as it rolls out the advanced services in Carroll, Iowa, which is expected to begin in third quarter 2010.

•
The effect on Breda's revenues from decreased customer counts for dial-up Internet as well as cable TV services.  Competition and bundled services, declining population bases in some of Breda's and its subsidiaries' rural service areas, and cost of technology upgrades play a role in the competition for and retention of customers.  Breda discontinued its cable TV services in third quarter 2008 in three Iowa towns, and Breda sold its cable TV systems in eight towns in July 2009.

Index

•
The effect on Breda's revenues from decreased access revenue caused by a decrease in the number of long distance calls originating from, or terminating to, an access line in one of Breda's telephone exchanges.  The proliferation of wireless phone usage, and the designation of new technology by the FCC as data services, instead of voice services, have both decreased the "minutes of use" on Breda's networks, which results in less access revenue, and caused the industry access payment structure to be renegotiated by the new technology providers and wireless providers.

A more detailed discussion of some of the above factors is included in Item 7 of this annual report.

Service Marks

Breda has registered the mark "W.I.N. Western Iowa Networks" with the United States Patent and Trademark Office, and Breda and its subsidiaries have all conducted their businesses under the names "W.I.N." or "Western Iowa Networks" since the second quarter of 2001.  Breda's use of the mark and related logos is intended to create an integrated, unified marketing approach for all of the products and services of Breda and its subsidiaries and to increase awareness of those products and services.

Employees

As of December 31, 2009, Breda had 32 full time employees and 1 part time employee.  Breda employs all of those employees, but those employees also provide the labor and services for Prairie Telephone, Westside Independent, Tele-Services and BTC, Inc. The salaries and other costs and expenses of the employees are allocated among Breda and its subsidiaries based on time sheet allocations.  There currently are not any collective bargaining or other labor agreements with any of Breda's employees, and only three of Breda's employees have written employment agreements.  Those employment agreements were with the chief executive officer, the chief operations officer and the chief financial officer of Breda.  Breda may utilize part-time employees on an as needed basis.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 1B.	Unresolved Staff Comments.

This Item is not applicable to smaller reporting companies such as Breda.

Index

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

•
There is a building attached to Breda's corporate office building which serves as Breda's central office building.  The building houses equipment used to switch, record and transmit telephone calls.  This type of equipment is sometimes referred to in the industry as "central office equipment."  The equipment is used in providing telephone services to Breda and the surrounding rural area.  The building has approximately 960 square feet.  As noted, Breda's corporate office building is also located on a portion of this real estate.

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

Index

Prairie Telephone owns or leases the following real estate:

•	Prairie Telephone's corporate offices are located in Breda's corporate office building at 112 East Main, Breda, Iowa.

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

•	Prairie Telephone owns the real estate and a second building located at 500 Washington Street, Pacific Junction, Iowa. The storage building is used to house cable supplies.

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

Index

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

Carroll County Wireless, LLC does not own any real estate or buildings.  The limited administrative services required for Carroll County Wireless, LLC are conducted at the administrative building used by Breda and its subsidiaries at 112 East Main, Breda, Iowa.

Tele-Services owns buildings located in six different towns which house some equipment used to receive, descramble and transmit television signals.  The equipment is sometimes referred to in the cable industry as "head-end equipment."  The buildings each have approximately 150 square feet.  Tele-Services' buildings are located on real estate in each of the towns which is either owned by Tele-Services or is made available to Tele-Services under its franchise or other agreement with the town in question, but Tele-Services' use of some of the real estate is pursuant to an oral agreement.  Some of the real estate is owned by the towns. Tele-Services pays a very nominal consideration for the use of some of the real estate, but in some cases Tele-Services is not required to pay any consideration. Tele-Services does not believe it will be difficult or cost prohibitive to obtain other real estate for the buildings or the equipment, if that becomes necessary for some reason.

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

Index

Breda, Prairie Telephone, Westside Independent, Tele-Services, and BTC, Inc. also hold various easements for their various telephone and cable lines and other property.  Some of those easements are on or across real estate of the cities, while others are on or across private property.

Breda paid all of its obligations under its loan agreements with the Rural Telephone Finance Cooperative on April 30, 2009.  Given that fact, all of the real estate and other assets of Breda, Prairie Telephone, Westside Independent and Tele-Services were released from the mortgages and security agreements that had been given by those corporations to the Rural Telephone Finance Cooperative to stand as security and collateral for those loans from the Rural Telephone Finance Cooperative.

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

As discussed in Breda's Form 10-Q for the quarter ended September 30, 2009, BTC, Inc. filed a collection action suit against Sprint Communications, L.P. on October 29, 2009 in the United States District Court, Northern District of Iowa Central Division.  The suit was filed because Sprint has not paid the carrier switched access charges billed to Sprint since October 1, 2007.  The amount of such charges as of December 31, 2009 was $2,137,500.

Item 4.	RESERVED.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Breda's authorized stock consists of 5,000,000 shares of Class A Common Stock, no par value, and 5,000,000 shares of Class B Common Stock, no par value.  The Class A Common Stock is comprised of three series, consisting of 4,968,984 shares of Series 1 Class A Common Stock, 30,959 shares of Series 2 Class A Common Stock, and 57 shares of Series 3 Class A Common Stock.  As of March 1, 2010, Breda had the following outstanding shares of stock:  (i) 2,827 shares of the Series 1 Class A Common Stock, which were held by 76 different shareholders; (ii) 23,158 shares of the Series 2 Class A Common Stock, which were held by 514 different shareholders; (iii) 47 shares of the Series 3 Class A Common Stock, which were held by 19 different shareholders; and (iv) 4,819 shares of Class B Common Stock, which were held by 133 different shareholders.

Index

Breda had a total of 684 shareholders as of March 1, 2010.  Some of the shareholders own shares of more than one of the series of the Class A Common Stock, and that is why the total number of shareholders noted in the preceding paragraph exceeds 684.  The determination of the number of shareholders is based upon the number of record holders of the shares as reflected in Breda's internal stock records.

Breda's common stock is not listed on any exchange, and there is no public trading market for Breda's common stock.  An investment in Breda's common stock is also not a liquid investment because the Articles of Restatement of Breda establish various restrictions and conditions on the issuance and ownership of, and on the transfer of, shares of its stock.

For example, Breda has the first right and option to purchase any or all of the shares of the Class A Common Stock or the Class B Common Stock of any shareholder which are the subject of any assignment.  An "assignment" for this purpose means any sale, transfer, assignment, gift, bequest or other disposition or conveyance of any shares of stock, whether voluntarily or involuntarily or by operation of any process of law, or otherwise, and whether or not for any value or consideration.  An assignment includes, for example, an assignment occurring in connection with the death of a shareholder who is an individual, the dissolution of a shareholder which is an entity, the bankruptcy or insolvency of a shareholder, or the exercise of any rights by any creditor of a shareholder.  The purchase price payable by Breda if Breda determines to exercise its right to purchase any shares of the Class A Common Stock or the Class B Common Stock in connection with any assignment other than a voluntary sale of shares is the fair value of the shares as determined by the board of directors, in its sole discretion..  The purchase price payable by Breda if the assignment is a voluntary sale of the shares by a shareholder for value will be the amount of the purchase price payable by the proposed transferee in the sale.  Breda also has the right and option to purchase any or all of the shares of the Series 1 Class A Common Stock if the holder of the shares ceases to be an eligible telephone subscriber.  The purchase price in this circumstance is the fair value of the shares as determined by the board of directors, in its sole discretion.  Breda will pay the purchase price for any shares purchased by Breda within 90 days of the date of Breda's written notice to the shareholder of Breda's exercise of its right and option to purchase the shares.

The board of directors had historically established the purchase price at approximately 75% of the book value of Breda, but the board began to establish the purchase price at approximately 70% of the book value of Breda in 2002.

Index

The board of directors has historically made this determination once per year, in March, April or May, based upon Breda's then most recent year-end financial statements. Breda's fiscal year ends on December 31.  The price is then generally announced and becomes effective at the annual shareholders meeting for that year. The purchase price then generally applies until the board of directors makes a new determination and announces the new purchase price at the next annual shareholders meeting.  The board of directors has, however, departed from its historical practice on a couple of occasions, primarily in connection with the sale of assets in a transaction which was material to Breda.  Beginning with the fiscal year ended December 31, 2006, the board of directors determined to notify shareholders of the established purchase price by letter sent with any dividend payments on or before each April 1st.  The new purchase price consequently becomes effective on or around April 1st of each year instead of the annual meeting date.

Under this approach, the issuance price and redemption price in 1995, 1996, 1997, 1998 and 1999 was, respectively, $27, $31, $41, $64 and $82.

The board of directors departed from its historical practice on November 2, 1999, by adopting a resolution fixing the purchase price at $149 per share. The $149 amount was not based on Breda's book value, but rather was roughly based upon the average sales price of $150.58 per share in the auction that was held in October of 1999.  The auction is discussed below.  The board of directors took that action because it believed the referenced auction provided it with a basis to make a more current determination on this issue.  The board of directors also believed that it was appropriate to make a new determination of the purchase price given the sale of Breda's direct broadcast satellite operation on January 11, 1999. The sale of that operation resulted in a pre-tax gain of $7,436,415.  The sale was not included in Breda's books until the first quarter of 1999, and was therefore not included in the 1998 year-end financial statements which had been utilized by the board of directors in establishing the $82 purchase price in early 1999.

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

The board of directors determined to again depart from its historical practices on this issue, however, at a meeting of the board of directors held on June 12, 2000.  At that meeting, the directors adopted a resolution fixing Breda's purchase price for shares of its common stock at $235 per share.  The board of directors took this action because it believed that it was appropriate to make a new determination of the purchase price to reflect the receipt by Prairie Telephone of most of the net after-tax proceeds of the sale by Prairie Telephone of its shares of stock in Central Iowa Cellular, Inc.  The $235 per share amount was determined by taking approximately 75% of the then net after-tax proceeds of the sale on a per share basis and adding that figure to the last determined purchase price of $180 per share.  The shareholders of Breda were notified of the increase in the purchase price from $180 to $235 per share by letter dated June 14, 2000.

Index

At the time the board made its determination on June 12, 2000, Prairie Telephone had received approximately $5,108,280, before taxes, and it was estimated that Prairie Telephone would retain approximately $3,147,676 of that amount, after taxes.  For purposes of determining the new purchase price discussed above, Prairie Telephone's basis in its 3,000 shares of common stock of Central Iowa Cellular, Inc. of approximately $206,770 was deducted from the after-tax amount of $3,147,676.

The board of directors has followed Breda's historical practices since that time, by announcing a new purchase price of:

•	$258 per share at the May 16, 2001 annual meeting of the shareholders,

•	$280 per share at the May 21, 2002 annual meeting of the shareholders,

•	$303.00 per share at the May 20, 2003 annual meeting of the shareholders,

•	$326 per share at the May 18, 2004 annual meeting of the shareholders,

•	$357 per share at the May 17, 2005 annual meeting of the shareholders,

•	$394 per share, by letter to the shareholders dated July 12, 2006,

•	$457 per share, by letter to the shareholders dated April 2, 2007,

•	$509 per share, by letter to the shareholders dated April 1, 2008, and

•	$547 per share, by letter to the shareholders dated April 1, 2009.

The per share amount was established based upon Breda's book value as reflected in its most recent year-end financial statements, consistent with Breda's historical practices, except that, since 2002 and until March 18, 2010, the purchase price has been set at approximately 70% of the book value.

The increase in the purchase price from $394 per share to $457 per share which was announced by the April 2, 2007 letter to the shareholders was primarily the result of Breda's receipt of $1,336,000 for the redemption of its 1,336 shares of Class C stock in the Rural Telephone Bank.  Breda's pre-tax gain was approximately $1,170,211 and its after tax gain was approximately $698,946.

Index

Breda's board established a new purchase price of $587 per share at a meeting held on March 18, 2010. The board followed Breda's historical practices in this regard, with the exceptions that the purchase price was made effective on March 18, 2010, and was set at 69% of book value, instead of 70% of book value. The board determined to utilize 69% of book value, rather than 70%, based on the fact that Breda experienced a decrease of approximately $370,869 in universal service and NECA pool reimbursements during 2009, and Breda believes these amounts to be permanent decreases in revenue sources that will in fact continue to decrease in future years.

The board of directors currently intends to continue to address this issue on an annual basis consistent with the above described historical practices, except that the board of directors may determine to lower the percentage of book value on which the purchase price is based and to depart from those historical practices again in the future in the event of the occurrence of what the board of directors believes are material or significant events.

The purchase price as determined by the board of directors has increased from $27 per share in 1995 to the current $547 per share amount described above.  Breda does not believe that the amount of this increase is indicative of potential future increases, however, in particular given that:

•	The referenced increase was due primarily to three "one-time" material events, and

•
Breda does not currently foresee any material increase in revenues from its or any of its subsidiaries' normal and ordinary course business operations, and, in fact, sees continuing and material downside pressure on, and reductions in, those revenues.

Since there is no public trading market or any other principal market for Breda's common stock, sales of common stock to other shareholders and repurchases of common stock by Breda currently are the primary methods for a shareholder to be able to sell the shareholder's shares.  Breda's repurchases of its common stock are discussed below in this Item.

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

None of Breda's shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Breda during the period of October 1, 2009 to December 31, 2009.  As of the date of this annual report, Breda did not have any publicly announced plans or programs with respect to purchases of its shares of common stock.

Index

Given that repurchases of common stock by Breda is currently one of the primary methods for a shareholder to be able to sell the shareholder's shares, the following paragraphs provide some information on Breda's past purchases of its common stock from its shareholders from 2000 through 2009.

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

Breda did not repurchase any shares of its common stock during 2009.

There may have been transfers among the shareholders of Breda during some of the above periods for which Breda did not exercise its right of first refusal.  Some of those transfers are noted below.

Index

The board of directors determined in late 1999 to allow shareholders to advise Breda of the fact that they desire to sell any or all of their shares of Breda's common stock, and to allow persons to advise Breda of the fact that they desire to purchase shares of Breda's common stock.  Breda keeps a list of those shareholders and buyers, and will make the list available to all of the shareholders and buyers on the list.  The terms of any sale between a shareholder and a buyer will be negotiated by them, and no one is required to sell or buy any shares because their name is on the list.  Breda does not participate in, and has no responsibility for, negotiating the terms and conditions of any sale of shares between anyone on the list.  Breda also retains its right to purchase any shares which are intended to be sold by any shareholder to any buyer under the right of first refusal granted to Breda in its Articles of Restatement.

The following several paragraphs provide information regarding sales or other transfers of shares of Breda's common stock during the calendar years 2000 through 2009 where Breda did not exercise its right of first refusal to purchase the shares.  Some of the sales and transfers may have been between shareholders on the seller and buyer list which is maintained by Breda.

During the calendar year 2000, 5 separate sales of shares occurred between shareholders.  Two sales each involved 2 shares, which were sold for $235 per share. One sale involved 53 shares, which were sold for $235 per share.  One sale involved 31 shares, which were sold for $155 per share.  One sale involved 2 shares, which were sold for $149 per share.

During the calendar year 2001, 3 separate sales of shares occurred between shareholders.  Two sales each involved 7 shares, which were sold for $258 per share.  The other sale involved 43 shares, which were also sold for $258 per share.

During the calendar year 2002, 3 separate sales of shares occurred between shareholders.  Two sales involved 2 shares which were sold for $258 per share.  The other sale involved 3 shares which were also sold for $258 per share.

During the calendar year 2003, 1 sale of shares occurred between shareholders.  The sale involved 2 shares, which were sold for $280 per share.

There were no sales of shares between shareholders during the calendar year 2004.

During the calendar year 2005, 6 separate sales of shares occurred between shareholders.  One sale involved 12 shares which were sold for $326 per share.  One sale involved 28 shares which were sold for $357 per share.  Two sales involved 2 shares each which were sold for $357 per share. One sale involved 16 shares which were sold for $367 per share.  The last sale involved 21 shares which were sold for $357 per share.  Breda elected not to exercise its right of first refusal on any of these shares.

Index

During the calendar year 2006, 6 separate sales of shares occurred between shareholders or among family members.  One sale involved 80 shares, which were sold for $400 per share.  One sale involved 1 share which was sold for $357.  Another sale involved 10 shares which were sold for $410 per share.  Two sales involved 40 shares, which were sold for $400 per share.  Another sale involved 2 shares, which were sold for $394 per share.

There were 21 separate transfers of shares during the calendar year 2007 between shareholders or among family members.  A summary of those transfers is as follows:

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

There were 38 separate transfers of shares during the calendar year 2008 between shareholders or among family members.  A summary of those transfers is as follows:

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

Index

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

There were 37 separate transfers of shares during the calendar year 2009 between shareholders or among family members.  A summary of those transfers is as follows:

1.	Twenty-five shares were sold for $509 per share.
2.	Two hundred twelve shares were transferred to nine family members.
3.	Four hundred fifty shares held jointly were transferred to the two individuals’ revocable trusts.
4.	Twenty shares were sold to three individuals for $509 per share.
5.	Three hundred forty-four shares were sold for $1.00 and other consideration to six family members.

Index

6.	Three hundred sixty-two shares were transferred to six family members.
7.	One hundred twenty-one shares were transferred to spouse.
8.	Ten shares were sold for $514 per share.
9.	Two shares were transferred to spouse.
10.	Two shares were sold for $550 per share.
11.	Fifty-two shares were transferred to spouse, son, and daughter-in-law.
12.	Two shares were sold for $550 per share.
13.	Two hundred shares were transferred to spouse.
14.	One hundred twenty-eight shares from two shareholders transferred to daughter.
15.	Two shares were sold for $547 per share.
16.	Seventy shares were transferred to four children.
17.	Two shares were sold for $200 per share.
18.	Four shares were sold to two individuals for $547 per share.
19.	One share was sold for $509 per share.
20.	Two shares were sold for $547 per share.
21.	Ten shares were sold to two individuals for $550 per share.
22.	Five shares were transferred to brother.
23.	Two jointly-held shares were transferred equally to the individuals.
24.	One hundred seventeen shares were transferred to spouse.
25.	Twenty-three shares were sold for $509 per share.
26.	Two shares were sold for $394 per share.
27.	Two certificate holders transferred 80 shares to surviving shareholder.
28.	Sixty-two shares were sold to seven individuals for $547 per share.
29.	Seventy-five shares were sold to two individuals for $547 per share.
30.	Two hundred twelve shares were transferred to ten children.
31.	Ten shares were sold for $547 per share.
32.	Two shares were sold for $547 per share.
33.	Twenty-one shares were transferred to shareholder’s revocable trust.
34.	Forty-six shares were sold to four individuals for $547 per share.
35.	Twenty-two out of sixty-two shares were transferred to two children, and the remaining forty shares were sold to two children for $547 per share.
36.	Two hundred thirty-three shares were transferred to the shareholder’s revocable trust.
37.	Ten shares were sold for $547 per share.

No shares of stock were issued by Breda in 2009.

As of the date of this annual report, Breda did not have any equity compensation plans (including any individual compensation arrangements) in place for any directors, officers, employees or other persons.

As of the date of this annual report, Breda had no plans to, and had not agreed to, register any of its common stock under any federal or state securities laws.

Index

There are currently no outstanding warrants, options or other rights to purchase any shares of common stock of Breda, and there are also currently no outstanding securities which are convertible into or exchangeable for common stock of Breda.  Breda's shares of common stock are not convertible into any other securities.

Breda has declared and paid 11 dividends to its shareholders since Breda was incorporated in 1964.  The dividends were declared in March or April of each of 1999 through 2009.  The first six dividends were in the amount of $3.00 per share.  The 2005, 2006 and 2007 dividends were in the amount of $7.00 per share.  The 2008 and 2009 dividends were in the amount of $8.00 per share.  The aggregate dividend paid was, respectively, $113,166, $113,046, $111,087, $104,214, $98,436, $94,479, $218,190, $217,161, $217,112, $246,808 and $246,808.  At its board meeting on March 18, 2010, Breda declared an $8.00 per share dividend for shareholders of record on March 18, 2010, payable on or before April 1, 2010, and totaling $246,808.

Payment of dividends is within the discretion of Breda's board of directors, and out of funds legally available therefore as provided in the Iowa Business Corporation Act.

The restrictions and covenants in the RUS loan agreements for the fiber-to-the-home build-out in Carroll, Iowa apply to Breda’s subsidiary, BTC, Inc.  Breda does not believe that those restrictions and covenants will preclude Breda from paying any dividends or distributions or from repurchasing any its shares of common stock during 2010, should Breda otherwise determine to do so.

Although Breda has declared a dividend in each of the years from 1999 through 2010, there is no assurance that regular dividends will continue to be able to be paid by Breda in the future given both the general economic outlook that was in existence at the time of the preparation of this annual report and given the revenue pressures being felt by Breda at that time.  It is possible, therefore, that no, or perhaps reduced, distributions will be declared and paid by Breda in future years.

Item 6.	Selected Financial Data.

This Item is not applicable to smaller reporting companies such as Breda.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Except for any historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward-looking statements.  Breda's actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks and other matters noted at the beginning of this annual report.  This Item should be read in conjunction with the financial statements and related notes in Item 8 of this annual report and with the understanding that Breda's actual future results may be materially different from what is currently expected or projected by Breda.

Index

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

Index

Broadcast Services.  This segment provided cable television services to customers in a total of twelve towns in Iowa and one town in Nebraska from January 1, 2009 through June 30, 2009.  Tele-Services sold seven of its southern Iowa cable TV systems and its cable system for Beaver Lake, Nebraska on July 1, 2009, and Tele-Services bought the cable television system in Breda's Macedonia, Iowa telephone exchange effective August 1, 2009. Tele-Services was therefore providing cable television services to six Iowa communities as of December 31, 2009.

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

Breda's primary source of consolidated revenues is from the telephone services provided by Breda, Prairie Telephone, Westside Independent and BTC, Inc.  The operating revenues from telephone services are primarily derived from the following types of fees and charges:

•
Flat monthly fees charged to subscribers for basic local telephone services.  As of March 1, 2009, those fees varied from approximately $15.00 to $35 per month.  The monthly fee is higher for subscribers who elect to have additional services and features, such as custom features.

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

Index

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

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates.  On August 29, 2008, NECA filed its 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that have less than 700 access lines per exchange.  These revisions are made each year, but the projected 2009 impacts were much greater than previous years and would have more of a negative effect on average schedule companies, such as Breda.  The modifications were effective on January 1, 2009.  During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies.  Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced.  Although cost per loop values for most of the average schedule companies are projected to increase, the payments to average schedule companies would be reduced, due to the cap on payments.  The estimated HCL support paid to rural companies in 2009 was expected to decrease by $13.3 million.  Breda  experienced a decrease in its HCL support payments for 2009 of approximately $225,042, or 52.04%.  Breda is also experienced a decrease in its local switching support payments for 2009 of at least $17,305, or 8.16%.

Index

In December 2008, NECA filed changes with the FCC to the NECA Tariff F.C.C. No. 5.  It was determined that rates in the traffic sensitive switched access category would increase on average by 5.8%, and rates in the traffic sensitive special access category would increase on average by 6.3%.   The FCC granted an effective date for these rates of July 1, 2009. Breda experienced a $160,082 decrease in its traffic sensitive settlements, or 15.5%, during the twelve-month period ended December 31, 2009.

Breda and its subsidiaries are also subject to risk regarding changes in intrastate access charge rates because concerns have been raised by the Iowa legislature and the IUB regarding intrastate rates, and whether alternative intrastate intercarrier compensation mechanisms should be investigated.  Various individuals and consulting representatives have been analyzing and attempting to develop comments relating to a potential state universal service fund.  The IUB had postponed comments until October 26, 2009, because there were a number of significant details that had not yet been discussed or determined by the IUB.  On October 28, 2008, the ITA filed its comments on whether Iowa needs a state USF funding mechanism.  In its filing, the ITA linked the state USF discussion with the tariff battle that consumed much of 2008 and reminded the IUB of the severe impact of proposed access reduction.  The ITA noted that if access policy changes cause high-cost carriers, such as Breda, to be unable to recover their costs of providing intrastate services from increased local rates to the customer and reduced access charges, then a state USF would be necessary as a cost recovery mechanism.

The Iowa Telephone Association Access Service Tariff No. 1 (ITA Tariff) mirrors the NECA tariff in many respects for intrastate traffic.  Breda concurs in this tariff and is therefore subject to the rates outlined in the ITA tariff.  Prior to July 1, 2009, the intrastate rates that mirrored the NECA interstate rates that went into effect on July 1, 2007 were still being used by Breda and the other Iowa companies that concurred in the ITA tariff because while the ITA filed the September 1, 2007 tariff which was allowed to go into effect, it was later challenged by Sprint, Verizon and AT&T, and the intrastate rate changes were put on hold, and reverted back to the July 1, 2007 rates.

The IUB conducted a hearing on the July 1, 2007 ITA Intrastate Access Tariff on April 1 and 2, 2008.  Sprint, Verizon and AT&T asked the IUB to reduce the intrastate access rates in the ITA tariff to the NECA interstate levels.  Specifically, the interexchange carriers requested that the IUB eliminate the 1.5 cent transport interconnection charge, reduce the local switching charge by 1.9 cents, and eliminate the 3-cent common carrier line charge.  The total requested reduction would have been 6.4 cents on each intrastate minute.  The IUB issued a final order on May 30, 2008 where it directed the ITA to, within 30 days, remove the 1.5 cent transport interconnection rate element and to lower the local switching rate element to 2.4435 cents per minute to mirror the NECA interstate tariff rate.  After various delays, the IUB ruling became effective on February 7, 2009, and Breda’s access rate decreased 3.1 cents per minute for all intrastate access minutes.  Breda estimates that the decrease in intrastate access rates decreased Breda’s network access revenues by approximately $128,425 in 2009.

Index

On May 31, 2009, the ITA received approval from the IUB to allow the intrastate access rates in the ITA tariff, and which mirror the NECA tariff, to be effective on the same date as the interstate rates in the NECA tariff, and effective on July 1, 2009, the intrastate access rates mirrored the interstate access rates, except for the 3-cent common carrier line charge as previously discussed.

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

Universal service funding is also an important part of Breda's consolidated revenues, and the regulation of universal service funding by the FCC is another area of material risk to Breda and its subsidiaries.  On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program.  Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s, which have grown from approximately $1.5 million in 2000 to more than $1 billion in 2007.  On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs.  The order became effective on August 1, 2008, and is still in place as of the date of this report.  BTC does not receive USF high cost funding.  Since BTC, Inc. is a competitive local exchange carrier in the Carroll, Iowa market, it is only eligible to receive high cost universal service funds if the incumbent local exchange carrier receives those funds.  The incumbent local exchange carrier is Qwest, and Qwest does not receive universal service funding for the Carroll, Iowa market.

Index

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

Breda believes it is likely that the discussion of a state universal service fund will need to be coordinated with emerging FCC developments.  The FCC has announced it will issue additional guidance on its plans for the universal service fund in the spring of 2010, or shortly after it releases its National Broadband Plan in March 2010.  On November 13, 2009, the FCC issued a public notice seeking comments relating to specific policy issues relating to USF and the broadband plan.  While various industry organizations have compiled data and worked on this issue since 2003, no final plan had been adopted on a statewide level.  Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

The FCC distributed a summary paper within its department on March 4, 2010 which noted some proposed changes to the current universal service and intercarrier compensation regimes that would redirect investment towards broadband.  Some of the proposals that would be included in the National Broadband Plan would:

a.
Over time, transform the current high-cost USF program into a new Connect America Fund (with at most one recipient) and a new Mobility Fund, and at the end of a transition period, the fund for the current high cost fund would be eliminated,

b.	Eliminate inefficient spending in the current high cost fund to free up resources for the new funds. This would include phasing down CETC support,
c.	Reduce intrastate access levels to interstate rates over time, and consider the lost access revenues in calculating the Connect America Fund,
d.	Expand Low Income universal service support to broadband, and
e.	Broaden the USF contribution.

The FCC delivered the National Broadband Plan to Congress on March 17, 2010, and the plan sets forth broadband goals for the nation, and reports on the current state of broadband deployment and adoption.  For the recommendations that are addressed to the FCC as opposed to Congress or state or local governments, the FCC will publish an implementation schedule and begin or complete rulemakings, subject to normal FCC procedures.  As noted previously, Breda believes these proposed adjustments will affect the intercarrier compensation and universal service regimes and could have a significant negative effect on Breda’s future revenue streams.

Index

In early October 2008, Verizon and AT&T submitted a proposal to the FCC that would, among other things, establish a unified $.0007 terminating access rate for all rate of return carriers, like Breda, and would apply to all traffic exchanged with or on the public switched telephone network, including IP based traffic.  The $.0007 access proposal by Verizon and AT&T would have relieved Verizon, AT&T and other larger carriers of more than $8 billion in annual access and intercarrier compensation responsibilities.  Most small telephone company costs are above five cents per minute to provide this service on their volume of minutes, and Breda is no exception.   This proposal has the potential to cripple the rural telephone industry.   As noted previously the FCC proposes to incorporate intercarrier compensation as part of its review of its broadband plan.

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

Index

On September 18, 2009, the IUB filed an Order Initiating a Rule Making to consider proposed amendments to its rules to address High Volume Access Service (HVAS) and the effect HVAS can have on a telco’s revenues from intrastate switched access services.  The IUB has concluded that HVAS calls cannot be billed for access services pursuant to an association tariff, such as the ITA tariff in which Breda concurs, because of their fact-sensitive and individualized nature.  The IUB is looking to require telcos providing HVAS to file an individual tariff for that service.  The telcos would continue to concur in an association tariff for all other access services.  The IUB outlined various other provisions regarding HVAS and requested comments by October 27, 2009.  Oral presentation on the proposed rules were scheduled for December 8, 2009.  At that proceeding, the IUB allowed for additional comments to be filed by January 29, 2010.  No further updates were available as of the date of this report.

In an order released November 23, 2009, the FCC reversed its earlier ruling in a dispute between Qwest and Farmers of Wayland.  The October 2, 2007 FCC Order had stated that the conference calling companies were end users, and that Farmers could charge access rates.  The FCC ruled November 23, 2009 that new evidence produced in this proceeding indicated that conference calling companies never subscribed to the services offered under the tariff, and therefore were neither customers nor end users within the meaning of the tariff, and the telephone company could not charge switched access charges under the terms of their tariff.  No further updates were available as of the date of this report regarding any ensuing legal challenges to these rulings.

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

As noted previously, Tele-Services sold seven of its southern Iowa cable television systems, and its Beaver Lake, Nebraska system on July 1, 2009.  This sale affected approximately 1,146 customers.  Tele-Services also turned down three of its smallest communities in second quarter 2008, and sold two additional communities in the fourth quarter 2008.   With its purchase of the Macedonia, Iowa, cable television system on August 1, 2009, Tele-Services now serves approximately six hundred nineteen subscribers in six Iowa communities,

Index

BTC utilized the Statewide Cable Franchise Bill by filing an Application for Certificate of Franchise Authority with the IUB on March 19, 2009.  BTC received IUB approval on April 8, 2009 to provide video services to the city of Carroll, Iowa as part of its fiber-to-the-home project.  BTC received RUS release of loan funds approval on March 13, 2009 for this project.  The construction phase of the fiber to the home overbuild project in Carroll, Iowa, began in early September 2009.  It is anticipated that the project will be completed within two years.

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

The requirements to determine eligibility for applications for unserved areas and underserved areas (last mile projects and middle mile projects) involved specific data for contiguous census blocks where minimum percentages of households in the proposed funded service area lacked access to minimum broadband speeds.  One of the other requirements, that there be a sustainable business plan for the proposed project, was a major obstacle for Breda as it evaluated its options under these programs.  Breda subsequently determined to stop its application processes for these funds.

On September 9, 2009, when the NTIA launched its initial, searchable database of the broadband applications, it was determined that already roughly 40 applications were filed whose project descriptions referenced Iowa or whose application listed Iowa as the applicant’s home-state address, and whose applications covered hundreds of Iowa communities, many of which are already served by telephone companies such as Breda.  Breda, along with other Iowa telcos, subsequently had to review each application with Iowa references, and to exercise their right to object to applications that were seeking funding in their existing service areas.  These objections were especially important when those applications contained misstatements or errors about whether or not broadband service was available.

Changes were made to both the NTIA and RUS programs before the rules were announced for the second round of broadband stimulus applications due March 26, 2010.  The RUS will concentrate on last mile projects and removed the “underserved area” definition.  NTIA will focus on “middle-mile” projects.  Breda has now determined to file, and is completing its application for a combination grant and broadband loan request for its Breda and Lidderdale exchanges.

Index

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

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments as of the close of each of the past three fiscal years:

	2009	2008	2007

Local exchange carrier (1)	87.3%	85.8%	86.9%
Broadcast (2)	4.2%	6.8%	6.8%
Internet service provider (3)	8.5%	7.4%	6.3%
	100.0%	100.0%	100.0%

Index

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

(2)	This segment includes monthly fees charged for basic and premium cable services.

(3)	This segment includes monthly fees charged for Internet services.

Twelve Months Ended December 31, 2009 and 2008

The following table sets forth the components of Breda's revenues for the twelve months ended December 31, 2009, compared to the same period in 2008.

	Years Ended December 31,		Change

	2009	2008	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$1,071,472	$935,396	$136,076	14.5%
Network access services	4,799,735	7,892,827	(3,093,092)	-39.2%
Long distance services	250,285	269,347	(19,062)	-7.1%
Cellular services	1,670,382	1,725,510	(55,128)	-3.2%
Uncollectibles	(88,691)	(2,750,042)	2,661,351	-96.8%
Miscellaneous	213,865	249,677	(35,812)	-14.3%
	$7,917,048	$8,322,715	$(405,667)	-4.9%

Broadcast Services	$382,498	$651,163	$(268,665)	-41.3%

Internet services	$770,220	$713,359	$56,861	8.0%

	$9,069,766	$9,687,237	$(617,471)	-6.4%

There was an decrease in total operating revenues for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, of $617,471, or 6.4%.

Local Exchange Carrier Services – ($405,667)

Local exchange carrier services revenues accounted for 87.3% of all operating revenues in the twelve-month period ended December 31, 2009.  There was a $405,667, or 4.9%, decrease in local exchange carrier services revenues for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.

Index

Local network services revenues increased $136,076, or 14.5%, for the twelve months ended December 31, 2009, as compared to the same period in 2008, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.

Network access services decreased $3,093,092, or 39.2%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  This decrease mainly resulted from decreased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa.  Breda has contracted with a conference bridge vendor for the transport of long distance calls over Breda's networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services generated approximately $2,494,401 of access revenue for the twelve-month period ended December 31, 2009, compared to approximately $4,957,310 for the twelve-month period ended December 31, 2008.  The conference bridge services minutes of use decreased by approximately 15,069,213 when comparing the twelve-month period ended December 31, 2009, with the twelve-month period ended December 31, 2008.  Breda’s provider of conference bridge minutes decreased the volume of traffic it was sending to the conference bridges in Breda’s location while negotiations were underway with interexchange carriers on the payment of access revenue for this traffic. Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the twelve months ended December 31, 2009, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 70% discount from Breda’s tariffed rates.

Breda's access revenue has also been adversely affected by the Iowa Utilities Board’s ruling which became effective on February 9, 2009, and which decreased the intrastate access rate on all intrastate minutes by 3.1 cents per minute.  Breda estimates that this reduction in intrastate access rates resulted in an approximate $128,425 decrease in network access revenue for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008, which was accepted by the FCC, and became effective on January 1, 2009.  The filing resulted in modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the twelve months ended December 31, 2009 was approximately $239,891.  Breda estimates that the $239,891 universal service fund payments decrease, combined with the NECA settlement payments decrease, totaled approximately a $370,869 decrease in payments when comparing the two twelve-month periods.  The remaining decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Breda's long distance services revenue decreased $19,062, or 7.1%, for the twelve months ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008. Breda experienced a 3.6% increase in its long distance customer base when comparing the two periods, and the increase has helped offset a general decrease in the average minutes used by each customer on a monthly basis.  Breda’s long distance minutes of use decreased 6.8% when comparing the two twelve-month periods.  Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.  Breda believes that the decrease in the average minutes used by customers arises from the industry wide trend of subscriber's using their cell phones rather than using their local telephone provider to make long distance calls.

Cellular services decreased $55,128, or 3.2%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008. Breda’s cellular customer activations decreased 6.0% during the twelve-month period ended December 31, 2009 when compared to the twelve-month period ended December 31, 2008, and is the reason for the decreased revenue when comparing the two twelve-month periods.

Uncollectibles decreased $2,661,351, or 96.8%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate.  Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.

Index

Miscellaneous revenues decreased $35,812, or 14.3%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008. Other nonregulated services revenue decreased $16,224, or 25.4%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, and is mainly attributable to the decrease in the number of phone systems sold and an overall decrease in customer premise equipment rental.  Roaming revenue for wireless minutes of service decreased $12,948, or 29.1%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, and is the result of the lower rates negotiated on roaming agreements for Breda’s subsidiary, Carroll County Wireless, LLC.  In 2008 Breda recorded a miscellaneous payment from MCI in the amount of $9,511 for the settlement of outstanding carrier bankruptcy activities from prior years, and for which there was no corresponding revenue for the twelve-month period ended December 31, 2009.  The remaining increases in miscellaneous revenues when comparing the twelve-month period ended December 31, 2009 to the twelve-month period ended December 31, 2008 resulted from increases in directory listing services and rent revenue.

Broadcast Services – ($268,665)

Broadcast services revenue decreased $268,665, or 41.3%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two twelve-month periods.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sale affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 619 subscribers as of December 31, 2009, compared to 1,757 customers on December 31, 2008.

Internet Services – $56,861

Internet services revenue increased $56,861, or 8.0%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  Breda experienced a decrease of 36.2% in its dial-up customer base and a 26.3% increase in its high-speed Internet customer base when comparing the two twelve-month periods.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the twelve months ended December 31, 2009, compared to the same period in 2008.

	Years Ended December 31,		Change

	2009	2008	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$2,095,828	$2,363,759	$(267,931)	-11.3%
Plant nonspecific operations	437,875	395,325	42,550	10.8%
Cost of long distance	198,797	224,453	(25,656)	-11.4%
Cost of cellular	1,251,212	1,344,373	(93,161)	-6.9%
Cost of internet	260,572	454,821	(194,249)	-42.7%
Cost of programming	306,359	443,767	(137,408)	-31.0%
Total cost of services	$4,550,643	$5,226,498	$(675,855)	-12.9%

Depreciation and amortization	$1,040,454	$979,478	$60,976	6.2%

Selling, general and administrative
Customer operations	$808,754	$869,553	$(60,799)	-7.0%
Corporate operations	1,595,269	1,292,715	302,554	23.4%
General taxes	106,269	205,304	(99,035)	-48.2%
Total selling, general and administrative	$2,510,292	$2,367,572	$142,720	6.0%

	$8,101,389	$8,573,548	$(472,159)	-5.5%

Cost of Services – ($675,855)

Cost of services decreased $675,855, or 12.9%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  Plant specific operations decreased $267,931, or 11.3%, with $193,560 of the decrease mainly attributable to a decrease in the marketing and provisioning costs to provide conference bridging services.  Marketing fees are dependent on both the volume of the minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  The conference bridge provisioning expense decreased because of both rate and volume decreases arising out of those settlements.  Other plant specific costs that decreased when comparing the two twelve-month periods ended December 31, 2009, and December 31, 2008, were costs to provision non-regulated services such as key systems and customer premise equipment, outside plant maintenance and repairs, central office repairs and maintenance.  Education and training expense increased approximately $11,136 when comparing the two twelve-month periods and resulted from specialized training on new central office and other equipment installed in upgrading Breda’s networks and in conjunction with its fiber-to-the-home project in the Carroll, Iowa market.

Index

Plant nonspecific operations increased $42,550, or 10.8%, due mainly to increased postage, utility, testing and provisioning costs.   Testing expense increased $27,924 when comparing the two twelve-month periods ended December 31, 2009, and December 31, 2008, and is preparatory work for Breda’s fiber-to-the-home roll-out after construction is completed in late 2010 or early 2011.

Long distance provisioning costs decreased $25,656, or 11.4%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Breda had a 3.6% increase in customers subscribing to Breda’s long distance services for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, but its long distance minutes of use per customer decreased 9.9% when comparing these two twelve-month periods.

Cellular provisioning costs, which includes the purchase of phones and accessories, and labor costs, decreased $93,161, or 6.9%, and reflects the decreased cost of equipment and accessories to serve the 6.0% decrease in the cellular customers for the twelve-month period ended December 31, 2009 when compared to the twelve-month period ended December 31, 2008.

Internet provisioning costs decreased $194,249, or 42.7%, during the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  This decrease resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.

As noted previously, Tele-Services’ sold two of its cable TV communities and turned down three other cable TV communities in 2008.  Tele-Services also sold seven of its remaining cable TV communities on July 1, 2009. The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $137,408, or 31.0%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the twelve-month period ended December 31, 2009, but there are no corresponding fees in the twelve-month period ended December 31, 2008.

Index

Depreciation and Amortization – $60,976

Depreciation and amortization expense increased $60,976, or 6.2%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  Breda had significant capital investments in outside plant equipment, switches and in new financial and provisioning software during 2007 and 2008.  The depreciation on some of these items is reflected in the twelve-month period ended December 31, 2009, but was not applicable to the twelve-month period ended December 31, 2008.

Selling, General and Administration – $142,720

Selling, general and administration expenses increased $142,720, or 6.0%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  Customer operations decreased $60,799, or 7.0%, for the twelve-month period ended December 31, 2009 when compared to the twelve-month period ended December 31, 2008, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $302,554, or 23.4%, when comparing the twelve-month periods. Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  Breda had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations in 2009.  There was an increase of approximately $192,000 in legal, accounting and consulting costs when comparing the two twelve-month periods.  Breda also added a full-time IT staff member in the latter part of September 2009, for which there would be no personnel costs for the twelve-month period ended December 31, 2008.

Property and general taxes expense decreased $99,035, or 48.2%, when comparing the twelve-month period ended December 31, 2009 to the twelve-month period ended December 31, 2008.  The decrease resulted in part from the decrease in property subject to property tax as a result of the sale of some of Tele-Services' cable television properties.  Any increase or decrease in property tax expense is based on the annual valuation assessments received each year from the county assessors.

Index

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the twelve-month period ended December 31, 2009, compared to the same period in 2008.

	Years Ended December 31,		Change

	2009	2008	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$391,559	$442,989	$(51,430)	-11.6%
Gain on sale of investments	7,513	6,018	1,495	24.8%
Gain or (Loss) on disposal of assets	(71,883)	15,561	(87,444)	-561.9%
Interest expense	(26,321)	(77,354)	51,033	-66.0%
Income from equity investments	1,827,141	1,749,349	77,792	4.4%
Gain or (Loss) on impairment of note receivable	445,253	(443,013)	888,266	200.5%
Other, net	(39,770)	(45,717)	5,947	13.0%
	$2,533,492	$1,647,833	$885,659	53.7%

Interest and Dividend Income.  Interest and dividend income decreased $51,430, or 11.6%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  This decrease in interest and dividend income was due mainly to decreased interest rates on both temporary investments and marketable securities on which Breda generates interest income.  Interest income decreased $70,640 when comparing the two twelve-month periods.  Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $136,420 from their investment in Iowa Network Services during the twelve-month period ending December 31, 2009, and for which the corresponding income during the twelve-month period ended December 31, 2008 was $112,343.  The dividend income increased $19,211 when comparing the two twelve-month periods.  Breda had also generated some interest income on its outstanding notes receivable in 2008.

Gain or (loss) on sale of investments. Both the $7,513 gain on sale of investments for the twelve-month period ended December 31, 2009, and the $6,018 gain on sale of investments for the twelve-month period ended December 31, 2008, represent the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $71,883 loss on disposal of assets for the twelve-month period ended December 31, 2009, was a combination of the approximate $57,000 loss on the sale of the Tele-Services cable TV properties, the approximately $14,000 loss on the retirement of two DMS 10 switches after the installation of two new soft switches, and the net gains and losses on the sale of service vehicles and other central office fiber cards and shelves.  The $15,561 gain on disposal of assets for the twelve-month period ended December 31, 2008, resulted from the sale of service vehicles, and the sale of the Tele-Services cable TV properties in Grand Junction and Churdan.

Index

Interest Expense.  The $51,033, or 66.0%, decrease in interest expense for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, is the result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009.  The interest rate on the RTFC loan was fixed at 7.35% for a 10-year period which ended on July 17, 2008.  The RTFC loan reverted to a variable rate loan on that date.  Interest accrued at the rate of 6.5% for the time period of July 17, 2008 through September 30, 2008, and accrued at the rate of 7.0% for time period of October 1, 2008 through April 30, 2009 when the loan was paid in full.  A prepayment fee of $4,513.01 was paid in addition to the interest and principal on April 30, 2009.

Income from Equity Investments.  Income from equity investments increased $77,792, or 4.4%, for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The increase in income from equity investments reported on Breda's income statement for the twelve-month period ended December 31, 2009 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating in Wisconsin and Illinois.  Hilbert Communications, LLC includes the operations of Bug Tussel, LLC, a wireless cell site provider, and of Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various other telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.  Additional investors were issued units in Hilbert Communications, LLC on July 10, 2009, and again on December 31, 2009, which reduced Prairie Telephone’s ownership interest in Hilbert Communications, LLC to 6.32% on December 31, 2009.

Index

Gain on Impairment of Note Receivable.  There was a $445,253 gain on impairment of note receivable for the twelve-month period ended December 31, 2009, and for which there was a $443,013 loss for twelve-month period ended December 31, 2008.  Breda had a note receivable with Spiralight Networks dated October 1, 2007, which carried an interest rate of 8.5%.  Breda had recorded an impairment on this note in 2008 in the amount of $445,253.  Breda received payment in full on July 2, 2009 for the Spiralight Networks note receivable.

Other, net. The $5,947, or 13.0%, increase in other net income for the twelve-month period ended December 31, 2009, when compared to the twelve-month period ended December 31, 2008, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes increased $168,036, or 20.2%, for the twelve-month period ended December 31, 2009, when compared to the same period in 2008.  The effective tax rate in 2009 is 28.51%, compared to a 30.07% tax rate in 2008.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income increased $577,377, or 29.9%, for the twelve-month period ended December 31, 2009, when compared to the same period in 2008.

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the twelve months ended December 31, 2009 and December 31, 2008, cash provided by operating activities was $4,586,371 and $2,781,972 respectively.

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

Index

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity, as of December 31, 2009, and December 31, 2008.

	As of
	December 31, 2009	December 31 2008 (Restated)
Short-Term Liquidity
Current Assets	$9,429,328	$6,833,241
Current Liabilities	2,400,215	2,268,808
Net Working Capital	$7,029,113	$4,564,433

Cash and Cash Equivalents	$4,987,960	$1,317,462
Short Term Marketable Securities	$490,724	$604,435
Available on Line of Credit	$2,000,000	$2,000,000

Current assets increased $2,596,087, or 38.0%, for the twelve-month period ended December 31, 2009, when compared to the twelve month period ended December 31, 2008.   There was a $3,556,787 increase in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s receipt of settlement payments from access carriers.  There was also a corresponding decrease of $1,362,157 in accounts receivable, which was due to the settlement agreement reached with AT&T and Verizon for payments regarding conference bridge access services.  There was a $904,500 increase in prepaid income taxes.  Breda had a decrease of $73,759 in notes receivable upon Breda’s receipt of payment in full for the $480,000 Spiralight Network, LLC note receivable in July 2009.    Prior to December 31, 2009, Breda held a $480,000 promissory note, less allowance of $445,253, from its unconsolidated affiliate, Spiralight Network, LLC, which earned interest at the rate of 8.5% per annum.  As part of the Exchange Agreement effected January 16, 2009, Breda's units in Spiralight Network, LLC were exchanged for units in Hilbert Communications, LLC and Breda's $480,000 promissory note from Spiralight Network, LLC became the obligation of Hilbert Communications, LLC.  On July 6, 2009 Breda received payment in full of the $480,000 promissory note plus accrued interest of $20,955.56.

Current liabilities increased $131,407, or 5.8%, for the twelve-month period ended December 31, 2009, when compared to the year ended December 31, 2008.  Accounts payable increased $339,787, or 19.4%, when comparing the two periods, which is mainly attributable to a net increase from combining a decrease in the amount incurred as of December 31, 2009 for the provisioning of conference bridge services as compared to the amounts incurred for those services as of December 31, 2008, and an increase in outstanding construction expenditures from Breda’s fiber-to-the-home overbuild project in Carroll, Iowa.  Accrued taxes decreased $34,203, or 17.8%, for the twelve-month period ended December 31, 2009, when compared to the year ended December 31, 2008.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $12,186, or 9.8%, for the twelve-month period ended December 31, 2009, when compared to other current liabilities for the period ended December 31, 2008.  The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the twelve-month period ended December 31, 2009, when compared with the year ended December 31, 2008.

Index

The following table summarizes Breda's sources and uses of cash for the twelve months ended December 31, 2009 and 2008.
	For the Years Ended December 31,

	2009	2008 (Restated)
Net Cash Provided (Used)
Operating Activities	$4,586,371	$2,781,972
Investing Activities	(1,280,289)	(2,166,231)
Financing Activities	364,416	(473,363)

For the twelve months ended December 31, 2009 and 2008, cash provided by operating activities was $4,586,371 and $2,781,972, respectively.

Cash used in investing activities was $1,280,289 for the twelve-month period ended December 31, 2009, as compared to $2,166,231 for the twelve-month period ended December 31, 2008.  Capital expenditures for the twelve-month period ended December 31, 2009 were $2,114,856, and were $2,763,749 for the same period in 2008.  The purchase of an additional one-third equity interest in Carroll County Wireless, LLC for $90,000 is shown as Purchase of Investment in Subsidiary for the twelve-month period ended December 31, 2009.  The $15,500 Purchase of Equity Investment for the twelve-month period ended December 31, 2009 included a $7,500 capital call for Guthrie Group, LLC and an $8,000 capital call for Quad County.  During the twelve-month period ended December 31, 2008, Breda a) purchased a 25% interest in the Telephone Acquisition Company for $720,000, which in turn purchased Swisher Telephone Company; b) purchased additional equity interest in Alpine Communications for $700,000, and c) contributed $2,000 to a capital call for Guthrie Group, LLC. Swisher Telephone was subsequently sold to South Slope Coop Communications by year end December 31, 2008.  The purchase of marketable securities was $598,466 for the twelve-month period ended December 31, 2009, and was $419,433 for the twelve-month period ended December 31, 2008.  Proceeds from the sale of marketable securities were $899,975 in the twelve-month period ended December 31, 2009, and were $2,192,168 in the twelve-month period ended December 31, 2008.  As noted previously in this filing, Prairie Telephone received payment on its note receivable from Spiralight Network, LLC, in the amount of $519,011 during the twelve-month period ended December 31, 2009.

Index

Cash provided by financing activities was $364,416 for the twelve-month period ended December 31, 2009, and cash used in financing activities was $473,363 for the twelve-month period ended December 31, 2008.  During the twelve-month period ended December 31, 2009, cash was used to repay in full the remaining $951,495 of long-term RTFC debt.   During 2009 BTC, Inc. received advances of $1,564,329 on its $10,000,000 RUS loan, and used cash to repay $1,610 on the $1,564,329 RUS advances, resulting in a net receipt of cash from long term debt of $611,224 during the twelve-month period ended December 31, 2009.   Cash used to pay dividends to shareholders during the twelve-month periods ended December 31, 2009 and December 31, 2008 were $246,808 and $246,808, respectively.  The dividends paid in 2009 and 2008 were both $8 per share.

Long Term Debt

As of December 31, 2009, BTC, Inc. had outstanding $1,562,719 of long-term debt with the Rural Utilities Service.  Each advance on this $10,000,000 rural broadband access loan carries its own interest rate for the term of the individual loan advance.  BTC, Inc. received its first loan advance in the amount of $1,000,000 on October 2, 2009, and this loan advance carries a fixed interest rate of 3.918%.  BTC, Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.  The Rural Utilities Service advances are to be paid in monthly installments covering principal and interest beginning twelve months from the date of receipt of the first loan advance.  The principal and interest will be paid in full on all advances on April 28, 2029.  During the first twelve months after the receipt of the first loan advance, monthly payments of interest only are required.

The security and loan agreements underlying the Rural Utilities Service notes contain certain restrictions on distributions to stockholders, investment in or loans to others, payment of management fees or issuance of any new or preferred stock.  BTC, Inc. is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Utilities Service note holders.  BTC, Inc. may make a distribution after 75% of the loan funds have been expended as approved if after such distribution, BTC, Inc.'s net worth is equal to at least twenty percent (20%) of its total assets and the amount of all such distributions during the calendar year does not exceed twenty-five percent (25%) of BTC, Inc.'s net income or net margins for the prior calendar year.

Breda previously had long term debt with the Rural Telephone Finance Cooperative, but Breda prepaid in full its remaining long-term debt with the Rural Telephone Finance Cooperative on April 30, 2009.

Index

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the twelve months ended December 31, 2009, capital expenditures were $2,114,856.  As of December 31, 2009, purchase commitments for the construction of the fiber to the home project in Breda’s CLEC in Carroll, Iowa totaled $6,868,038.41.  Breda’s subsidiary, BTC, Inc., is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, BTC, Inc. received $1,000,000 of its $10,000,000 loan commitment from the Rural Utilities Services (RUS) for expenditures related to its fiber-to-the home project in Carroll, Iowa.  On December 11, 2009, BTC, Inc. received an additional $564,239 of its $10,000,000 loan commitment from the RUS.

2010	$14,144
2011	59,145
2012	60,294
2013	62,958
2014	65,562
2015 and After	1,300,616

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

Index

Recent Accounting Pronouncement

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Codification 820, Fair Value Measurements and Disclosures.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements, but for some entities, the application of the Statement would change current practice.

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

Breda's marketable securities are held-to-maturity securities, not trading securities.  Breda therefore reports the fair value of these bonds and securities as a footnote to its financial statements.  The issuance of the FASB Codification 820, Fair Value Measurements and Disclosures, had no effect on Breda's financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Codification 740-10-40, Derecognition of Income Taxes.  FASB Codification 740-10-40 clarifies the accounting for uncertainty in income taxes recognized in accordance with the original Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition.  FASB Codification 740-10-40 requires that Breda recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FASB Codification 740-10-40 were effective as of the beginning of Breda's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Adoption of FASB Codification 740-10-40, Derecognition of Income Taxes, on January 1, 2007, had no effect on Breda's financial position, results of operations or cash flows.

Index

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Item 8.	Financial Statements.

The financial statements included in Item 8 of the Form 10-K carry a qualified opinion.

Breda has investments in certain limited partnerships that it accounts for using the equity method.  Because of the materiality of these investments, Kiesling Associates LLP is required to perform certain audit procedures or rely on the audits of other auditors to obtain reasonable assurance that the investments and related equity income are presented fairly, in all material respects, in the consolidated financial statements of Breda Telephone Corp. as of and for the year ended December 31, 2009.

As noted in the following Report of Independent Registered Public Accounting Firm, Kiesling Associates LLP was unable to perform audit procedures on various partnerships in which Breda has interests that have a material effect on Breda’s 2009 financial statements.

Breda intends to file an amended Form 10-K for 2009 after it has received audited financial statements for these outside partnerships, and all audit procedures have been finalized by Breda's auditors.

/s/ Kiesling Associates LLP

Kiesling Associates LLP

Index

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2009 and 2008

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of Spiralight Network LLC and RSA No. 9 Limited Partnership, the investments in which, as discussed in Note 4 to the financial statements, are accounted for by the equity method of accounting.  The investments in Spiralight Network LLC and RSA No. 9 Limited Partnership were $973,207 as of December 31, 2008, and the equity in their net income was $192,069 for the year then ended.  The financial statements of Spiralight Network LLC and RSA No. 9 Limited Partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Spiralight Network LLC and RSA No. 9 Limited Partnership, is based solely on the report of the other auditors.

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

We were unable to perform audit procedures for 2009 supporting the Company's investments in Hilbert Communications LLC, RSA 7 Limited Partnership, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership stated at $3,446,578 at December 31, 2009, or its equity in earnings in such partnerships of $977,537, which is included in net income for the year ended as described in Note 4 to the financial statements.  We were unable to perform audit procedures for 2008 supporting the Company’s investment in RSA 7 Limited Partnership or Iowa 8 Monona Limited Partnership stated at $2,188,612 at December 31, 2008, or its equity in earnings in such partnerships of $942,028, which is included in net income for the year ended as described in Note 4 to the financial statements.

Index

In our report dated March 27, 2009 we expressed an opinion that we were unable to examine evidence regarding the investments and earnings of Spiralight Network LLC and RSA No. 9 Limited Partnership.  As of the date of this opinion we were able to obtain audited financial statements for 2008 supporting the Company’s investments in Spiralight Network LLC and RSA No. 9 Limited Partnership as described in Note 4.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the investment and earnings of Hilbert Communications LLC, RSA 7 Limited Partnership,  Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 30, 2010

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,987,960	$1,317,462
Marketable securities	490,724	604,435
Accounts receivable, net of allowances of $159,831 and $3,415,824 in 2009 and 2008, respectively	1,928,483	3,290,640
Interest receivable	62,693	81,730
Notes receivable, less impairment of $445,253 in 2008	-	73,759
Inventory, at average cost	297,678	227,731
Prepaid income taxes	1,310,951	406,451
Other	291,977	112,438
Deferred income taxes	58,862	718,595
	9,429,328	6,833,241

OTHER NONCURRENT ASSETS
Marketable securities	5,223,501	5,440,550
Investments in unconsolidated affiliates at equity	8,537,047	8,525,861
Other investments at cost	655,542	673,590
Goodwill	918,715	896,812
	15,334,805	15,536,813

PROPERTY, PLANT AND EQUIPMENT2000	8,102,372	6,857,853

TOTAL ASSETS	$32,866,505	$29,227,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,144	$200,507
Accounts payable	2,091,609	1,751,822
Accrued taxes	157,740	191,943
Other	136,722	124,536
	2,400,215	2,268,808

LONG-TERM DEBT, less current portion	1,548,575	750,988

OTHER NONCURRENT LIABILITIES	2,468,101	1,947,128

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,109 and 27,924 shares issued and outstanding at $547 and $509 stated values, respectively	14,281,623	14,213,316
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,742 and 2,927 shares issued and outstanding at $547 and $509 stated values, respectively	2,593,874	1,489,843
Retained earnings	9,508,416	8,421,630
	26,383,913	24,124,789

MINORITY INTEREST	65,701	136,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,866,505	$29,227,907

The accompanying notes are an integral part of these consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended 2009 and 2008

	For the Years Ended
	2009	2008 (Restated)

OPERATING REVENUES	$9,069,766	$9,687,237

OPERATING EXPENSES
Cost of services	4,550,643	5,226,498
Depreciation and amortization	1,040,454	979,478
Selling, general, and administrative	2,510,292	2,367,572
	8,101,389	8,573,548

OPERATING INCOME	968,377	1,113,689

OTHER INCOME (EXPENSES)
Interest and dividend income	391,559	442,989
Gain on sale of investments	7,513	6,018
Gain or (Loss) on disposal of assets	(71,883)	15,561
Interest expense	(26,321)	(77,354)
Income from equity investments	1,827,141	1,749,349
Gain or (Loss) on impairment of note receivable	445,253	(443,013)
Other, net	(39,770)	(45,717)
	2,533,492	1,647,833

INCOME BEFORE INCOME TAXES	3,501,869	2,761,522

INCOME TAXES	998,335	830,299

NET INCOME BEFORE MINORITY INTEREST	2,503,534	1,931,223

MINORITY INTEREST	2,398	(2,668)

NET INCOME	$2,505,932	$1,928,555

NET INCOME PER COMMON SHARE	$81.23	$62.50

DIVIDENDS PER COMMON SHARE	$8.00	$8.00

The accompanying notes are an integral part of these consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock, A and B Class		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	15,703,159	8,421,630	24,124,789

Comprehensive income:
Net Income			2,505,932	2,505,932

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net				-

Stated value stock adjustment		1,172,338	(1,172,338)

Balance at December 31, 2009	30,851	$16,875,497	$9,508,416	$26,383,913

The accompanying notes are an integral part of these consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,505,932	$1,928,555
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,040,454	979,478
Minority interest	(2,398)	2,668
Deferred income taxes	1,180,707	29,220
Amortization of investment premium/discount - net	36,764	43,363
Equity income in unconsolidated affiliates, net of distributions received of $1,831,455 and $2,529,549 in 2009 and 2008, respectively	4,314	780,200
(Gain) or loss on disposal of property	71,883	(15,561)
(Gain) or loss on impairment of note receivable	(445,253)	445,253
Gain on sale of marketable securities	(7,513)	(6,018)
Changes in assets and liabilities:
(Increase) or decrease in assets	205,305	(2,108,704)
Increase or (decrease) in liabilities	(3,824)	703,518

Net cash provided by operating activities	$4,586,371	$2,781,972

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,114,856)	(2,763,749)
Proceeds from the sale of assets	79,594	18,835
Purchase of marketable securities	(598,466)	(419,433)
Purchase of equity investments	(15,500)	(1,422,000)
Purchase of other investments - at cost	(6,055)	(15,621)
Purchase of investment in a subsidiary	(68,095)	-
Proceeds from the sale of marketable securities	899,975	2,192,168
Proceeds from the sale of other investments - at cost	24,103	28,197
Proceeds from the receipt of principal on note receivable	519,011	254,384
Issuance of notes receivable	-	(39,012)
Net cash used in investing activities	$(1,280,289)	$(2,166,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(953,105)	(187,710)
Proceeds from the issuance of long term debt	1,564,329	-
Common stock redeemed, net	-	(38,845)
Dividends paid	(246,808)	(246,808)
Net cash provided by (used in) financing activities	$364,416	$(473,363)

Net Increase in Cash and Cash Equivalents	$3,670,498	$142,378

Cash and Cash Equivalents at Beginning of Period	1,317,462	1,175,084

Cash and Cash Equivalents at End of Period	$4,987,960	$1,317,462

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$26,321	$77,354
Income taxes	$722,128	$1,388,117

The accompanying notes are an integral part of these consolidated financial statements.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Prairie Telephone Co., Inc., Tele-Services, Ltd., and Westside Independent Telephone Company.  The financial statements of Prairie Telephone Co., Inc. include the accounts of Prairie and its 100% owned subsidiary, BTC, Inc.  All material intercompany transactions have been eliminated in consolidation.  The consolidated financial statements also include the accounts of the Company’s 66 2/3% owned subsidiary, Carroll County Wireless, L.L.C.

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

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Fair Value Measurements

Recent accounting guidance for financial assets and liabilities presented at fair value defines “fair value”, establishes a framework for measuring fair value, and expands disclosures related to fair value measurements.  The guidance does not expand the use of fair value measurements in financial statements, but rather standardizes its definition and application in generally accepted accounting principles.  The guidance provides for the use of three levels of input in determining fair value measurements.  (Level 1 – quoted market prices; Level 2 – observable inputs of quoted market prices for similar or inactive items; and Level 3 – unobservable inputs.)  The company deferred until January 1, 2009 the adoption of this guidance for all non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.  This includes goodwill, intangibles and non-financial long-lived assets that are measured at fair value in impairment testing.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform with the 2009 presentation.  More specifically, with the purchase of an additional one-third interest in Carroll County Wireless, L.L.C. in January 2009, Breda owns a 66 2/3% interest in Carroll County Wireless, L.L.C as of December 31, 2009.  Prior to 2009, this investment had been accounted for using the equity method.  In order to conform with the 2009 presentation, Breda’s 33.33% interest in Carroll County Wireless at December 31, 2008 is also presented in the financial statements using the consolidation method.

The table below outlines the effect of these changes to the financial statements:

Difference
Total assets	$136,195
Total liabilities and equity	136,195

Difference
Operating revenues	$45,656
Operating expenses	41,671
Operating income	3,985
Income before income taxes	2,668

NOTE 2.	MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

	Unamortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009

Held-to-Maturity:
Municipal bonds	$3,581,827	$131,229	$(5,206)	$3,707,850
Government securities	2,132,398	31,147	(15,761)	2,147,784
	$5,714,225	$162,376	$(20,967)	$5,855,634

December 31, 2008

Held-to-Maturity:
Municipal bonds	$3,641,774	$77,334	$(37,007)	$3,682,101
Government securities	2,403,211	13,958	(181,424)	2,235,745
	$6,044,985	$91,292	$(218,431)	$5,917,846

	2009	2008
Amounts classified as:
Current	$490,724	$604,435
Noncurrent	5,223,501	5,440,550
Total	$5,714,225	$6,044,985

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2.	MARKETABLE SECURITIES (Continued)

The amortized cost and fair value of marketable debt securities at December 31, 2009, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Unamortized Cost	Fair Value
Due in one year or less	$490,724	$502,517
Due after one year through three years	1,249,076	1,299,387
Due after three years through five years	1,116,373	1,160,268
Due after five years	2,858,052	2,893,462
	$5,714,225	$5,855,634

Management evaluates the need for recording an other than temporary impairment for these investments annually.  Based on the nature and financial information available for each individual investment, the length of time and extent of its fair value being below cost (generally less than twelve months at December 31, 2009) and the Company’s ability and intent to hold the investments for a sufficient time to allow for the recovery of the cost of the investment, an other than temporary impairment has not been recognized as of December 31, 2009.

Investments measured at fair value are valued at level one in the fair value hierarchy.

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	December 31, 2009	December 31, 2008

Spiralight Network, LLC - 8.5%	-	519,012
Less impairment	-	(445,253)
	-	73,759
Less current portion	-	(73,759)
	$-	$-

The Company originated a promissory note to its unconsolidated affiliate, Spiralight Network, LLC, on September 5, 2007.  The original amount of the note was $480,000 and accrued interest from September 5, 2007, at a rate of 8.5 percent per annum until payment was scheduled to be made in full on September 14, 2008.  On September 14, 2008, the due date was extended one year, and $39,012 of accrued interest from September 5, 2007 through September 14, 2008, was added to the original note, bringing the note balance to $519,012.  Interest was to continue to accrue at 8.5 percent per annum until the loan was paid in full on September 14, 2009.  The note could be prepaid.  The Company had a 35.29% ownership interest in Spiralight Network, LLC.  On December 31, 2008, the Company recorded an allowance against the note of $445,253, to offset additional losses in 2008 exceeding the company’s equity basis in Spiralight.   The note was repaid in September 2009, and the Company reversed the allowance that was recorded in 2008.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2009	2008

Alpine Communications, L.C.	$3,389,504	$3,085,415
West Iowa Cellular, Inc.	1,547,040	1,632,882
RSA #1, Ltd.	1,660,481	1,561,117
RSA #7, Ltd.	594,949	555,730
RSA #9, Ltd.	1,011,261	973,207
Quad County Communications	14,955	37,021
Guthrie Group, L.L.C.	25,529	31,488
Bug Tussel Wireless, L.L.C.	-	649,001
Spiralight Network, L.L.C.	-	-
Hilbert Communications, L.L.C.	293,328	-
	$8,537,047	$8,525,861

The Company has a 22.27% ownership interest in Alpine Communications, L.C. (Alpine) at December 31, 2009 and December 31, 2008.  Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, and also provides Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2009 and 2008 and the twelve months then ended.

	Alpine Communications, L.C.

	2009	2008

Assets	$23,955,426	$24,706,029
Liabilities	11,979,642	13,928,446
Equity	$11,975,784	$10,777,583

Revenues	$8,142,250	$7,981,757
Expenses	6,594,048	6,196,723
Net Income	$1,548,202	$1,785,034

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at December 31, 2009 and 2008 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2009 and 2008 and the twelve months then ended.

2009
	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$6,670,576	$17,039,404	$11,163,461	$8,339,709
Liabilities	482,417	1,860,827	2,848,034	2,272,264
Equity	$6,188,159	$15,178,577	$8,315,427	$6,067,445

Revenues	$3,850,976	$10,800,091	$22,982,136	$15,284,205
Expenses	1,594,348	8,238,302	16,454,488	11,616,136
Net Income	$2,256,628	$2,561,789	$6,527,648	$3,668,069

2008

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$6,942,909	$15,635,382	$10,806,436	$7,822,542
Liabilities	411,378	1,413,854	3,039,166	1,983,413
Equity	$6,531,531	$14,221,528	$7,767,270	$5,839,129

Revenues	$3,675,022	$10,374,220	$21,795,116	$13,048,641
Expenses	1,511,719	7,008,521	16,138,900	9,353,024
Net Income	$2,163,303	$3,365,699	$5,656,216	$3,695,617

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at December 31, 2009 and 2008.  This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of December 31, 2009 and 2008 and the twelve months then ended.

	Quad County Communications

	2009	2008

Assets	$49,189	$116,125
Liabilities	4,324	5,061
Equity	$44,865	$111,064

Revenues	$24,214	$35,407
Expenses	116,030	67,330
Net Income	$(91,816)	$(31,923)

The Company has a 33.33% interest in Guthrie Group, L.L.C. at December 31, 2009 and 2008.  The Company’s percentage interest in Carroll County Wireless, L.L.C. was 66.67% at December 31, 2009 and 33.33% at December 31, 2008.  As a result of the change in ownership interest, the Company’s investment in Carroll County Wireless, L.L.C. is now accounted for using the consolidation method, beginning January 1, 2009.  Both companies have purchased the licenses to provide personal communication services (PCS); however, neither company has begun providing PCS services as of December 31, 2009.

As discussed in Note 1, with the purchase of an additional one-third interest in Carroll County Wireless, L.L.C. in January 2009, Breda owns a 66 2/3% interest in Carroll County Wireless, L.L.C as of December 31, 2009.      Prior to 2009, this investment had been accounted for using the equity method.  In order to conform with the 2009 presentation, Breda’s 33.33% interest in Carroll County Wireless at December 31, 2008 is also presented in the financial statements using the consolidation method.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the companies described above as of December 31, 2009 and 2008 and the twelve months then ended.

2009
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$197,099	$69,587
Liabilities	-	-
Equity	$197,099	$69,587

Revenues	$33,615	$3,850
Expenses	40,808	44,217
Net Income	$(7,193)	$(40,367)

2008
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$204,291	$94,463
Liabilities	-	-
Equity	$204,291	$94,463

Revenues	$45,671	$4,814
Expenses	41,671	37,017
Net Income	$4,000	$(32,203)

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

Effective January 15, 2009, Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all unit holders in various other telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC., whereby Prairie Telephone and the other holders received units in Hilbert Communications, LLC in exchange for the units they owned in the various telecommunications entities.  The following companies became wholly-owned subsidiaries of Hilbert Communications pursuant to this transaction:  Bug Tussel Wireless, LLC; Spiralight Network, LLC; Intelegra, LLC; Dakota Wireless, LLC; Michigan Wireless, LLC; and JustKake Investments, LLC.  The transfers of ownership of Dakota Wireless Group, LLC and JustKake Investments ,LLC are subject to FCC approval, and which such approval had not been received as of December 31, 2009.  Therefore, Dakota Wireless Group, LLC and JustKake Investments, LLC have not exchanged their member company interests for units in Hilbert Communications and are not considered subsidiaries of Hilbert Communications as of December 31, 2009.  Prior to the transaction with Hilbert Communications, Prairie Telephone owned approximately 9.94% of the units of Bug Tussel Wireless, LLC and approximately 35.29% of the interests in Spiralight Network, LLC.  Prairie Telephone owned 6.32% of the outstanding units of Hilbert Communications, LLC as of December 31, 2009.

The Company had a 9.94% ownership interest in Bug Tussel Wireless LLC (Bug Tussel) at December 31, 2008, and January 15, 2009.  Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

The following is a summary of condensed financial information pertaining to the company described above as of January 15, 2009 and December 31, 2008 and the 15-day period for 2009 and the twelve months then ended for 2008.

	Bug Tussel Wireless, L.L.C.

	2009	2008

Assets	$17,355,477	$17,627,571
Liabilities	12,296,277	12,955,330
Equity	$5,059,200	$4,672,241

Revenues	$316,766	$14,031,407
Expenses	618,104	14,256,407
Net Income	$(301,338)	$(225,000)

The Company had a 35.29% ownership interest in Spiralight Networks LLC (Spiralight) at December 31, 2008, and January 15, 2009.   Spiralight provides fiber optic transport services in Wisconsin, Illinois and Minnesota.

This investment is accounted for under the equity method with the Company recognizing their proportionate share of income and losses to the extent that the investment exceeds losses.  Accordingly, the recorded investment amount in Spiralight was eliminated at June 30, 2008.  At December 31, 2008, additional losses in excess of the basis totaling $484,264 were applied against the outstanding note receivable.  This note receivable was repaid in September 2009, and the allowance recorded against the receivable was reversed, as noted earlier.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the company described above as of January 15, 2009 and December 31, 2008 and the 15-day period for 2009 and the twelve months then ended for 2008.

	Spiralight Network, L.L.C.

	2009	2008

Assets	$2,787,947	$2,100,128
Liabilities	4,704,486	3,251,268
Equity	$(1,916,539)	$(1,151,140)

Revenues	$136,469	$3,236,060
Expenses	250,049	5,886,060
Net Income	$(113,580)	$(2,650,000)

The Company had a 6.32% ownership interest in Hilbert Communications, LLC (Hilbert) at December 31, 2009.  Hilbert provides fiber optic transport services in Wisconsin, Illinois and Minnesota; provides roaming services to cellular carriers on their wireless network in Wisconsin; provides cellular services to retail customers in Wisconsin; provides wireless industry consulting services to carriers at any location; and provides all services as previously provided by the wholly-owned subsidiaries.

	Hilbert Communications, L.L.C.

	2009	2008

Assets	$32,474,471	$
Liabilities	5,468,799
Equity	$27,005,672		$-

Revenues	$15,973,227	$
Expenses	20,832,084
Net Income	$(4,858,857)		$-

Partnership investments above with less than a 20% ownership are carried at equity due to the level of influence the Company has with respect to each investment.  Investments in limited liability companies are on the equity method if ownership is more than 3-5%.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4.	OTHER INVESTMENTS (Continued)

LONG-TERM INVESTMENTS AT COST

Long-term investments at cost include nonmarketable equity securities and certificates as follows:

	2009	2008

Solix, Inc.	$300,000	$300,000
Rural Telephone Finance Cooperative - certificates	164,823	171,110
Iowa Network Services - stock	78,706	78,705
NRTC Patronage Capital - certificates	20,339	32,390
Other	91,674	91,385
	$655,542	$673,590

As of December 31, 2009, the Company had $655,542 in cost method investments.  Management determined it is not practical to estimate fair value, or it was unnecessary to evaluate these investments for impairment as no identified adverse event or changes in circumstances were observed.  In accordance with generally accepted accounting principles the Company is not required to estimate fair value under these conditions.

Because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs, management has determined it is not practical to estimate the fair value of these cost and equity method investments.  However, management believes that the carrying amount of these investments at December 31, 2009, included in other investments is not impaired.

NOTE 5.	GOODWILL

Goodwill consists of the following:

	2009	2008

Balance, beginning of year	$896,812	$896,812
Goodwill acquired	21,903	-
Goodwill impairment	-	-
Balance, end of year	$918,715	$896,812

The Company annually assesses its recorded balances of goodwill and indefinite lived intangible assets.  As a result, the Company determined no impairment needed to be recorded for the years ended December 31, 2009 and 2008.  The goodwill acquired in 2009 came from the Company’s purchase of an additional one-third interest in Carroll County Wireless, L.L.C.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2009	2008

Telephone plant in service:
Land	$42,817	$43,408
Buildings	1,601,653	1,488,045
Other general support assets	2,310,370	2,433,732
Central office assets	5,356,121	5,566,624
Cable and wire facilities	6,254,357	6,025,376
Other plant and equipment	1,159,874	1,148,988
	16,725,192	16,706,173

Cable television plant in service:
Land	$1,000	$8,846
Buildings	43,313	132,673
Other plant and equipment	172,522	182,497
Towers, antennas and head end equipment	321,877	1,613,382
Cable and wire facilities	330,138	1,573,544
Franchises	5,992	30,092
	874,842	3,541,034

Total property, plant and equipment	17,600,034	20,247,207
Less accumulated depreciation	11,571,548	13,744,653
	6,028,486	6,502,554
Plant under construction	2,073,886	355,299
	$8,102,372	$6,857,853

Telephone cable and wire facilities of approximately $852,000 were fully or nearly fully depreciated in 2009.  Depreciation on depreciable property resulted in composite rates of 5.5% and 5.2% for 2009 and 2008, respectively.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7.	INCOME TAXES

Income taxes reflected in the Consolidated Statements of Income consist of the following:

	2009	2008

Federal income taxes:
Current tax expense	$(161,525)	$509,074
Deferred tax expense	823,893	55,623
State income taxes:
Current tax expense	(20,847)	292,005
Deferred tax expense	356,814	(26,403)
Total income tax expense	$998,335	$830,299

Deferred federal and state tax liabilities and assets reflected in the Consolidated Balance Sheets are summarized as follows:

	2009	2008

Deferred tax liabilities
Federal	$1,860,341	$1,645,669
State	637,491	538,397
Total deferred tax liabilities	2,497,832	2,184,066

Deferred tax assets
Federal	(62,143)	(671,364)
State	(26,450)	(284,169)
Total deferred tax assets	(88,593)	(955,533)

Net deferred tax liabilities	$2,409,239	$1,228,533

Current portion	$(58,862)	$(718,595)
Long-term portion	2,468,101	1,947,128
Net deferred tax liability	$2,409,239	$1,228,533

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	10.1%	10.1%
Amortization of bond premiums	4.9%	1.0%
Dividends received deduction	-8.0%	-8.0%
Tax exempt interest	-9.1%	-9.1%
Other	-3.4%	2.1%
Effective income tax rate	28.5%	30.1%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company, and Tele-Services, Ltd.  BTC, Inc. is a subsidiary of Prairie Telephone Co., Inc.

NOTE 8.	LONG-TERM DEBT

Long-term debt consists of:

	2009		2008

Rural Telephone Finance Cooperative (RTFC)
7.00% (Variable Rate)		-		951,495
Rural Utilities Service (RUS)		1,562,719		-
		1,562,719		951,495
	$		$
Less current portion		14,144		200,507
		$1,548,575		$750,988

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2010	$14,144
2011	59,145
2012	60,294
2013	62,958
2014	65,562
2015 and After	1,300,616

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 8.	LONG-TERM DEBT (Continued)

Prepayment of all remaining principal and interest on the RTFC loan was made on April 30, 2009, in addition to a prepayment fee of $4,513.01.

The Company has two lines of credit with the RTFC.  The first line of credit is for $1,500,000 and is available until November 15, 2010.  The second line of credit with the RTFC is for $500,000 and is available until November 30, 2010.  The interest rate at December 31, 2009 for both lines of credit is 4.75%.  No funds were advanced under either line of credit at December 31, 2009.

As of December 31, 2009, BTC, Inc. had outstanding $1,562,719 of long-term debt with the Rural Utilities Service.  Each advance on this pre-approved $10,000,000 rural broadband access loan carries its own interest rate for the term of the individual loan advance.  BTC, Inc. received its first loan advance in the amount of $1,000,000 on October 2, 2009, and this loan advance carries a fixed interest rate of 3.918%.  BTC, Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.  The RUS advances are to be paid in monthly installments covering principal and interest beginning twelve months from the date of receipt of the first loan advance.  The principal and interest will be paid in full on all advances at April 28, 2029.  During the first twelve months after the receipt of the first loan advance, monthly payments of interest only are required.  Principal of $1,610 was paid on the first RUS loan advance as of December 31, 2009.

The security and loan agreements underlying the Rural Utilities Service notes contain certain restrictions on distributions to stockholders, investment in or loans to others, payment of management fees or issuance of any new or preferred stock.  BTC, Inc. is restricted from making any distributions, except as might be specifically authorized in writing in advance by the Rural Utilities Service note holders.  The borrower may make a distribution after 75% of the loan funds have been expended as approved if after such distribution, the Borrower’s Net Worth is equal to at least twenty percent (20%) of its Total Assets and the amount of all such distributions during the calendar year does not exceed twenty-five percent (25%) of the borrower’s net income or net margins for the prior calendar year.  BTC, Inc. is required to achieve a times interest earned ratio of not less than 2.0 beginning December 31, 2010.

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

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	$7,917,048	$382,498	$770,220	$9,069,766
Interest income	348,770	10,348	32,441	391,559
Interest expense	(26,317)	-	(4)	(26,321)
Depreciation and amortization	890,583	24,561	125,310	1,040,454
Income tax expense (benefit)	874,067	(144,616)	268,884	998,335
Segment profit (loss)	2,975,893	(178,086)	(291,875)	2,505,932
Segment assets	27,682,775	458,343	4,725,387	32,866,505
Expenditures for segment assets	1,355,088	6,341	753,427	2,114,856

2008

Revenues and sales	$8,322,715	$651,163	$713,359	$9,687,237
Interest income	407,154	16,962	18,873	442,989
Interest expense	(77,354)	-	-	(77,354)
Depreciation and amortization	802,801	35,478	141,199	979,478
Income tax expense (benefit)	866,403	(174,132)	138,028	830,299
Segment profit (loss)	2,453,973	(193,502)	(331,915)	1,928,556
Segment assets	24,845,441	536,311	3,846,155	29,227,907
Expenditures for segment assets	3,021,452	(75,806)	(181,897)	2,763,749

NOTE 10.	NET INCOME PER COMMON SHARE

Net income per common share for 2009 and 2008 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the years ended December 31, 2009 and 2008 were 30,851 and 30,859, respectively.

NOTE 11.	STOCK VALUE ADJUSTMENT

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

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The Company has a defined benefit pension plan covering most employees.  The multi employer retirement program is with the National Telephone Cooperative Association (NTCA) and has been approved by the Internal Revenue Service.  Pension costs expensed and capitalized for 2009 and 2008 were $133,248 and $128,624, respectively.  The Company makes annual contributions to the plan equal to amounts accrued for pension expense.

Index

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The Company has determined it does not have a material legal obligation to remove long-term assets and accordingly, there have been no liabilities recorded for the years ended December 31, 2009 and 2008.

NOTE 15.	RELATED PARTY TRANSACTIONS

The Company receives commission revenue from RSA #9, Ltd. Partnership (RSA #9) based on cellular service activation and retention.  The Company has a 16.7% ownership interest in RSA #9.  Commissions received by the Company for the years ended December 31, 2009 and 2008 were approximately $1,269,259 and $1,281,000, respectively.  At December 31, 2009 and 2008, $136,131 and $172,796 were due from RSA #9 for commissions.

NOTE 16.	CONCENTRATIONS OF CREDIT RISK

The Company grants credit to local service customers, all of whom are located in the service area, broadcast customers, Internet customers and telecommunications intrastate and interstate long distance carriers.

The Company received 52% of its 2009 revenues from access revenues and assistance provided by the Federal Universal Service Fund.  As a result of the Telecommunications Act of 1996, the manner in which access revenues and Universal Service Funds are determined is currently being modified by regulatory bodies.

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

The Company routes conference bridging minutes of use through its switch in Carroll, Iowa.  The Company generates revenues from this service based on tariffed rates per minutes of use, which is charged to interexchange carriers.  In April 2007 certain interexchange carriers began disputing the charges and the volume of minutes on which the charges were billed, and stopped payment until the dispute could be settled.  The Company has reached agreements with two of its major carriers and the Company is currently corresponding with the remaining interexchange carriers regarding the payment of the unpaid access charges.  The Company’s estimated unpaid access charges resulting from conference bridge services as of December 31, 2009 is $1,346,320.  The Company has accrued additional accounts payable for related costs associated with the conference bridge minutes of $1,295,378 as of December 31, 2009.

NOTE 17.	NONCASH INVESTING ACTIVITIES

Noncash investing activities included $321,594 during the year ended December 31, 2009 relating to plant and equipment additions placed in service during 2009, which are reflected in accounts payable at year-end.

Index

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

Management's Annual Report on Internal Control Over Financial Reporting

The management of Breda is responsible for establishing and maintaining adequate internal control over financial reporting for Breda.  Breda's internal control system was designed to, in general, provide reasonable assurance to Breda's management and board of directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Breda's management assessed the effectiveness of Breda's internal control over financial reporting as of December 31, 2009.  The COSO Framework (the Integrated Framework from the Committee of Sponsoring Organizations of the Treadway Commission) and ITGI’s (IT Governance Institute) Control Framework were used as a basis for comparison as controls were identified, adopted and tested.  Based on that assessment, Breda's management has determined that as of December 31, 2009, Breda's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of Breda's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Breda's registered public accounting firm pursuant to temporary rules of the  Securities and Exchange Commission that permit Breda to provide only management's report in this annual report.

Index

Changes in Internal Control Over Financial Reporting

No change in Breda's system of internal control over financial reporting occurred during the period of October 1, 2009 through December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

Item 9B.	Other Information.

Breda did not have any information which was required to be disclosed in a report on Form 8-K during the period of October 1, 2009 through December 31, 2009 which was not reported on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

The directors and executive officers of Breda as of the date of this annual report were as follows:

Name	Age	Position(s)

Charles Thatcher	58	President and Director

Daniel Nieland	53	Vice President andDirector

Rick Anthofer	53	Treasurer and Director

Neil Kanne	63	Secretary and Director

Clifford Neumayer	61	Director

Dean Schettler	57	Director

Dr. Daniel McDermott	56	Director

Charles (Chuck) Thatcher has been a director of Breda since May, 2001.  His current term as a director of Breda will end at the annual shareholders meeting which will be held in 2010.  He has also served as a director of each of Breda's subsidiaries since May, 2001.  Mr. Thatcher has been the President of Breda and of each of Breda's subsidiaries since June 14, 2005.  Mr. Thatcher has been an owner of Midwest Wholesale Building Products in Carroll, Iowa for over 20 years.  Midwest Wholesale Building Products is a wholesaler/retailer of lumber, building products and materials.

Index

Daniel Nieland has been a director of Breda since May 17, 2005, and his current term as a director will end at the annual shareholders meeting which will be held in 2011.  Mr. Nieland has also served as a director of each of Breda's subsidiaries since May, 2005.  Mr. Nieland has been the vice president of Breda and each of Breda's subsidiaries since June 10, 2008.  Mr. Nieland has been self-employed as a farmer since 1978.  He has served as a board member of Mt. Carmel Mutual Insurance Association in Breda, Iowa since approximately 1988.  Mr. Nieland has served as a Carroll County Supervisor since January 2007.

Rick Anthofer has been a director of Breda since August, 2003.  His current term as a director will end at the annual meeting of the shareholders which is held in 2012.  He has also served as a director of each of Breda's subsidiaries since August, 2003.  Mr. Anthofer has served as the Treasurer of Breda and each of Breda's subsidiaries since June 14, 2005.  Mr. Anthofer has been the vice president of Breda Savings Bank, in Breda, Iowa, since approximately September 15, 1999.  He was an agricultural and commercial loan officer and an assistant vice president at Carroll County State Bank in Carroll, Iowa, for approximately 13 years prior to that time.  Mr. Anthofer was a  member of the Breda, Iowa City Council from 1988 through 2009.

Neil Kanne has been a director of Breda since May, 2004, and his term as a director will end at the annual shareholders meeting which will be held in 2010.  He has also served as a director of each of Breda's subsidiaries since May, 2004.  Mr. Kanne has been the Secretary of Breda and of each of Breda's subsidiaries since October 30, 2006.  Mr. Kanne has been self-employed as a farmer since 1970

Clifford Neumayer has been a director of Breda since October 25, 2006, and his current term as a director will end at the annual shareholders meeting which will be held in 2012.  Mr. Neumayer has also served as a director of each of Breda's subsidiaries since October 2006.  Mr. Neumayer was also a director of Breda and each of Breda's subsidiaries from April, 1996 until May 17, 2005.  He was the vice president of Breda and each of Breda's subsidiaries from May 7, 1996 through June 9, 2003, and the president of Breda and each of its subsidiaries from June 9, 2003 until June 14, 2005.  Mr. Neumayer has been self-employed as a farmer since 1970.

Dean Schettler has been a director of Breda since May 22, 2008, and his current term as a director will end at the annual meeting of the shareholders which is held in 2011.  Mr. Schettler has also served as a director of each of Breda's subsidiaries since May, 2008.  Mr. Schettler was a director of Breda and each of Breda's subsidiaries from April, 1997 until October 25, 2006.  He was the President of Breda and each of Breda's subsidiaries from May 11, 1998 through June 9, 2003, and he was the Vice President of Breda and each of Breda's subsidiaries from June 9, 2003 until June 14, 2005.  Mr. Schettler was employed by Pella Corporation in Pella, Iowa from August, 1986 until April 27, 2007.  He was a moulder technician until August 1997, and he was a production coordinator from that time until April, 2007.  Pella Corporation is a window and door manufacturer.  He has been the owner and president of Keystone Petroleum Products, LLC, d/b/a Sheppy's Short Stop in Breda, Iowa since April 27, 2007.

Index

Dr. Daniel McDermott has been a director of Breda since May 21, 2009, and his current term as a director will end at the annual meeting of the shareholders which is held in 2012.  Mr. McDermott has also served as a director of each of Breda's subsidiaries since May 21, 2009.  Mr. McDermott has been a veterinarian since 1981, and he is a former owner of Breda Lakeview Vet Services.

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

Significant Employees
Breda had three employees who made a significant contribution to Breda's business in 2009, and those employees are the following:

Name	Age	Position(s)

Steve Frickenstein	58	Chief Executive Officer (until June 30, 2009)

Charles Deisbeck	43	Chief Operations Officer (until June 30, 2009) Chief Executive Officer (commencing July 1, 2009)

Jane Morlok	56	Chief Financial Officer

Kevin Batcher	42	Chief Operating Officer (commencing July 1, 2009)

Index

Mr. Frickenstein was the chief executive officer of Breda from July 1, 2006 until June 30, 2009, at which time Mr. Frickenstein retired and ceased to serve as Breda's chief executive officer.  Mr. Frickenstein served as a general manager of construction support for AT&T from May 1, 2000 through July 22, 2005.  He provided various consulting services to Breda during the period of January, 2006 to June, 2006.  Mr. Frickenstein had 36 years of experience in the telecommunications industry, and he began his career as a lineman for Illinois Bell.  He also had assignments in Europe and with Bell Labs in New Jersey.

Mr. Deisbeck served as the chief operations officer of Breda from July 1, 2006 until July 1, 2009, at which time Mr. Deisbeck became the chief executive officer of Breda, filling the vacancy in that position that was created by Mr. Frickenstein's retirement.  Mr. Deisbeck was an operations manager at Choice One Communications in Milwaukee, Wisconsin, from September, 2000, to October, 2002.  He served as the operations manager at Red River Telephone Company in Abercrombie, North Dakota, from October, 2002, until June 30, 2006.  He has held various plant operations positions in the telecommunications industry since 1988.

Ms. Morlok was the chief financial officer and co-chief executive officer of Breda from March 20, 1998 to July 1, 2006.  She also served as Breda's interim chief executive officer from April 11, 2006 until July 1, 2006.  Her title since July, 2006 has been chief financial officer.

Mr. Batcher became the chief operations officer of Breda on July 1, 2009, filling the vacancy in that position that was created when Charles Deisbeck became the chief executive officer of Breda.  Mr. Batcher was the Director of Operations at One Communications, formerly Choice One Communications, in Milwaukee, Wisconsin, from 2004 until May 31, 2009.  From 1999 to 2002, he was a Lead Field Services Technician for Choice One Communications, before becoming its Operations Manager from 2002 to 2004.  Mr. Batcher has held various data and informational technology management positions since 1998.

Index

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

Procedures for Recommending Nominees to Breda's Board of Directors

There were no material changes in 2009 to the procedures by which the shareholders of Breda may recommend nominees for election as a director of Breda.

Code of Ethics

Breda has adopted a code of ethics that applies to Breda's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the code of ethics is filed as an exhibit to this annual report.

Index

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Executive Officers And Directors" section in Breda's definitive proxy statement to be filed by Breda with respect to the annual meeting of the shareholders of Breda which will be held in 2010, which definitive proxy statement shall be filed within one hundred and twenty days after the end of the fiscal year covered by this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of Breda's common stock as of March 1, 2010 by the directors and executive officers of Breda.  Breda had 30,851 outstanding shares of common stock on March 1, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership1	Percent of Class

Series 1 and Series 2 Class A Common Stock	Charles Thatcher, Director and President	422.136%

Series 2 Class A Common Stock	Daniel Nieland, Director and Vice President	2.006%

Series 2 Class A Common Stock	Rick Anthofer, Director and Treasurer	53.172%

Series 2 Class A Common Stock	Neil Kanne, Director and Secretary	43.013%

Series 3 Class A Common Stock	Dean Schettler, Director	2.006%

Series 1 and Series 2 Class A Common Stock	Clifford Neumayer, Director	1864	.603%

Series 3 Class A Common Stock	Dr. Daniel McDermott, Director	1195	.386%

	All directors and officers as a group (7 persons)	408	1.32%

1	Unless otherwise indicated by a footnote, all of the shares are directly owned by the listed individual and are not pledged as security by the listed individual.
2	Sixteen of these shares are held by Mr. Thatcher's spouse. Twenty five shares are shares of the Series 1 Class A Common Stock. All of the other shares are Series 2 Class A Common Stock.
3	Two of these shares are held by Mr. Kanne's spouse.
4	Five of these shares are held by Mr. Neumayer's spouse and are shares of Series 1 Class A Common Stock.
5	Fifty of these shares are held by Mr. McDermott's spouse.

Index

Charles Deisbeck, Kevin Batcher, and Jane Morlok are employed as, respectively, Breda's chief executive officer, chief operations officer and chief financial officer.  None of them own any shares of Breda's common stock.  Steve Frickenstein was the chief executive officer during part of 2009.  Mr. Frickenstein does not own any shares of Breda's common stock.

To Breda's knowledge, as of March 1, 2010:

•
No person or group was the beneficial owner of more than 5% of Breda's outstanding common stock, and no person or group held more than 5% of Breda's outstanding common stock pursuant to any voting trust or similar agreement; and

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

Transactions With Related Persons

There were no transactions since the beginning of Breda's fiscal years ended December 31, 2008 or December 31, 2009, and there are no currently proposed transactions, in which Breda was or is to be a participant and where the amount involved exceeds the lesser of $120,000 or one percent of the average of Breda's total assets at the years ended December 31, 2008 and December 31, 2009, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

•	any director or executive officer of Breda;

•	any person who is known by Breda to own of record or beneficially more than 5% of Breda's outstanding shares of common stock; or

•	any immediate family member of any of the foregoing persons.

Index

The directors of Breda are Charles Thatcher, Rick Anthofer, Neil Kanne, Clifford Neumayer, Dean Schettler, Daniel Nieland and Dr. Daniel McDermott.  Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with his individual exercise of independent judgment.

Any potential or actual transactions with related persons would be reviewed by the CFO.  Any actual invoices would be brought to the Board of Directors at their regulary-scheduled monthly board meeting for approval before payment of any related party transaction.  As noted previously, there were no related party transactions that Breda is aware of for the fiscal years ended December 31, 2008 or December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The following paragraphs describe the aggregate fees that were billed to Breda by Kiesling Associates, LLP for the fiscal years ended December 31, 2008 and December 31, 2009.

Audit Fees.

Breda was billed $33,519 and $49,650 for, respectively, the fiscal years ended December 31, 2008 and December 31, 2009 for the audit of Breda's annual financial statements and review of the financial statements included in Breda's quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those two fiscal years.

Audit Related Fees.

Breda was billed $11,921 and $8,821 for, respectively, the fiscal years ended December 31, 2008 and December 31, 2009 for assurance and related services that were reasonably related to the performance of the audit or review of Breda's financial statements and which are not reported under "Audit Fees" above.  The nature of those services was compliance, assurance and review work in connection with SEC filings.

Index

Tax Fees.

Breda was billed $4,900 and $4,900 for, respectively, the fiscal years ended December 31, 2008 and December 31, 2009 for tax compliance, tax advice and tax planning services.  The nature of those services was tax return and estimated tax preparation work.

All Other Fees.

Breda was billed $2,900 and $3,600 for, respectively, the fiscal years ended December 31, 2008 and December 31, 2009 for products and services which are not described under "Audit Fees", "Audit Related Fees" and "Tax Fees" above.   The nature of those products and services was consulting on industry related issues.

Each specific, one-time engagement of Kiesling Associates, LLP is approved by the board of directors of Breda.  The board of directors pre-approves on a quarterly basis a budget for the provision of services, such as industry consulting, accounting seminars or tariff consulting, by non-audit personnel of Kiesling Associates, LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

Index

Incorporated by Reference
Exhibit			Filed Herewith;		Period		Filing
Number	Exhibit Description		Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement			10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws			8-K		3.2	4/4/07

10.1	Employment Agreement dated August 11, 2009 with Jane Morlok		E-1

10.3	Employment Agreement dated August 11, 2009 with Charles Deisback		E-5

10.4	Employment Agreement dated August 11, 2009 with Kevin Batcher		E-9

14	Code of Conduct			10-K	12/31/08	14	3/31/09

14.1	Supplemental Code of Conduct and Ethics for the CEO and Senior Officers			8-K		14.1	8/14/09

21	Subsidiaries of the Registrant			10-KSB	12/31/03	21	3/26/04

31	Rule 13a-14(a) Certifications

	31.1	Certification of Chief Executive Officer	E-13

	31.2	Certification of Chief Financial Officer	E-15

32	Section 1350 Certifications

	32.1	Certification of Chief Executive Officer	E-17

	32.2	Certification of Chief Financial Officer	E-18

Index

Exhibits 10.1, 10.3 and 10.4 are management contracts or compensatory plans or arrangements which are required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: March 30, 2010	By:	/s/	Charles Deisbeck
Charles Deisbeck, Chief Executive Officer

	By:	/s/	Jane Morlok
Jane Morlok, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Rick Anthofer	By:	/s/ Daniel McDermott
	Rick Anthofer, Treasurer and Director		Daniel McDermott, Director
	Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Clifford Neumayer	By:	/s/ Dean Schettler
	Clifford Neumayer, Director		Dean Schettler, Director
	Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok
	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: March 30, 2010		Date: March 30, 2010

By:	/s/ Kevin Batcher	By:	/s/ Charles Deisbeck
	Kevin Batcher, Chief Operations Officer		Charles Deisbeck, Chief Executive Officer
	Date: March 30, 2010		Date: March 30, 2010

Index

EXHIBIT INDEX
Exhibits to Form 10-K of Breda Telephone Corp.
for the Fiscal Year Ended December 31, 2009

Description of Exhibit.

10.1	Employment Agreement dated August 11, 2009 with Jane Morlok		E-1

10.3	Employment Agreement dated August 11, 2009 with Charles Deisbeck		E-5

10.4	Employment Agreement dated August 11, 2009 with Kevin Batcher		E-9

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-13

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-15

32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-17

	32.2	Section 1350 Certification of Chief Financial Officer	E-18