Form 10-Q
period 2010-03-13
BREDA TELEPHONE CORP
filed 2010-05-14
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
☐   Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,022 shares of Class A common stock and 4,829 shares of Class B common stock, no par value, at May 1, 2010.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended March 31, 2010

Index

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended March 31, 2010 and 2009
And the Year Ended December 31, 2009

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

Contents

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Stockholders’ Equity	5

Condensed Consolidated Statements of Cash Flow	6

Notes to Condensed Consolidated Financial Statements	7-12

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,035,656	$4,987,960
Marketable securities	300,698	490,724
Accounts receivable, net of allowances of $168,376 and $159,831in 2010 and 2009, respectively	2,230,678	1,928,483
Interest receivable	69,115	62,693
Inventory, at average cost	308,121	297,678
Prepaid income taxes	950,875	1,310,951
Other	282,561	291,977
Deferred income taxes	70,955	58,862
	9,248,659	9,429,328

OTHER NONCURRENT ASSETS
Marketable securities	5,282,560	5,223,501
Investments in unconsolidated affiliates at equity	8,548,737	8,537,047
Other investments at cost	607,967	655,542
Goodwill	918,715	918,715
	15,357,979	15,334,805

PROPERTY, PLANT AND EQUIPMENT	8,269,301	8,102,372

TOTAL ASSETS	$32,875,939	$32,866,505

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$28,494	$14,144
Accounts payable	1,443,339	2,091,609
Accrued taxes	119,383	157,740
Other	415,930	136,722
	2,007,146	2,400,215

LONG-TERM DEBT, less current portion	1,531,091	1,548,575

OTHER NONCURRENT LIABILITIES	2,444,405	2,468,101

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,032 and 26,109 shares issued and outstanding at $587 and $547stated values, respectively	15,280,784	14,281,623
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,819 and 4,742 shares issued and outstanding at $587 and $547stated values, respectively	2,828,753	2,593,874
Retained earnings	8,718,720	9,508,416
	26,828,257	26,383,913

MINORITY INTEREST	65,040	65,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,875,939	$32,866,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended
	2010	2009

OPERATING REVENUES	$2,467,594	$2,222,641

OPERATING EXPENSES
Cost of services	1,227,630	1,039,099
Depreciation and amortization	249,930	293,276
Selling, general, and administrative	581,682	635,950
	2,059,242	1,968,325

OPERATING INCOME	408,352	254,316

OTHER INCOME (EXPENSES)
Interest and dividend income	146,188	162,561
Loss on sale of investments	(20)	-
Loss on disposal of assets	(4,092)	-
Interest expense	(66)	(16,424)
Income from equity investments	466,621	745,426
Other, net	(2,206)	(10,482)
	606,425	881,081

INCOME BEFORE INCOME TAXES	1,014,777	1,135,397

INCOME TAXES	324,287	418,418

NET INCOME BEFORE MINORITY INTEREST	690,490	716,979

MINORITY INTEREST	662	1,221

NET INCOME	$691,152	$718,200

NET INCOME PER COMMON SHARE	$22.40	$23.28

DIVIDENDS PER COMMON SHARE	$8.00	$8.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock, A and B Class		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2008	30,851	$15,703,159	$8,421,630	$24,124,789

Comprehensive income:
Net Income			2,505,932	2,505,932

Dividends paid			(246,808)	(246,808)

Stated value stock adjustment		1,172,338	(1,172,338)

Balance at December 31, 2009	30,851	16,875,497	9,508,416	26,383,913

Comprehensive income:
Net Income			691,152	691,152

Dividends declared			(246,808)	(246,808)

Stated value stock adjustment		1,234,040	(1,234,040)

Balance at March 31, 2010	30,851	$18,109,537	$8,718,720	$26,828,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$691,152	$718,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	249,930	293,276
Minority interest	(662)	(1,221)
Deferred income taxes	(35,789)	157,910
Amortization of investment premium/discount - net	10,139	8,716
Equity income in unconsolidated affiliates, net of distributions received of $454,931 and $109,191 in 2010 and 2009, respectively	(11,690)	(636,235)
Loss on disposal of property	4,092	-
Loss on sale of marketable securities	20	-
Changes in assets and liabilities:
Decrease in assets	50,432	1,109,029
Decrease in liabilities	(834,857)	(422,970)

Net cash provided by operating activities	$122,767	$1,226,705

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(240,468)	(96,028)
Proceeds from the sale of assets	149	-
Purchase of marketable securities	(104,193)	(141,484)
Purchase of equity investments	-	(90,000)
Proceeds from the sale of marketable securities	225,000	185,622
Proceeds from the sale of other investments - at cost	47,575	9,386
Proceeds from the receipt of principal on note receivable	-	39,012
Net cash used in investing activities	$(71,937)	$(93,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(3,134)	(48,895)
Net cash used in financing activities	$(3,134)	$(48,895)

Net Increase in Cash and Cash Equivalents	$47,696	$1,084,319

Cash and Cash Equivalents at Beginning of Period	4,987,960	1,317,462

Cash and Cash Equivalents at End of Period	$5,035,656	$2,401,781

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,790	$16,424
Income taxes	$-	$1,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009 and the results of operation and changes in cash flows for the three months ended March 31, 2010 and 2009.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results of the entire year.

Certain reclassifications have been made to the 2009 financial statements to conform with the 2010 presentations.

NOTE 2.         NONCASH INVESTING ACTIVITIES

Noncash investing activities included $180,630 and $8,759 during the three months ended March 31, 2010 and March 31, 2009, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at March 31, 2010 and March 31, 2009.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.         OPERATING SEGMENTS (continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
Three Months Ended	Exchange		Service
March 31, 2010	Carrier	Broadcast	Provider	Total
Revenues	$2,212,695	$51,969	$202,930	$2,467,594
Segment profit (loss)	790,781	(18,386)	(81,243)	691,152

	Local		Internet
Three Months Ended	Exchange		Service
March 31, 2009	Carrier	Broadcast	Provider	Total
Revenues	$1,891,199	$144,080	$187,362	$2,222,641
Segment profit (loss)	824,435	(40,679)	(65,556)	718,200

NOTE 4.         NET INCOME PER COMMON SHARE

Net income per common share for March 31, 2010 and 2009 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the three months ended March 31, 2010 and 2009 were 30,851 and 30,851 respectively.

NOTE 5.         STOCK VALUE ADJUSTMENT

During March 2010, the board of directors authorized a $40 increase in the stated value of each share of common stock from $547 to $587.  There were 30,851 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,234,040.

During April 2009, the board of directors authorized a $38 increase in the stated value of each share of common stock from $509 to $547.  There were 30,851 shares outstanding at the time of the value adjustment, which reduced retained earnings by $1,172,338.

NOTE 6.         PURCHASE COMMITMENTS

As of March 31, 2010, purchase commitments for the construction of the fiber-to-the-home project in Breda’s CLEC in Carroll, Iowa totaled $6,868,038.41.  Breda is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, Breda received the first loan proceeds in the amount of $1,000,000, and this loan advance carries a fixed interest rate of 3.918%.  BTC Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY
Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2010	2009

Alpine Communications, L.C.	$3,448,735	$3,389,504
West Iowa Cellular, Inc.	1,688,080	1,547,040
RSA #1, Ltd.	1,677,034	1,660,481
RSA #7, Ltd.	597,767	594,949
RSA #9, Ltd.	937,078	1,011,261
Quad County Communications	30,976	14,955
Guthrie Group, L.L.C.	22,332	25,529
Hilbert Communications, L.L.C.	146,735	293,328
	$8,548,737	$8,537,047

The Company has a 22.27% ownership interest in Alpine Communications, L.C. (Alpine) at March 31, 2010.  Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, and also provides Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of March 31, 2010.

Alpine Communications, L.C.

2010

Assets	$24,233,209
Liabilities	11,979,915
Equity	$12,253,294

Revenues	$2,112,439
Expenses	1,606,000
Net Income	$506,439

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS (Continued)

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at March 31, 2010 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

First quarter 2010 financial statements were unavailable for West Iowa Cellular, Inc. as of the date of this report.  Estimates of Breda’s first quarter income from West Iowa Cellular, Inc. were included in Breda’s financial statements for the three-month period ending March 31, 2010 in the amount of  $141,040.

The following is a summary of condensed financial information pertaining to the remaining  companies described above as of March 31, 2010.

2010

	RSA #1	RSA #7	RSA #9

Assets	$16,993,062	$11,263,517	$7,506,618
Liabilities	1,703,308	2,914,055	1,884,264
Equity	$15,289,754	$8,349,462	$5,622,354

Revenues	$2,503,943	$5,952,683	$3,926,825
Expenses	2,019,492	4,213,230	2,879,816
Net Income	$484,451	$1,739,453	$1,047,009

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.           OTHER INVESTMENTS (Continued)

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at March 31, 2010.  This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of March 31, 2010.

Quad County Communications

2010

Assets	$97,210
Liabilities	4,283
Equity	$92,927

Revenues	$15,816
Expenses	14,451
Net Income	$1,365

The Company has a 33.33% interest in Guthrie Group, L.L.C. at March 31, 2010.  The following is a summary of condensed financial information pertaining to the company described above as of March 31, 2010.

Guthrie Group, L.L.C.

2010

Assets	$69,587
Liabilities	-
Equity	$69,587

Revenues	$3,850
Expenses	44,217
Net Income	$(40,367)

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS (Continued)

The Company had a 6.19% ownership interest in Hilbert Communications, LLC (Hilbert) at March 31, 2010.  Hilbert provides fiber optic transport services in Wisconsin, Illinois and Minnesota; provides roaming services to cellular carriers on their wireless network in Wisconsin; provides cellular services to retail customers in Wisconsin; provides wireless industry consulting services to carriers at any location; and provides all services as previously provided by the wholly-owned subsidiaries.

First quarter 2010 financial statements were unavailable for Hilbert Communications, LLC as of the date of this report.  Estimates of Breda’s first quarter loss from Hilbert Communications, LLC were included in Breda’s financial statements for the three-month period ending March 31, 2010 in the amount of ($146,593).

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guaranties of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a continually and rapidly changing industry such as the communications industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the uncertain regulatory environment for Breda and its subsidiaries and the difficult and uncertain credit, market and other economic circumstances in existence at the time of the preparation of this quarterly report.  Breda disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Breda cannot guarantee Breda's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Breda and Breda's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Breda's business strategy is based and the various factors, risks and uncertainties set forth in this quarterly report and in the "Cautionary Statement on Forward Looking Statements and Industry and Market Data", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of Breda's Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Breda may have obtained industry, market, competitive position and other data used in this quarterly report or in Breda's general business plan from Breda's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Breda attempts to utilize third party sources of information which Breda believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for an industry may present information in a manner that is more favorable to that industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from third party sources believed to be accurate and reliable, but do not guarantee the accuracy, completeness or reliability of any information.

Overview

General

Breda's principal business is providing telephone services.  Telephone services are also provided by three of Breda's wholly-owned subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and BTC, Inc.  A total of eight Iowa towns currently receive telephone services from Breda, Prairie Telephone, Westside Independent or BTC, Inc.  The towns are Breda, Lidderdale, Macedonia, Farragut, Pacific Junction, Yale, Westside and Carroll.  All of the towns are located in central and southern Iowa.  Telephone services are also provided in the rural areas within approximately a 10 to 15 mile radius of the towns, except for Carroll.  No rural customers are served outside the city limits of Carroll.

Breda and its telephone subsidiaries operate seven of their telephone exchanges as the historical or incumbent local exchange carrier.  BTC, Inc. offers its telephone services in Carroll, Iowa as a competitive local exchange carrier.  Qwest is the incumbent local exchange carrier for the Carroll, Iowa area.

BTC, Inc. also provides Internet access services in its Carroll, Iowa market area and to the customers of Breda, Prairie Telephone and Westside Independent who subscribe for Internet services.

Index

Breda also owns approximately 66.67% of the outstanding membership units of Carroll County Wireless, L.L.C., and the results of operations of Carroll County Wireless, L.L.C. are included in Breda's consolidated financial statements.  Carroll County Wireless, L.L.C. holds the PCS spectrum for most of Carroll County, Iowa.  PCS spectrum is bandwidth allocated by the Federal Communications Commission which can be used in the transmission of voice, data and television communications.  Carroll County Wireless, L.L.C.'s revenues are derived from fees paid to it under roaming agreements through i wireless agreements with other wireless carriers.  Breda is not actively marketing i wireless services to customers in Breda's telephone exchanges.

Breda and some of its subsidiaries also have investments in other entities which provide various communications related services in Iowa and, in some cases, certain surrounding states.

Tele-Services, Ltd. is also a wholly-owned subsidiary of Breda.  Tele-Services provides cable television services to six smaller Iowa towns.

Breda and its subsidiaries all conduct business under the names "W.I.N." or "Western Iowa Networks".

The telecommunication services provided by Breda or its subsidiaries include long distance services, dial-up and high-speed Internet services, sales of cell phone packages and related services, satellite Internet services, cable TV services, and various related goods and services.

BTC, Inc. began a construction project in Carroll, Iowa in September, 2009.  The project includes bringing fiber to the home and will allow BTC, Inc. to provide telephone services without leasing any lines from Qwest and also certain video services.  Breda anticipates that the project will be a two-year construction project, with an estimated total cost of $11,000,000.  The project will be financed primarily from a $10,000,000 broadband loan from the Rural Utilities Services.

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

Local Exchange Carrier Services. This segment provides local and long distance telephone services, data services, and other services to customers in the local exchanges served by Breda and its telephone subsidiaries.  This segment also includes the revenue generated by Carroll County Wireless, L.L.C. through its i wireless agreements with other wireless carriers.

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

Index

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

•	The effect on Breda's revenues from recent and potential future changes in access rate regulation at both the state and the federal level.

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another type of high-speed Internet services, in addition to its voice, long distance and present Internet services.  The switching capabilities also allow Breda to be able to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community because Breda would then no longer need to lease access lines from Qwest to provide services.  BTC, Inc. obtained a $10,000,000 broadband loan from the Rural Utilities Services in April, 2009 for purposes of constructing fiber to the home in Carroll, Iowa.  BTC, Inc. began the approximately two-year project in September 2009.

Breda continues to evaluate modifying its package offerings and adjusting its pricing structures in order to attempt to remain competitive.

•
The effect on Breda's revenues from decreased customer counts for dial-up Internet and for cable TV services.  Competition and bundled services, declining population bases in Breda's rural service areas, and cost of technology upgrades play a role in the competition for, and retention of, customers.  Tele-Services has consolidated its cable TV programming transmission equipment in the communities where it is geographically feasible, in order to reduce system and service costs which are incurred to provide cable TV services.  Tele-Services discontinued cable TV services in the third quarter of 2008 to 127 customers in the small Iowa rural communities of Bayard, Lohrville, and Thurman.  Breda did not have voice services in those towns and the head ends in those towns could not be consolidated.  Tele-Services sold seven of its southern Iowa cable TV systems and its one Nebraska cable TV system on July 1, 2009.  Tele-Services purchased the cable system in Macedonia, Iowa on August 1, 2009.

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

Some of the above factors are discussed in more detail in the following discussion.

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended March 31, 2010, and March 31, 2009, respectively:

	Three Months Ended March 31,		% of Total Revenue for the Three Months Ended Ended March 31,

	2010	2009	2010	2009
OPERATING REVENUES
Local exchange carrier services	$2,212,695	$1,891,199	89.7%	85.1%
Broadcast services	51,969	144,080	2.1%	6.5%
Internet services	202,930	187,362	8.2%	8.4%
	$2,467,594	$2,222,641	100.0%	100.0%

Local Exchange Carrier Services.  Breda's revenue in this segment comes from the following sources:

Index

1.
Local Network Services.  These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to residential and business customers.

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

Index

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

Index

Results of Operations

The following table sets forth certain items reflected in Breda's consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended
	March 31,

	2010	2009

Operating revenues	100%	100%
Cost of services	50%	47%
Depreciation and amortization	10%	13%
Selling, general and administrative	24%	29%

Operating income	16%	11%
Other income (expenses)	25%	40%
Income taxes	13%	19%

Net income	28%	32%

Three Months Ended March 31, 2010 and 2009

The table below sets forth the components of Breda's revenues for the three months ended March 31, 2010, compared to the same period in 2009.

	Three Months Ended
	March 31,		Change

	2010	2009	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$299,137	$238,616	$60,521	25.4%
Network access services	1,394,330	1,571,681	(177,351)	-11.3%
Long distance services	67,001	64,496	2,505	3.9%
Cellular services	406,630	439,706	(33,076)	-7.5%
Uncollectibles	(17,927)	(471,095)	453,168	-96.2%
Miscellaneous	63,524	47,795	15,729	32.9%
	$2,212,695	$1,891,199	$321,496	17.0%

Broadcast Services	$51,969	$144,080	$(92,111)	-63.9%

Internet services	$202,930	$187,362	$15,568	8.3%

	$2,467,594	$2,222,641	$244,953	11.0%

There was a increase in total operating revenues for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, of $244,953, or 11.0%.

Index

Local Exchange Carrier Services – $321,496

Local exchange carrier services revenues accounted for 89.7% of all operating revenue in the three-month period ended March 31, 2010.  There was a $321,496, or 17.0%, increase in local exchange carrier services revenues for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.

Local network services revenues increased $60,521, or 25.4%, for the three months ended March 31, 2010, as compared to the same period in 2009, because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa, and because of rate increases on some of Breda’s ILEC customers beginning in 2009.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.

Breda's long distance services revenue increased $2,505, or 3.9%, for the three months ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Breda has experienced the industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Network access services decreased $177,351, or 11.3%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  This decrease mainly resulted from the netting of three factors:  1) increased terminating access revenues generated from traffic delivered to Breda’s conference bridge in Carroll, Iowa; 2) decreased intrastate access revenue caused by the Iowa Utilities Board’s 3.1 cent per minute reduction for switching revenue and the common carrier line rate elements which became effective on February 9, 2009; and 3) the almost 50% reduction in high cost loop funding from the universal service fund which went into effect January 1, 2009.

Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda's provider of the conference bridge minutes decreased its use of the bridges in Breda’s location during 2009 while negotiations were being conducted with carriers for the payment of access revenue on this traffic, and until a new agreement was reached between Breda and its conference bridge vendor.  The initial conference bridge vendor agreement terminated on December 31, 2009.  The renegotiated agreement became effective January 1, 2010, and Breda has seen an increase of over 17,446,000 conference bridge minutes for the three-month period ended March 31, 2010 when compared to the three-month period ended March 31, 2009.  Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the three months ended March 31, 2010, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 70 – 75% discount from Breda’s tariffed rates.  Breda estimates that the increase in conference bridge minutes and the lower negotiated rates resulted in an approximate $283,989 increase in network access revenue for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.

Index

Breda, along with all other Iowa carriers subject to the Iowa Utilities Board’s ruling that became effective on February 9, 2009, experienced a 3.1 cent per minute reduction in its intrastate access rate received on all intrastate access minutes.  Breda estimates that this reduction in intrastate access rates resulted in a $31,290 reduction for the three months ended March 31, 2010, when compared to the three-months ended March 31, 2009.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008.  In this filing, which the FCC accepted and became effective on January 1, 2009, there were modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the three months ended March 31, 2010 was approximately $2,924.  Breda estimates that the $2,924 universal service fund payments decrease, combined with the NECA settlement payments decrease, totaled approximately a $271,789 decrease in payments when comparing the two three-month periods.  The remaining decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Cellular services decreased $33,076, or 7.5%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  The overall number of customers served between the two three-month periods decreased 8.7%, and there was a corresponding decrease in the amount of commissions received on the cellular services sold and a corresponding decrease in cellular equipment sales for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  U.S. Cellular ran popular promotions during the holiday periods in fourth quarter 2009, and some new customers or customers who would have renewed contracts in the first quarter of 2010 used these incentives to made their cellular services selections in the fourth quarter of 2009 instead of the first quarter of 2010.

Index

Uncollectibles decreased $453,168, or 96.2%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate. Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.  Verizon and Breda reached agreement on May 6, 2009 on their dispute regarding the payment of access charges for conference bridging services.

Miscellaneous revenue increased $15,729, or 32.9%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Other nonregulated services revenue increased $2,576, or 23.3%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, and is mainly attributable to the increase in the number of phone systems sold.  Roaming revenue for wireless minutes of service increased $4,519, or 82.0%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, with the increase resulting from an increase in roaming charges for data usage.  The increase in miscellaneous revenue is mainly attributable to increased tower rent revenue for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.

Billing and collection revenue, which is included in miscellaneous revenue, increased $3,837, or 192.5%, for the three month period ended March 31, 2010, when compared to the same three month period in 2009.  Billing and collection revenue remains an overall decreasing revenue stream since most carriers now bill for their own long distance services instead of paying a carrier, such as Breda, to bill these services for them.

Index

Broadcast Services – ($92,111)

Broadcast services revenue decreased $92,111, or 63.9%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009. The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two three-month periods.  Tele-Services discontinued operations in the three small cable TV communities of Bayard, Lohrville and Thurman in the second quarter of 2008.  Tele-Services also sold its cable TV properties in the Iowa communities of Churdan and Grand Junction in the fourth quarter of 2008.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sales affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 610 subscribers as of March 31, 2010, compared to 1,715 customers on March 31, 2009.

Internet Services – $15,568

Internet services revenue increased $15,568, or 8.3%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Breda experienced a 13.5% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the three months ended March 31, 2010, compared to the same period in 2009.

Index

	Three Months Ended
	March 31,		Change

	2010	2009	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$634,289	$389,112	$245,177	63.0%
Plant nonspecific operations	116,722	93,672	23,050	24.6%
Cost of long distance	48,570	51,944	(3,374)	-6.5%
Cost of cellular	314,804	325,783	(10,979)	-3.4%
Cost of internet	64,639	71,439	(6,800)	-9.5%
Cost of programming	48,606	107,149	(58,543)	-54.6%
Total cost of services	$1,227,630	$1,039,099	$188,531	18.1%

Depreciation and amortization	$249,930	$293,276	$(43,346)	-14.8%

Selling, general and administrative
Customer operations	$151,665	$225,918	$(74,253)	-32.9%
Corporate operations	390,897	379,231	11,666	3.1%
General taxes	39,120	30,801	8,319	27.0%
Total selling, general and administrative	$581,682	$635,950	$(54,268)	-8.5%

	$2,059,242	$1,968,325	$90,917	4.6%

Cost of Services – $188,531

Cost of services increased $188,531, or 18.1%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Plant specific operations increased $245,177, or 63.0%.  The plant specific expenditures increased for central office equipment, outside plant expense, land and building expense, distribution system expense and buried cable expense.   Conference bridge provisioning increased $237,562 when comparing the three-month period ended March 31, 2010 with the three-month period ended March 31, 2009, because of the additional transport costs added for increased capacity for additional conference bridging services.  Conference bridge marketing fees are also included in conference bridge provisioning and are dependent on both the volume of minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.

Plant nonspecific operations increased $23,050, or 24.6%, due mainly to increased postage, utility, testing, labor and provisioning costs.  Long distance provisioning costs decreased $3,374, or 6.5%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase.

Cellular provisioning costs decreased $10,979, or 3.4%, and reflects the decreased cost of equipment and accessories to serve the 8.7% decrease in the cellular customers base during the three months ended March 31, 2010, when compared to the three-month period ended March 31, 2009.

Index

Internet provisioning costs decreased $6,800, or 9.5%, and resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.  Breda’s cost of nonregulated services increased $7,463, or 92.8%, which increase is attributable to the increased number of key systems sold during the three months ended March 31, 2010, when compared to the three month period ended March 31, 2009.

As noted previously, Tele-Services sold two of its cable TV communities and turned down three other cable TV communities in 2008.  Tele-Services also sold seven of its remaining cable TV communities on July 1, 2009.  The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $58,543, or 54.6%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the three-month period ended March 31, 2010, and the three-month period ended March 31, 2009.

Depreciation and Amortization –($43,346)

Depreciation and amortization expense decreased $43,346, or 14.8%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Breda is depreciating a new OC-192 fiber optic ring and four meta-switches, which all became operational in the latter part of 2008.  Breda is also depreciating over $1,000,000 in new plant assets for a switch in its CLEC operations and for Emergency Alert Equipment in Tele-Services' cable TV operations from 2006, and for a new operating software support system, network upgrades, and new and upgraded Internet service facilities beginning in 2007 and continuing into 2009.  Many of Breda’s assets, especially its cable televisions systems and equipment, have begun to reach the end of their depreciable life, so depreciation expense is somewhat offset by the depreciation that is no longer available for those older systems or equipment.   With the sale of seven of its cable TV properties on July 2, 2009, those assets are no longer generating depreciation expense.  Many of Breda’s new capital expenditures, such as its fiber overbuild project, are accounted for as Plant under Construction, and will not generate depreciation expense until they become operational.

Index

Selling, General and Administrative –($54,268)

Selling, general and administrative expenses decreased $54,268, or 8.5%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  Customer operations decreased $74,253, or 32.9%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, and mainly resulted from a decrease in advertising expenses as well as decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $11,666, or 3.1%, during the three-month period ended March 31, 2010, when compared to the same period in 2009.  In 2009, Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  There were no corresponding internal control consulting costs for March 31, 2010.  This decrease in consulting costs was offset by a larger increase in wages and benefits due to the addition of a corporate officer in June 2009 and a full-time IT staff member in September 2009.

Property and general taxes expense increased $8,319, or 27.0%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, and is a function of the assessed valuation and tax rate each year.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended March 31, 2010, compared to the same period in 2009.

	Three Months Ended
	March 31,		Change

	2010	2009	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$146,188	$162,561	$(16,373)	-10.1%
Loss on sale of investments	(20)	-	(20)	-100.0%
Loss on disposal of assets	(4,092)	-	(4,092)	-100.0%
Interest expense	(66)	(16,424)	16,358	-99.6%
Income from equity investments	466,621	745,426	(278,805)	-37.4%
Other, net	(2,206)	(10,482)	8,276	79.0%
	$606,425	$881,081	$(274,656)	-31.2%

Interest and Dividend Income.  Interest and dividend income decreased $16,373, or 10.1%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  This decrease in interest and dividend income was due to decreased interest rates on Breda’s temporary investments and marketable securities when comparing the two three-month periods.

Index

Gain or (loss) on sale of investments. The $20 loss on sale of investments for the three-month period ended March 31, 2010, represents the loss on the redemption of temporary investments, and for which there was no comparable entry for three-month period ended March 31, 2009.

Gain or (loss) on disposal of assets. The $4,092 loss on disposal of assets for the three-month period ended March 31, 2010, resulted from the sale of cubicle walls, and for which there was no comparable entry for three-month period ended March 31, 2009.

Interest Expense.  The $16,358, or 99.6%, decrease in interest expense for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, is the result of the reduction to zero of the Rural Telephone Finance Cooperative loan balance on which interest was paid because of the final prepayment of all remaining principal on April 30, 2009. As noted previously, Breda’s subsidiary, BTC, Inc. is financing its fiber to the home overbuild of Carroll, Iowa with a $10,000,000 broadband loan from Rural Utilities Services.  Interest payments totaling $16,723.65 on the $1,564,239 in loan advances from the RUS have been capitalized as project costs during the three-month period ended March 31, 2010.

Income from Equity Investments.  Income from equity investments decreased $278,805, or 37.4%, for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The decrease in income from equity investments reported on Breda's income statement for the three-month period ended March 31, 2010 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of the decrease for the three-month period ended March 31, 2010, came from the investment in Hilbert Communications, LLC and from the investment in Quad Co.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating mainly in Wisconsin.

Other, net. The $8,276, or 79.0%, increase in other net income for the three-month period ended March 31, 2010, when compared to the three-month period ended March 31, 2009, is mainly attributable to the change in partnership-related costs.

Index

Income Tax Expense.  Income taxes decreased $94,131, or 22.5%, for the three-month period ended March 31, 2010, when compared to the same period in 2009.  The effective tax rate in 2010 is 31.96%, compared to a 36.85% tax rate in 2009.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income decreased $27,048, or 3.8%, for the three-month period ended March 31, 2010, when compared to the same period in 2009.

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the three months ended March 31, 2010 and March 31, 2009, cash provided by operating activities was $122,767 and $1,226,705, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders.  Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000.  Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose.  All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.  As noted previously, BTC, Inc. began a fiber overbuild of the Carroll, Iowa non-rural market in September 2009.  BTC, Inc. is financing that project with a $10,000,000 broadband loan from Rural Utilities Services.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity, as of March 31, 2010, and December 31, 2009.

Index

	As of
	March 31,	December 31,
	2010	2009
Short-Term Liquidity
Current Assets	$9,248,659	$9,429,328
Current Liabilities	2,007,146	2,400,215
Net Working Capital	$7,241,513	$7,029,113

Cash and Cash Equivalents	$5,035,656	$4,987,960
Short Term Marketable Securities	$300,698	$490,724
Available on Line of Credit	$2,000,000	$2,000,000

Current assets decreased $180,669, or 1.9%, for the three-month period ended March 31, 2010, when compared to the year ended December 31, 2009.  There was a $142,330 decrease in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s redemption of matured marketable securities, and the subsequent use of these proceeds in payment of Carroll, Iowa project invoices.    There was an increase of $302,195 in accounts receivable, which was due to increased revenues generated from conference bridge services.  There was a $360,076 decrease in prepaid income taxes.

Current liabilities decreased $393,069, or 16.4%, for the three-month period ended March 31, 2010, when compared to the year ended December 31, 2009.  Accounts payable decreased $648,270, or 31.0%, when comparing the two periods, which is mainly attributable to a net decrease in the amounts owing for conference bridge provisioning costs when a new contract was finalized with Breda’s marketer for conference bridge services and amounts owing were paid in January 2010.  Accrued taxes decreased $38,357, or 24.3%, for the three-month period ended March 31, 2010, when compared to the year ended December 31, 2009.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue per minute received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $279,208, or 204.2%, for the three-month period ended March 31, 2010, when compared to other current liabilities for the period ended December 31, 2009.  Breda’s Board of Directors declared an $8.00 per share dividend on March 18, 2010 to shareholders of record on March 18, 2010.  The dividend declaration is recorded in Other Payables as a $246,808 dividend payable as of March 31, 2010, and there is no corresponding dividend payable amount as of December 31, 2009.  The remaining increase in other accrued liabilities is mainly attributable to an increase in accrued payroll for the three-month period ended March 31, 2010, when compared with the year ended December 31, 2009.

The following table summarizes Breda's sources and uses of cash for the three months ended March 31, 2010 and 2009.

Index

	For the Three Months Ended
	March 31,

	2010	2009
Net Cash Provided (Used)
Operating Activities	$122,767	$1,226,705
Investing Activities	(71,937)	(93,492)
Financing Activities	(3,134)	(48,895)

For the three months ended March 31, 2010 and 2009, cash provided by operating activities was $122,767 and $1,226,705, respectively.

Cash used in investing activities was $71,937 for the three-month period ended March 31, 2010, as compared to $93,492 for the three-month period ended March 31, 2009.  Capital expenditures for the three-month period ended March 31, 2010 were $240,468, and were $96,028 for the same period in 2009.  The purchase of marketable securities was $104,193 for the three-month period ended March 31, 2010, and was $141,484 for the three-month period ended March 31, 2009.  Proceeds from the sale of marketable securities were $225,000 in the three-month period ended March 31, 2010, and were $185,622 in the three-month period ended March 31, 2009.

Cash used in financing activities was $3,134 for the three-month period ended March 31, 2010, as compared to $48,895 for the three-month period ended March 31, 2009.  Breda's outstanding RTFC loan was paid in full on April 30, 2009.  During the three-month period ended March 31, 2010, cash was used to repay $3,134 of long-term  debt with Rural Utilities Services.

Long Term Debt

As of March 31, 2010, BTC, Inc. had outstanding $1,559,585 of long-term debt with the Rural Utilities Service.  Each advance on this $10,000,000 rural broadband access loan carries its own interest rate for the term of the individual loan advance.  BTC, Inc. received its first loan advance in the amount of $1,000,000 on October 2, 2009, and this loan advance carries a fixed interest rate of 3.918%.  BTC, Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.  The Rural Utilities Service advances are to be paid in monthly installments covering principal and interest beginning twelve months from the date of receipt of the first loan advance.  The principal and interest will be paid in full on all advances on April 28, 2029.  During the first twelve months after the receipt of the first loan advance, monthly payments of interest only are required.

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

Index

Breda previously had long term debt with the Rural Telephone Finance Cooperative, but Breda prepaid in full its remaining long-term debt with the Rural Telephone Finance Cooperative on April 30, 2009.

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the three months ended March 31, 2010, capital expenditures were $240,468.  As of March 31, 2010, purchase commitments for the construction of the fiber to the home project in Breda’s CLEC in Carroll, Iowa totaled $6,868,038.41.  Breda’s subsidiary, BTC, Inc., is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, BTC, Inc. received $1,000,000 of its $10,000,000 loan commitment from the Rural Utilities Services (RUS) for expenditures related to its fiber-to-the home project in Carroll, Iowa.  On December 11, 2009, BTC, Inc. received an additional $564,239 of its $10,000,000 loan commitment from the RUS.

Breda's contractual obligations as of March 31, 2010 are:

Debt Obligations
2011	$28,494
2012	58,408
2013	60,989
2014	63,511
2015	66,137
2016 and After	1,282,046

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

Index

Other Activities and Issues

The National Exchange Carrier Association (NECA) has been delegated some authority by the FCC regarding the regulation of interstate access charge rates.  The 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that have less than 700 access lines per exchange were effective on January 1, 2009.  These revisions are made each year, but the 2009 impacts were much greater than previous years and had more of a negative effect on average schedule companies, such as Breda.   During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies.  Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced.  Although cost per loop values for most of the average schedule companies were projected to increase, the payments to average schedule companies were reduced, due to the cap on payments.  The estimated HCL support paid to rural companies in 2009 was expected to decrease by $13.3 million.  Breda experienced a decrease in its HCL support payments for 2009 of approximately $225,042, or 52.04%.  Breda also experienced a decrease in its local switching support payments for 2009 of at least $17,305, or 8.16%.

New traffic sensitive switched access rates also became effective on July 1, 2009 per the NECA Tariff F.C.C. No. 5.  It was determined that rates paid to rural companies in the traffic sensitive switched access category would increase on average by 5.8%, and rates in the traffic sensitive special access category would increase on average by 6.3%.  Breda experienced a $160,082 decrease in its traffic sensitive settlements, or 15.5%, during the twelve-month period ended December 31, 2009.

These various decreases in Breda’s interstate access charge rates elements are continuing with the 2010 year as noted previously in Breda’s network access revenue discussion.

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

Index

The Iowa Telephone Association Access Service Tariff No. 1 (ITA Tariff) mirrors the NECA tariff in many respects for intrastate traffic.  Breda concurs in this tariff and is therefore subject to the rates outlined in the ITA tariff.  Prior to July 1, 2009, the intrastate rates that mirrored the NECA interstate rates that went into effect on July 1, 2007 were still being used by Breda and the other Iowa companies that concurred in the ITA tariff because, while the ITA filed the September 1, 2007 tariff which was allowed to go into effect, it was later challenged by Sprint, Verizon and AT&T, and the intrastate rate changes were put on hold, and reverted back to the July 1, 2007 rates.

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

On May 31, 2009, the ITA received approval from the IUB to allow the intrastate access rates in the ITA tariff, and which mirror the NECA tariff, to be effective on the same date as the interstate rates in the NECA tariff, and effective on July 1, 2009, the intrastate access rates mirrored the interstate access rates, except for the 3-cent common carrier line charges as previously discussed.  On September 4, 2009, the IUB denied Sprint’s request to start a rulemaking docket for the purpose of eliminating the 3-cent, carrier common line charge.  The IUB noted that it would consider CCL in its docket on Universal Service.  The IUB also noted that it was not concluding that CCL should necessarily be related to a possible universal service fund, only that the issues ought to be considered together.

Breda believes that further changes in access charges will likely occur, and that if any of the plans known today are adopted, as currently proposed, there will be substantial reductions in access revenues.  Since access charge revenues constitute a substantial portion of Breda's total consolidated revenues, this is an area of material risk to Breda and its subsidiaries.

Index

Universal service funding is also an important part of Breda's consolidated revenues, and the regulation of universal service funding by the FCC is another area of material risk to Breda and its subsidiaries.  On May 1, 2008, the FCC voted in favor of an interim cap on payments to competitive eligible telecommunications carriers under the USF High Cost funding program.  Most CETC recipients are wireless carriers, and the FCC is attempting to slow the growth of payments to CETC’s. On July 2, 2008, the Federal Register published the FCC order adopting an interim cap on USF payments to CETCs.  The order became effective on August 1, 2008, and is still in place as of the date of this report.  BTC, Inc. does not receive USF high cost funding.  Since BTC, Inc. is a competitive local exchange carrier in the Carroll, Iowa market, it is only eligible to receive high cost universal service funds if the incumbent local exchange carrier receives those funds.  The incumbent local exchange carrier is Qwest, and Qwest does not receive universal service funding for the Carroll, Iowa market.

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

Breda believes it is likely that the discussion of a state universal service fund will need to be coordinated with emerging FCC developments.  The FCC has begun issuing additional guidance on its plans for the universal service fund since its release of its National Broadband Plan in March 2010.

The FCC distributed a summary paper within its department on March 4, 2010 which noted some proposed changes to the current universal service and intercarrier compensation regimes that would redirect investment towards broadband.  Some of the proposals that would be included in the National Broadband Plan would:

a.
Over time, transform the current high-cost USF program into a new Connect America Fund (with at most one recipient) and a new Mobility Fund, and at the end of a transition period, the fund for the current high cost fund would be eliminated,

Index

b.	Eliminate inefficient spending in the current high cost fund to free up resources for the new funds, which would include phasing down CETC support,
c.	Reduce intrastate access levels to interstate rates over time, and consider the lost access revenues in calculating the Connect America Fund,
d.	Expand Low Income universal service support to broadband, and
e.	Broaden the USF contribution.

The FCC delivered the National Broadband Plan to Congress on March 17, 2010, and the plan sets forth broadband goals for the nation, and reports on the current state of broadband deployment and adoption.  For the recommendations that are addressed to the FCC, as opposed to Congress or state or local governments, the FCC has published an implementation schedule and will begin or complete rulemakings, subject to normal FCC procedures.  The FCC lays out a three-stage transition away from high cost USF funding to the new Connect American Fund (“CAF”) and Mobility Fund (“MF”).  In Stage 1, from 2010 to 2011, the proposal calls for a series of rulemakings and comment proceedings that would allow the FCC to a) begin phasing out CETC funding over a five-year period, b) freeze Interstate Common Line Support (ICLS), and c) retarget some of the existing Interstate Access Support fund (IAS) provided to price cap companies towards broadband.

In Stage 2, the FCC would begin full implementation of the transition by phasing down CETC funding and freezing legacy support levels and begin to provide funds from the CAF.  The least-challenging high-cost areas unserved by broadband would be targeted first.  Stage 2 would take place between 2012 and 2016.

In Stage 3, the remaining legacy programs would phase out and the CAF and MF would be the sole high-cost mechanisms.  Funding for voice-only networks would end.  Stage 3 would take place from 2017 to 2020.

Under the broadband plan, the FCC also proposes to overhaul intercarrier compensation, by phasing all access rates down to zero over three stages.  In Stage 1, the FCC would complete rulemakings to design a plan to reduce intrastate rates to interstate levels in equal increments over a period of time.  The FCC would also adopt and implement rules to address phantom traffic and access stimulation.  Stage 1 would occur from 2010 to 2011.

In Stage 2, intrastate access charges would be reduced down to interstate access levels.  Stage 2 would occur from 2012 to 2016.

In Stage 3, all per-minute access rates would be eliminated.  Carriers would exchange traffic based on negotiated rates, such as the peering arrangements used today in the IP environment.  Carriers could still negotiate flat rates among themselves.  Stage 3 would occur from 2017 to 2020.

Index

As noted previously, Breda believes these proposed adjustments will affect the intercarrier compensation and universal service regimes and could have a significant negative effect on Breda’s future revenue streams.

BTC, Inc. filed a collection actions suit on October 29, 2009 against Sprint regarding payment of access revenue for conference bridging services.  BTC, Inc. continues to individually attempt to negotiate settlement agreements with carriers disputing the volume of minutes and the interstate and intrastate switched access charges billed to them by BTC, Inc.  BTC, Inc. is working with legal counsel for assistance in its collection actions against the various carriers that are withholding network access service revenues.

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

Index

BTC, Inc. utilized the Statewide Cable Franchise Bill by filing an Application for Certificate of Franchise Authority with the IUB on March 19, 2009.  BTC, Inc. received IUB approval on April 8, 2009 to provide video services to the city of Carroll, Iowa as part of its fiber-to-the-home project.  BTC, Inc. received RUS release of loan funds approval on March 13, 2009 for this project.  The construction phase of the fiber to the home overbuild project in Carroll, Iowa, began in early September 2009.  It is anticipated that the project will be completed within two years.

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

Index

Changes were made to both the NTIA and RUS programs before the rules were announced for the second round of broadband stimulus applications due March 26, 2010.  The RUS will concentrate on last mile projects and removed the “underserved area” definition.  NTIA will focus on “middle-mile” projects.  Breda completed and filed its application for a combination grant and broadband loan request for its Breda and Lidderdale exchanges.   Breda expects to hear the outcome of this application by September 2010.

The Patient Protection and Affordability Care Act (“PPACA”) signed into law on March 23, 2010 will take eight years to be fully implemented.  The law requires all individuals to have health insurance coverage by 2014.  Those who choose not to have insurance would pay a $95 penalty in the first year, but $750 or 2% of income (whichever is higher) in 2016.

Breda has fewer than 50 employees, so Breda would not be subject to the $2,000 annual tax per full-time worker if Breda did not provide health insurance benefits to its employees.  As a small-business employer, Breda would be eligible for small-business tax credits of up to 35% to help pay for affordable employer-provided insurance.  The small business tax credits tax take effect in 2010, but the rules are still being implemented by the Internal Revenue Service as of the date of this filing.  Breda provides health insurance benefits to its employees through the National Cooperative Telephone Association (“NCTC”), and is working with its provider to implement the changes required in 2010.  Some of the changes affecting Breda’s provision of health care services in 2010 and 2011 would include a) caps on employee contributions to health-related flexible spending accounts (“FSAs”) at $2,500 per year in 2011 and beyond.  Employees would no longer be able to use FSA funds to pay for over-the-counter medications, b) all health plans must maintain dependent coverage for insured employees’ children until they turn age 26.  This rule takes effect in September 2010. Also beginning in 2010, new rules limit how and for whom insurance companies can deny coverage.  The health care reform law prohibits insurers from denying coverage to children based on pre-existing conditions, putting lifetime dollar limits on coverage, and cancelling coverage retroactively except in cases of fraud.

Breda continues to study the provisions of the PPACA for 2010 and beyond, but believes it will have minimal effect on Breda for the years 2010 and 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This Item is not applicable to smaller reporting companies such as Breda.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, and they have concluded that the disclosure controls and procedures have been effective for the objectives for which they are intended.  Breda believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in Breda's internal control over financial reporting occurred during the period of January 1, 2010 through March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

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

As discussed in Breda's Form 10-Q for the quarter ended September 30, 2009, BTC, Inc. filed a collection action suit against Sprint Communications Company L.P. on October 29, 2009 in the United States District Court, Northern District of Iowa, Central Division.  The suit was filed against Sprint because Sprint has not paid BTC, Inc. the carrier switched access charges billed to Sprint since October 1, 2007.  The amount of unpaid Sprint access charges totaled approximately $2,771,106 as of May 1, 2010.

Index

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of January 1, 2010 through March 31, 2010.

None of Breda's shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of Breda during the period of January 1, 2010 through March 31, 2010.  Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

There were transfers of 151 shares of Breda's common stock by six different shareholders during the period of January 1, 2010 through March 31, 2010 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares.  One hundred seven (107) of those 151 shares were sold for $547 per share, and the remaining 44 shares were transferred without the payment of any purchase price or other consideration.  The latter transfers were to, for example, family members.

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Breda or any of its subsidiaries exceeding five percent of the total assets of Breda and its consolidated subsidiaries.

No material arrearage in the payment of dividends or any other material delinquency not cured within thirty days has occurred with respect to any class of preferred stock of Breda or any of its subsidiaries which is registered or which ranks prior to Breda's common stock.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2010 through March 31, 2010 which was not reported on a Form 8-K.

Index

There were no material changes during the period of January 1, 2010 through March 31, 2010 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Breda's board of directors declared a dividend of $8.00 per share on March 18, 2010, payable to shareholders of record on March 18, 2010.  The aggregate amount of the dividend was $246,808.

Breda's board of directors adopted a resolution at a meeting on March 18, 2010 fixing the redemption price for Breda's shares of common stock to be $587 per share.  The $587 amount was announced in a letter to the shareholders dated April 1, 2010, but was effective as of March 18, 2010.  The $587 per share price was determined based upon Breda’s 2009 financial statements, and is approximately 69% of the book value of Breda as shown on Breda's 2009 financial statements.  Breda's historical practices in this regard had been to set the redemption price at approximately 70% of the book value of Breda, but the board determined to utilize 69% of book value, rather than 70%, based on the fact that Breda experienced a decrease of approximately $370,869 in universal service and NECA pool reimbursements during 2009, and Breda believes these amounts to be permanent decreases in revenue sources that will likely continue to decrease in future years.  The prior redemption price as established by Breda's board of directors was $547 per share.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws		8-K		3.2	4/4/07

10.1	Employment Agreement dated August 11, 2009 with Jane Morlok	10-K	12/31/09	10.1	3/31/10

10.3	Employment Agreement dated August 11, 2009 with Charles Deisback	10-K	12/31/09	10.3	3/31/10

10.4	Employment Agreement dated August 11, 2009 with Kevin Batcher	10-K	12/31/09	10.4	3/31/10

31	Rule 13a-14(a)
Certifications

	31.1	Certification of Chief Executive Officer	E-1

	31.2	Certification of Chief Financial Officer	E-3

32	Section 1350
Certifications

	32.1	Certification of Chief Executive Officer	E-5

	32.2	Certification of Chief Financial Officer	E-6

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

May 14, 2010	By:	/s/ Charles Deisbeck
Name:	Charles Deisbeck
Title:	Chief Executive Officer

May 14, 2010	By:	/s/ Jane Morlok
Name:	Jane Morlok
Title:	Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended March 31, 2010