Form 10-K/A
period 2007-12-31
BREDA TELEPHONE CORP
filed 2010-05-28
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $13,913,822, as of March 1, 2008.  The registrant's stock is not listed on any exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the $457 per share redemption price of the registrant's stock as determined by its board of directors and that was in effect on March 1, 2008.  In determining this figure, the registrant has assumed that all of its directors and officers and its chief executive officer, chief operations officer and chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 30,856 shares of common stock, no par value, at March 1, 2008.

Transitional Small Business Disclosure Format (check one):       Yes ☐   No ☒

Item 7.	Financial Statements.

EXPLANATORY NOTE

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which was originally filed with the Securities and Exchange Commission on March 28, 2008 (the “Original 10-KSB”) to amend the Original 10-KSB by substituting the “Item 7 Financial Statements” for the financial statements contained in Item 7 in the Original 10-KSB.

More specifically, this Amendment No. 1:

a) adds and includes the now unqualified audit opinion of Kiesling Associates LLP in place of the qualified opinion filed with the Original 10-KSB; and

b) includes audited financial statements for Breda’s outside equity investment, Iowa 8 Monona Limited Partnership (“RSA #8”).  Breda’s portion of RSA #8 is represented by its investment in West Iowa Cellular, Inc. as described in Note 4 to Breda’s financial statements.  No financial statements nor audit opinion for RSA #8 were included in the Original 10-KSB.  Note 4 to Breda’s financial statements reports Breda’s and its subsidiary, Westside Independent Telephone Company’s, combined 25% interest in West Iowa Cellular, Inc.  West Iowa Cellular, Inc. is the 51% owner of West Iowa Cellular of Iowa Limited Partnership, which holds a 42.43% general partner interest in RSA #8.

The original Kiesling Associates LLP audit opinion was dated March 28, 2008.  The attached Kiesling Associates LLP unqualified opinion is dated March 27, 2009 except for Note 4, as to which the date is May 28, 2010.  In the report dated March 28, 2008, Kiesling expressed an opinion that it was unable to perform audit procedures for 2007 supporting Breda’s investments in Spiralight Network LLC, RSA #8, and RSA No. 9 Limited Partnership (“RSA #9”) stated at $2,889,873 at December 31, 2007, or its equity in earnings in such partnerships of $244,777, which is included in net income for the year ended as described in Note 4 to the financial statements.  As of the date of this opinion for Note 4, Kiesling was able to obtain audited financial statements for 2008 supporting Breda’s investments in RSA #8, RSA #9, and Spiralight Network LLC as described in Note 4.

Except with respect to the scope of the opinion, and the addition of the audited financial statements for RSA #8, there were no changes to the financial statements for the years ending December 31, 2007 and December 31, 2006.

This Amendment No. 1 to Form 10-KSB does not modify or update other information in the Original 10-KSB and does not purport to provide an update of any developments regarding Breda subsequent to the filing of the Original 10-KSB.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2007 and 2006

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corp. and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corp. (the Company) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the 2007 financial statements of  Iowa 8 Monona Limited Partnership (Iowa 8), RSA No. 9 Limited Partnership (Iowa 9), and Spiralight Network LLC (SN), the investments in which, as discussed in Note 4 to the financial statements, are accounted for by the equity method of accounting.  The aggregate investment in Iowa 8, Iowa 9, and SN was $2,889,873 as of December 31, 2007, and the equity in their net income was $244,777 for the year then ended.  The financial statements of Iowa 8, Iowa 9, and SN were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to the amounts included for Iowa 8, Iowa 9, and SN is based solely on the reports of other auditors.

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

In our report dated March 28, 2008 we expressed an opinion that we were unable to examine evidence regarding the investments in and earnings of Iowa 8, Iowa 9, and SN.  As of the date of this opinion we were able to obtain audited financial statements for 2007 supporting the Company’s investments in Iowa 8, Iowa 9, and SN as described in Note 4.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

West Des Moines, Iowa

/s/ Kiesling Associates LLP

March 27, 2009
(except for Note 4, as to which the date is May 28, 2010)

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,104,327	$777,708
Marketable securities	480,311	643,119
Accounts receivable, net of allowances of $676,422 and $46,750in 2007 and 2006, respectively	1,740,266	995,861
Interest receivable	98,013	82,241
Current portion of note receivable, less allowance of $219,691 in 2006	734,383	220,283
Inventory, at average cost	152,857	151,659
Other	17,973	47,440
Deferred income taxes	14,294	12,291
	4,342,424	2,930,602

OTHER NONCURRENT ASSETS
Marketable securities	7,374,754	6,775,348
Investments in unconsolidated affiliates at equity	7,950,825	7,562,375
Other investments at cost	611,707	622,554
Goodwill	896,812	896,812
	16,834,098	15,857,089

PROPERTY, PLANT AND EQUIPMENT	5,015,302	4,509,149

TOTAL ASSETS	$26,191,824	$23,296,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$187,710	$175,729
Accounts payable	850,432	178,331
Accrued taxes	390,659	123,301
Other	116,034	63,417
	1,544,835	540,778

LONG-TERM DEBT, less current portion	951,495	1,139,205

OTHER NONCURRENT LIABILITIES	1,213,607	1,359,628

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 28,923 and 31,016 shares issued and outstanding at $457 and $394stated values, respectively	13,217,811	12,220,304
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,013shares issued and outstanding at $457 stated value, as of December 31, 2007	919,941	-
Retained earnings	8,344,135	8,036,925
	22,481,887	20,257,229

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,191,824	$23,296,840

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,478,330	$2,818,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,016,247	960,685
Deferred income taxes	(148,024)	367,274
Amortization of investment premium/discount - net	42,831	97,488
Equity income in unconsolidated affiliates, net of distributions received of $1,228,439 and $1,153,057 in 2007 and 2006, respectively	(219,038)	(718,971)
Realized (gain) or loss on sale of property	(13,958)	21,714
Note receivable discount	-	(814)
Gain on sale of marketable securities	(13,062)	-
Gain on sale of equity investments	(97,100)	-
Gain on sale of investments - at cost	-	(1,165,392)
Changes in assets and liabilities:
(Increase) Decrease in assets	(731,908)	(52,245)
Increase (Decrease) in liabilities	784,745	(587,657)

Net cash provided by operating activities	3,099,063	1,740,959

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,319,496)	(390,462)
Proceeds from the sale of assets	18,385	116,247
Purchase of marketable securities	(2,040,367)	(3,177,070)
Purchase of equity investments	(169,412)	(960,000)
Purchase of other investments - at cost	(5,055)	(5,978)
Proceeds from the sale of marketable securities	1,574,000	1,755,003
Proceeds from the sale of equity investments	63,000	-
Proceeds from the sale of other investments - at cost	15,902	1,343,701
Issuance of notes receivable	(480,000)	-
Net cash used in investing activities	(2,343,043)	(1,318,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(175,729)	(164,514)
Common stock redeemed, net	(36,560)	(2,758)
Dividends paid	(217,112)	(217,161)
Net cash used in financing activites	$(429,401)	$(384,433)

Net Increase in Cash and Cash Equivalents	$326,619	$37,967

Cash and Cash Equivalents at Beginning of Period	777,708	739,741

Cash and Cash Equivalents at End of Period	$1,104,327	$777,708

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$91,871	$108,774
Income taxes	$1,236,856	$1,798,064

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

Inventory

Inventory includes both merchandise held for resale and material and supplies.  Merchandise held for resale is recorded at the lower of cost or market with cost determined by the average cost method.  Materials andsupplies, used in the construction of the Company’s facilities to provide telecommunications services, are recorded at average cost.

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

Revenue Recognition

The Company recognizes revenues when earned regardless of the period in which they are billed.  The Company is required to provide telephone service to subscribers within its defined service territory.Local network, Internet and cable television service revenues are recognized over the period a subscriber is connected to the network.Network access and long distance service revenues are derived from charges for access to the Company’s local exchange network.  The interstate portion of access revenues is based on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA), which is regulated by the FCC.  The intrastate portion of access revenues is billed based upon the Company’s tariff for access charges filed with the Iowa Utilities Board (IUB).  The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried.  Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at contracted rates.

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	2007	2006

Desktop Media, LLC - 8.75%	-	439,974
Allowance - Desktop	-	(219,691)
Jaguar Communications, Inc. - 4.81%	254,383	-
Spiralight Network, LLC - 8.5%	480,000	-
	734,383	220,283
Less current portion	734,383	220,283
	$-	$-

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2007	2006

Alpine Communications, L.C.	$2,227,935	$2,064,675
West Iowa Cellular, Inc.	1,492,056	1,321,626
RSA #1, Ltd.	1,395,594	1,204,368
RSA #7, Ltd.	554,043	451,619
RSA #9, Ltd.	1,024,903	769,064
Desktop Media, L.L.C.	-	-
Quad County Communications	102,928	56,068
Carroll County Wireless, L.L.C.	66,764	63,038
Guthrie Group, L.L.C.	40,222	54,619
Bug Tussel Wireless, L.L.C.	673,466	617,298
Spiralight Network, L.L.C.	372,914	960,000
	$7,950,825	$7,562,375

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

As discussed previously in Note 3, the Company sold its ownership interest in Desktop Media, LLC (Desktop), on September 28, 2007.  The Company had owned a 17% interest in Desktop at December 31, 2006 and had owned a 28% interest on September 28, 2007.  Desktop operates in southeastern Minnesota and is a provider of Internet and telephone services.

This investment was accounted for under the equity method with the Company recognizing its proportionate share of income and losses to the extent that the investment exceeds losses.  Accordingly, the recorded investment amount in Desktop was eliminated at December 31, 2004.  In 2005, additional losses in excess of the basis totaling $46,717 were applied against the outstanding note receivable.

The Company’s basis in the outstanding note receivable of $439,974 on the date of the sale was $220,283.  The Company is reporting a $97,100 gain on the sale of its ownership interest in Desktop Media, LLC (Desktop), upon its receipt of $63,000 in cash on September 28, 2007.  The Company also received a short-term promissory note of $254,383, as noted previously.

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

2007
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$200,291	$120,667
Liabilities	-	-
Equity	$200,291	$120,667

Revenues	$41,984	$4,403
Expenses	30,806	47,963
Net Income	$11,178	$(43,560)

2006
	Carroll County Wireless, L.L.C.	Guthrie Group, L.L.C.

Assets	$189,113	$164,227
Liabilities	-	-
Equity	$189,113	$164,227

Revenues	$29,685	$3,459
Expenses	27,559	12,068
Net Income	$2,126	$(8,609)

The Company has a 9.94% ownership interest in Bug Tussel Wireless L.L.C. (Bug Tussel) at December 31, 2007 and 2006.  Bug Tussel has constructed a wireless network in rural Wisconsin, which provides roaming services to cellular carriers offering service in the state.

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

The Company has a 35.29% ownership interest in Spiralight Network L.L.C. (Spiralight) at December 31, 2007 and 2006.  Spiralight provides fiber optic transport services in Wisconsin, Illinois and Minnesota.

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

NOTE 6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

	2007	2006

Telephone plant in service:
Land	$41,408	$41,508
Buildings	1,406,982	1,412,256
Other general support assets	2,305,688	1,713,384
Central office assets	4,063,231	4,028,301
Cable and wire facilities	5,086,640	4,870,035
Other plant and equipment	1,075,939	991,668
	13,979,888	13,057,152

Cable television plant in service:
Land	$8,846	$8,846
Buildings	132,673	132,673
Other plant and equipment	207,753	222,146
Towers, antennas and head end equipment	1,613,382	1,603,930
Cable and wire facilities	1,573,544	1,573,544
Franchises	30,092	30,092
	3,566,290	3,571,231

Total property, plant and equipment	17,546,178	16,628,383
Less accumulated depreciation	13,008,767	12,119,234
	4,537,411	4,509,149
Plant under construction	477,891	-
	$5,015,302	$4,509,149

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2007		2006

Statutory federal income tax rate	34.0%		34.0%
State income taxes, net of federal benefit	10.1%		10.1%
Amortization of bond premiums	0.4%		0.4%
Dividends received deduction	(0.5	) %	(0.6	) %
Tax exempt interest	(2.2	) %	(3.7	) %
Other	(6.3	) %	0.1%
Effective income tax rate	35.5%		40.3%

The Company files consolidated tax returns including their subsidiaries, Prairie Telephone Co., Inc., Westside Independent Telephone Company and Tele-Services, Ltd.

NOTE 8.	LONG-TERM DEBT

Long-term debt consists of:

	2007	2006

Rural Telephone Finance Cooperative
7.35% (Fixed Rate)	$1,139,205	$1,314,934
Less current portion	187,710	175,729
	$951,495	$1,139,205

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2008	$187,710
2009	200,507
2010	214,177
2011	228,779
2012 and after	308,032

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

2007	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	9,112,511	711,461	658,653	$10,482,625
Interest income	464,530	14,442	7,245	486,217
Interest expense	(91,871)	-	-	(91,871)
Depreciation and amortization	787,176	69,421	159,650	1,016,247
Income tax expense (benefit)	1,306,950	(145,410)	204,390	1,365,930
Segment profit (loss)	3,319,045	(202,015)	(638,700)	2,478,330
Segment assets	23,798,048	651,181	1,742,595	26,191,824
Expenditures for segment assets	1,356,648	(78,056)	40,904	1,319,496

2006

Revenues and sales	$7,315,068	$724,957	$627,028	$8,667,053
Interest income	372,967	16,385	2,210	391,562
Interest expense	108,774	-	-	108,774
Depreciation and amortization	668,691	144,894	147,100	960,685
Income tax expense (benefit)	2,035,978	(132,002)	(3,344)	1,900,632
Segment profit (loss)	3,514,489	(184,972)	(510,640)	2,818,877
Segment assets	21,416,179	748,796	1,131,865	23,296,840
Expenditures for segment assets	246,657	71,548	72,257	390,462

NOTE 10.	NET INCOME PER COMMON SHARE

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

Iowa 8 Monona Limited Partnership

Financial Statements
As of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, and Report of Independent Registered Public Accounting Firm

The information contained herein is confidential and is not to be reproduced or published without the express authorization of Verizon Wireless. It is intended solely for the use by authorized Verizon Wireless and Iowa 8 Monona Limited Partnership personnel.

Iowa 8 Monona Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

Balance Sheets	30
As of December 31, 2007 and 2006

Statements of Operations	31
For the years ended December 31, 2007 and 2006

Statements of Changes in Partners’ Capital	32
For the years ended December 31, 2007 and 2006

Statements of Cash Flows	33
For the years ended December 31, 2007 and 2006

Notes to Financial Statements	34-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Iowa 8 Monona Limited Partnership:

We have audited the accompanying balance sheets of Iowa 8 Monona Limited Partnership (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
May 28, 2010

Iowa 8 Monona Limited Partnership
Balance Sheets - As of December 31, 2007 and 2006
(Dollars in Thousands)

ASSETS	2007	2006

CURRENT ASSETS:
Accounts receivable, net of allowance of $46 and $38	$1,577	$1,480
Unbilled revenue	179	208
Due from affiliate	3,143	2,250
Prepaid expenses and other current assets	3	5

Total current assets	4,902	3,943

PROPERTY, PLANT AND EQUIPMENT—Net	5,157	4,898

TOTAL	$10,059	$8,841

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$459	$509
Advance billings and customer deposits	455	404

Total current liabilities	914	913

LONG TERM LIABILITIES	17	15

Total liabilities	931	928

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	9,128	7,913

TOTAL	$10,059	$8,841

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Operations - Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	2007	2006

OPERATING REVENUES (see Note 5 for transactions with affiliates and related parties):
Service revenues, net	$15,940	$14,418
Equipment, net and other revenues	4,624	3,231

Total operating revenues	20,564	17,649

OPERATING COSTS AND EXPENSES (see Note 5 for transactions with affiliates and related parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	6,213	6,239
Cost of equipment	2,184	1,566
Selling, general and administrative	5,207	4,526
Depreciation and amortization	899	734

Total operating costs and expenses	14,503	13,065

OPERATING INCOME	6,061	4,584

INTEREST INCOME, NET	154	154

NET INCOME	$6,215	$4,738

ALLOCATION OF NET INCOME:
Limited partners	$3,579	$2,194
General Partner	2,636	2,544

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Changes in Partners’ Capital - Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	General Partner	Limited Partners
	West Iowa Cellular of Iowa Limited Partnership	West Iowa Cellular of Iowa Limited Partnership	Alltel Communicaitons of Nebraska, Inc.	West Iowa Cellualr, Inc.	Commnet Cellular, Inc.	Cellco Partnership	Total Partners’ Capital

BALANCE—January 1, 2006	$4,783	$1,794	$598	$-	$-	$-	$7,175

Distributions	(1,697)	(636)	-	(851)	(653)	(163)	(4,000)

Net income	2,544	954	163	551	413	113	4,738

Sale of Partnership interest on June 14, 2006	-	-	(761)	388	-	373	-

Distribution of Partnership interest on June 30, 2006	(2,273)	(853)	-	1,594	1,532	-	-

BALANCE—December 31, 2006	3,357	1,259	-	1,682	1,292	323	7,913

Distributions	(2,121)	(795)	-	(1,063)	(817)	(204)	(5,000)

Net income	2,636	742	-	1,446	1,137	254	6,215

Distribution of Partnership interest on September 30, 2007	-	(1,206)	-	615	591	-	-

BALANCE—December 31, 2007	$3,872	$-	$-	$2,680	$2,203	$373	$9,128

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Cash Flows - Years Ended December 31, 2007 and 2006
(Dollars in Thousands)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,215	$4,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899	734
Provision for losses on accounts receivable	109	69
Changes in certain assets and liabilities:
Accounts receivable	(206)	(389)
Unbilled revenue	29	39
Prepaid expenses and other current assets	2	-
Accounts payable and accrued liabilities	(6)	51
Advance billings and customer deposits	51	(19)
Long term liabilities	1	6

Net cash provided by operating activities	7,094	5,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,201)	(554)
Change in due from affiliate, net	(893)	(675)

Net cash used in investing activities	(2,094)	(1,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,000)	(4,000)

Net cash used in financing activities	(5,000)	(4,000)

CHANGE IN CASH	-	-

CASH—Beginning of year	-	-

CASH—End of year	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$2	$2

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Notes to Financial Statements - Years Ended December 31, 2007 and 2006
(Dollars in thousands)

1.	ORGANIZATION AND MANAGEMENT

Iowa 8 Monona Limited Partnership – Iowa 8 Monona Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Iowa 8 rural service area

The partners and their respective ownership percentages as of December 31, 2007 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	42.4242%

Limited Partners:
West Iowa Cellular, Inc.	29.3637%
CommNet Cellular, Inc. *	24.1288%
Cellco Partnership	4.0833%

*CommNet Cellular, Inc. (“Managing Partner”), is a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless and holds a 49% ownership interest in West Iowa Cellular of Iowa Limited Partnership.

On September 30, 2007, West Iowa Cellular of Iowa Limited Partnership distributed its 15.9092% limited partnership interest in the partnership to West Iowa Cellular, Inc. (8.1137%) and CommNet Cellular, Inc. (7.7955%).

The partners and their respective ownership percentages prior to September 30, 2007 and as of December 31, 2006 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	42.4242%

Limited Partners:
West Iowa Cellular of Iowa Limited Partnership	15.9092%
West Iowa Cellular, Inc.	21.2500%
CommNet Cellular, Inc. *	16.3333%
Cellco Partnership	4.0833%

On June 30, 2006, West Iowa Cellular of Iowa Limited Partnership distributed 24.2425% of its general partnership interest and 9.0908% of its limited partnership interest as limited partnership interests to West Iowa Cellular, Inc (17.0000%) and CommNet Cellular, Inc. (16.3333%).

The partners and their respective ownership percentages prior to June 30 2006 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	66.6667%

Limited Partners:
West Iowa Cellular of Iowa Limited Partnership	25.0000%
West Iowa Cellular, Inc.	4.2500%
Cellco Partnership	4.0833%

On June 14, 2006, Alltel Communications of Nebraska, Inc. sold its 8.3333% limited partnership interest to West Iowa Cellular, Inc. (4.2500%) and Cellco Partnership (4.0833%).

The partners and their respective ownership percentages prior to June 14, 2006 and as of December 31, 2005 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	66.6667%

Limited Partners:
West Iowa Cellular of Iowa Limited Partnership	25.0000%
Alltel Communications of Nebraska, Inc.	8.3333%

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition— The Partnership earns revenue by providing access to our network (access revenue) and for usage of our network (usage revenue), which includes voice and data revenue.  Customers are associated with the partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees are considered additional consideration, and to the extent that we incur costs in excess of fees, these fees are recorded as equipment and other revenue at the time of customer acceptance. For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record revenue gross. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers that are within the scope of the accounting standard related to how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations on a gross basis.

Cellular service revenues resulting from cell site agreements with affiliates of Cellco are recognized based upon a rate per minute of use. (see Note 5).

During 2007 and 2006, the Partnership recorded $2,635 and $1,795, respectively, within Equipment and other revenues associated with certain funds approved by the Universal Service Administrative Company (“USAC”), an independent, not-for-profit corporation designated as the administrator for the federal Universal Service Fund (“USF”) by the Federal Communications Commission (“FCC”).

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain selling, general and  administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes of use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory—Inventory is owned by Cellco and is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying statements of operations.

Allowance for Doubtful Accounts—The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on mobile telephone switching offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value.

Network engineering and interest costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.

FCC Licenses - The FCC issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in October 2009. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

Valuation of Assets— Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Cellco re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses.

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2007 and December 15, 2006. These evaluations resulted in no impairment of wireless licenses.

Fair Value Measurements – In accordance with the accounting standard regarding fair value measurements, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This accounting standard also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

Cellco and the Partnership rely on local and long distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

Although Cellco attempts to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Due from affiliate—Due from affiliate principally represents the Partnership’s cash position. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.4% for the years ended December 31, 2007 and 2006. Included in net interest income is interest income of $154 and $155 for the years ended December 31, 2007 and 2006, respectively, related to the due from affiliate.

Distributions - Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Pronouncements - In June 2006, the Emerging Issues Task Force reached a consensus on the accounting standard on how taxes collected from customers and remitted to governmental authorities should be presented in the statement of operations. This standard permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently.  The adoption of this standard on January 1, 2007 did not impact the financial statements.  We present the taxes within the scope of this standard on a gross basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued the accounting standard for fair value measurements. This standard defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  The Partnership is required to adopt this standard effective January 1, 2008 on a prospective basis, except for those items where the Partnership has elected a partial deferral under the provisions set forth by the FASB Staff Position (“FSP”) issued during the first quarter of 2008.  The FSP permitted deferral of the effective date  of  this standard for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The deferral applied to measurements of fair value used when testing wireless licenses, other intangible assets, and other long-lived assets for impairment.  The adoption of this standard on January 1, 2008 did not have an impact on the financial statements.

In February 2007, the FASB issued the accounting standard for financial instruments.  This standard permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected.  The adoption of this standard on January 1, 2008 did not have an impact on the financial statements.

Other Recent Accounting Standards In December 2007, the FASB issued the standard establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 prospectively, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Partnership does not expect this standard to have an impact on the financial statements.

In December 2007, the FASB issued the accounting standard that requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Partnership does not expect this standard to have an impact on the financial statements.

In March 2008, the FASB issued the accounting standard that requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under this standard and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not expect this standard to have an impact on the financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2007 and 2006:

	Useful Lives	2007	2006

Land		$75	$75
Buildings and improvements	10-40 years	1,675	1,408
Cellular plant equipment	3-15 years	8,221	7,401
Leasehold improvements	5 years	116	84

		10,087	8,968

Less accumulated depreciation and amortization		4,930	4,070

Property, plant and equipment, net		$5,157	$4,898

Capitalized network engineering costs of $87 and $23 were recorded during the years ended December 31, 2007 and 2006, respectively. Construction-in-progress included in certain classifications shown above, principally cellular plant equipment, amounted to $63 and $530 at December 31, 2007 and 2006, respectively.

4.	CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006

Accounts payable	$395	$474
Accrued liabilities	64	35
Accounts payable and accrued liabilities	$459	$509

Advance billings and customer deposits consist of the following as of December 31, 2007 and 2006:

	2007	2006

Advance billings	$404	$350
Customer deposits	51	54
Advance billings and customer deposits	$455	$404

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and equipment cost of sales (see Note 2), affiliate transactions include, but are not limited to, allocations, intra-company roaming, the salaries and related expenses of employees of Cellco, and direct payments to a related party of the Partnership, such as rent or commissions.  Revenues and expenses were allocated based on the Partnership’s percentage of customers or gross customer additions or minutes of use, where applicable.  Cellco believes the allocations are reasonable.  The affiliate transactions are not necessarily conducted at arm’s length.

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2007 and 2006:

	2007	2006

Service revenues (a)	$3,895	$4,141
Equipment and other revenues (b)	(7)	(84)
Cost of service (c)	5,043	5,281
Cost of equipment (d)	250	201
Selling, general and administrative (e)	3,227	2,749

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include cell sharing revenues, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, switch costs and allocated cost of telecom, long distance, and handset applications.

(d)
Cost of equipment includes allocations of handsets, accessories and other costs incurred by Cellco on behalf of the Partnership and excludes the cost of inventory transferred to the Partnership of $1,934 and $1,365 during 2007 and 2006, respectively, as discussed in Note 2.

(e)	Selling, general and administrative expenses includes allocations and/or directly charged commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising.

The Partnership is involved in a cell sharing agreement with a related affiliate in which the Partnership receives revenues from the affiliate for the use of the affiliate’s cell site.

Cell sharing revenues were $66 and $50 for the years ended December 31, 2007 and December 31, 2006, respectively.

6.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2007 and 2006, the Partnership recognized a total of $98 and $96, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying statements of operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2008	$84
2009	81
2010	77
2011	75
2012	66
2013 and thereafter	281

Total minimum payments	$664

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.	CONTINGENCIES

Cellco is subject to various lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2007 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco’s legal counsel cannot give assurance as to the outcome of each of these matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial statements of the Partnership.

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2007	$38	$109	$(101)	$46
2006	41	69	(72)	38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: May 28, 2010	By:	/s/ Charles J. Deisbeck
Charles J. Deisbeck, Chief Executive Officer

	By:	/s/ Jane Morlok
Jane Morlok, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice-President/Director		Neil Kanne, Secretary and Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Rick Anthofer	By:	/s/ Dean Schettler
	Rick Anthofer, Treasurer and Director		Dean Schettler, Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Clifford Neumayer	By:	/s/ Dr. Daniel McDermott
	Clifford Neumayer, Director		Dr. Daniel McDermott, Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok
	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Charles J. Deisbeck	By:	/s/ Kevin Batcher
	Charles J. Deisbeck, Chief Exec.Officer		Kevin Batcher, Chief Operations Officer
	Date: May 28, 2010		Date: May 28, 2010

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