Form 10-K/A
period 2008-12-31
BREDA TELEPHONE CORP
filed 2010-05-28
CIK 1084448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐      No        ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes      ☐      No      ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,505,667 as of March 1, 2009. The registrant's stock is not listed on an exchange or otherwise publicly traded, and the value of the registrant's stock for this purpose has been based upon the $509 per share redemption price of the registrant's stock as determined by its board of directors and that was in effect on March 1, 2009.  In determining this value, the registrant has assumed that all of its directors and officers, including its chief executive officer, chief operations officer and chief financial officer, are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2009 was 30,851.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2009 annual meeting of the shareholders of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

Explanatory Note

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which was originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original 10-K”) to amend the Original 10-K by substituting the “Item 8 Financial Statements” for the financial statements contained in Item 8 in the Original 10-K.

More specifically, this Amendment No. 1:

a) adds and includes the now unqualified audit opinion of Kiesling Associates LLP in place of the qualified opinion filed with the Original 10-K;

b) includes the audit opinion of Deloitte & Touche LLP for Breda’s outside equity investment, RSA #7 Limited Partnership (“RSA #7”), as described in Note 4 to Breda’s financial statements.  No opinion was included in the Original 10-K; and

c) includes audited financial statements for Breda’s outside equity investment, Iowa 8 Monona Limited Partnership (“RSA #8”).  Breda’s portion of RSA #8 is represented by its investment in West Iowa Cellular, Inc. as described in Note 4 to Breda’s financial statements.  No financial statements nor audit opinion for RSA #8 were included in the Original 10-K.  Note 4 to Breda’s financial statements reports Breda’s and its subsidiary, Westside Independent Telephone Company’s, combined 25% interest in West Iowa Cellular, Inc.  West Iowa Cellular, Inc. is the 51% owner of West Iowa Cellular of Iowa Limited Partnership, which holds a 42.43% general partner interest in RSA #8.

The original Kiesling Associates LLP audit opinion was dated March 27, 2009.  The attached unqualified opinion is dated March 31, 2010, except for Note 4, as to which the date is May 28, 2010.  In the report dated March 27, 2009, Kiesling expressed an opinion that it was unable to examine evidence regarding the investments and earnings of RSA #7, RSA #8, Iowa RSA No. 9 Limited Partnership (“RSA #9”), and Spiralight Network, L.L.C. (SN).  As of the date of this opinion for Note 4, Kiesling was able to obtain audited financial statements for 2008 supporting the Company’s investments in RSA #7, RSA #8, RSA #9, and SN as described in Note 4.

Except with respect to the scope of the opinion, the addition of the Deloitte & Touche LLP auditor opinion for RSA #7, and the addition of the audited financial statements for RSA #8, there were no changes to the financial statements for the years ending December 31, 2008 and December 31, 2007.

This Amendment No. 1 to Form 10K does not modify or update other information in the Original 10-K and does not purport to provide an update of any developments regarding Breda subsequent to the filing of the Original 10-K.

Item 8.	Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2008 and 2007

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corp. and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corp. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the 2008 financial statements of Iowa RSA 7 (Iowa 7), Iowa 8 Monona Limited Partnership (Iowa 8), RSA No. 9 Limited Partnership (Iowa 9), and Spiralight Network LLC (SN) or the 2007 financial statements of Iowa 8, Iowa 9, and SN, the investments in which, as discussed in Note 4 to the financial statements, are accounted for by the equity method of accounting.  The aggregate investment in Iowa 7, Iowa 8, Iowa 9, and SN was $3,161,819 as of December 31, 2008, and the equity in their net income was $1,134,097 for the year then ended.  The aggregate investment in Iowa 8, Iowa 9, and SN was $2,889,873 as of December 31, 2007, and the equity in their net income was $244,777 for the year then ended.  The financial statements of Iowa 7 Iowa 8, Iowa 9, and SN were audited by other auditors whose reports has been furnished to us, and our opinion insofar as it relates to the amounts included for Iowa 7, Iowa 8, Iowa 9, and SN are based solely on the reports of other auditors.

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

In our report dated March 27, 2009 we expressed an opinion that we were unable to examine evidence regarding the investments in and earnings of Iowa 7, Iowa 8, Iowa 9, and SN.  As of the date of this opinion we were able to obtain audited financial statements for 2008 supporting the Company’s investments in Iowa 7, Iowa 8, Iowa 9, and SN as described in Note 4.

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
March 31, 2010
(except for Note 4, as to which the date is May 28, 2010)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RSA 7 Limited Partnership:

We have audited the balance sheets of RSA 7 Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

May 28, 2009

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,237,007	$1,104,327
Marketable securities	604,435	480,311
Accounts receivable, net of allowances of $3,415,824 and $676,422 in 2008 and 2007, respectively	3,290,640	1,740,266
Interest receivable	81,730	98,013
Notes receivable, less impairment of $445,253 in 2008	73,759	734,383
Inventory, at average cost	227,731	152,857
Prepaid income taxes	406,451	-
Other	111,261	17,973
Deferred income taxes	718,595	14,294
	6,751,609	4,342,424

OTHER NONCURRENT ASSETS
Marketable securities	5,440,550	7,374,754
Investments in unconsolidated affiliates at equity	8,593,958	7,950,825
Other investments at cost	599,131	611,707
Goodwill	896,812	896,812
	15,530,451	16,834,098

PROPERTY, PLANT AND EQUIPMENT	6,809,652	5,015,302

TOTAL ASSETS	$29,091,712	$26,191,824

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$200,507	$187,710
Accounts payable	1,751,821	850,432
Accrued taxes	191,943	390,659
Other	124,536	116,034
	2,268,807	1,544,835

LONG-TERM DEBT, less current portion	750,988	951,495

OTHER NONCURRENT LIABILITIES	1,947,128	1,213,607

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 27,924 and 28,923 shares issued and outstanding at $509 and $457 stated values, respectively	14,213,316	13,217,811
Common stock, Class B - no par value, 5,000,000 shares authorized, 2,927 and 2,013 shares issued and outstanding at $509 and $457 stated values, respectively	1,489,843	919,941
Retained earnings	8,421,630	8,344,135
	24,124,789	22,481,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,091,712	$26,191,824

The accompanying notes are an integral part of these consolidated financial statements.

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended 2008 and 2007

	For the Years Ended
	2008	2007

OPERATING REVENUES	$9,641,581	$10,479,877

OPERATING EXPENSES
Cost of services	5,197,522	5,271,344
Depreciation and amortization	973,789	1,016,247
Selling, general, and administrative	2,360,566	2,227,901
	8,531,877	8,515,492

OPERATING INCOME	1,109,704	1,964,385

OTHER INCOME (EXPENSES)
Interest and dividend income	442,973	486,217
Gain on sale of investments	6,018	68,058
Gain on disposal of assets	15,561	13,958
Interest expense	(77,354)	(91,871)
Income from equity investments	1,750,682	1,447,478
Loss on impairment of note receivable	(445,253)	-
Other, net	(43,477)	(43,965)
	1,649,150	1,879,875

INCOME BEFORE INCOME TAXES	2,758,854	3,844,260

INCOME TAXES	830,299	1,365,930

NET INCOME	$1,928,555	$2,478,330

NET INCOME PER COMMON SHARE	$62.50	$79.94

DIVIDENDS PER COMMON SHARE	$8.00	$7.00

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

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,928,555	$2,478,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	973,789	1,016,247
Deferred income taxes	29,220	(148,024)
Amortization of investment premium/discount - net	43,363	42,832
Equity income in unconsolidated affiliates, net of distributions received of $2,529,549 and $1,228,440 in 2008 and 2007, respectively	778,867	(219,038)
(Gain) or loss on disposal of property	(15,561)	(13,958)
Loss on impairment of note receivable	445,253	-
(Gain) or loss on sale of marketable securities	(6,018)	(13,063)
(Gain) or loss on sale of equity investments	-	(97,100)
Changes in assets and liabilities:
Increase in assets	(2,108,704)	(731,908)
Increase in liabilities	703,518	784,745

Net cash provided by operating activities	2,772,282	3,099,063

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,763,756)	(1,319,496)
Proceeds from the sale of assets	18,835	18,385
Purchase of marketable securities	(419,433)	(2,040,367)
Purchase of equity investments	(1,422,000)	(169,412)
Purchase of other investments - at cost	(15,621)	(5,055)
Proceeds from the sale of marketable securities	2,192,168	1,574,000
Proceeds from the sale of equity investments	-	63,000
Proceeds from the sale of other investments - at cost	28,197	15,902
Proceeds from the receipt of principal on note receivable	254,383	-
Issuance of notes receivable	(39,012)	(480,000)
Net cash used in investing activities	(2,166,239)	(2,343,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(187,710)	(175,729)
Common stock redeemed, net	(38,845)	(36,560)
Dividends paid	(246,808)	(217,112)
Net cash used in financing activities	$(473,363)	$(429,401)

Net Increase in Cash and Cash Equivalents	$132,680	$326,619

Cash and Cash Equivalents at Beginning of Period	1,104,327	777,708

Cash and Cash Equivalents at End of Period	$1,237,007	$1,104,327

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$77,354	$91,871
Income taxes	$1,388,117	$1,236,856

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2.	MARKETABLE SECURITIES

The amortized cost and fair value of held-to-maturity securities are:

		Gross	Gross
	Unamortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008

Held-to-Maturity:
Municipal bonds	$3,641,774	$77,334	$(37,007)	$3,682,101
Government securities	2,403,211	13,959	(181,423)	2,235,747
	$6,044,985	$91,293	$(218,430)	$5,917,848

December 31, 2007

Held-to-Maturity:
Municipal bonds	$4,848,490	$59,473	$(23,457)	$4,884,506
Government securities	3,006,575	10,572	(39,972)	2,977,175
	$7,855,065	$70,045	$(63,429)	$7,861,681

	2008	2007
Amounts classified as:
Current	$604,435	$480,311
Noncurrent	5,440,550	7,374,754
Total	$6,044,985	$7,855,065

The amortized cost and fair value of marketable debt securities at December 31, 2008, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Unamortized
	Cost	Fair Value
Due in one year or less	$604,435	$615,314
Due after one year through three years	1,212,452	1,235,195
Due after three years through five years	1,251,194	1,263,663
Due after five years	2,976,904	2,803,676
	$6,044,985	$5,917,848

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	December 31,	December 31,
	2008	2007

Jaguar Communications, Inc. - 4.81%	-	254,383
Spiralight Network, LLC - 8.5%	519,012	480,000
	519,012	734,383
Less impairment	(445,253)	-
	73,759	734,383
Less current portion	(73,759)	(734,383)
	$-	$-

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4.	OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2008	2007

Alpine Communications, L.C.	$3,085,415	$2,227,935
West Iowa Cellular, Inc.	1,632,882	1,492,056
RSA #1, Ltd.	1,561,117	1,395,594
RSA #7, Ltd.	555,730	554,043
RSA #9, Ltd.	973,207	1,024,903
Quad County Communications	37,021	102,928
Carroll County Wireless, L.L.C.	68,097	66,764
Guthrie Group, L.L.C.	31,488	40,222
Bug Tussel Wireless, L.L.C.	649,001	673,466
Spiralight Network, L.L.C.	-	372,914
	$8,593,958	$7,950,825

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

	Quad County Communications

	2008	2007

Assets	$116,125	$317,942
Liabilities	5,061	9,159
Equity	$111,064	$308,783

Revenues	$35,407	$190,867
Expenses	67,330	50,574
Net Income (Loss)	$(31,923)	$140,293

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

2008
	Carroll County	Guthrie
	Wireless, L.L.C.	Group, L.L.C.

Assets	$204,291	$94,463
Liabilities	-	-
Equity	$204,291	$94,463

Revenues	$45,671	$4,814
Expenses	41,671	37,017
Net Income (Loss)	$4,000	$(32,203)

2007
	Carroll County	Guthrie
	Wireless, L.L.C.	Group, L.L.C.

Assets	$200,291	$120,667
Liabilities	-	-
Equity	$200,291	$120,667

Revenues	$41,984	$4,403
Expenses	30,806	47,963
Net Income (Loss)	$11,178	$(43,560)

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

	Bug Tussel Wireless, L.L.C.

	2008	2007

Assets	$17,627,571	$14,954,261
Liabilities	12,955,330	9,398,031
Equity	$4,672,241	$5,556,230

Revenues	$14,031,407	$11,242,608
Expenses	14,256,407	9,838,227
Net Income (Loss)	$(225,000)	$1,404,381

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

	Spiralight Network, L.L.C.

	2008	2007

Assets	$2,100,128	$3,342,987
Liabilities	3,251,268	2,286,398
Equity	$(1,151,140)	$1,056,589

Revenues	$3,236,060	$2,632,734
Expenses	5,886,060	4,434,893
Net Income (Loss)	$(2,650,000)	$(1,802,159)

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 7.	INCOME TAXES (Continued)

The following is a reconciliation of the statutory federal income tax rate of 34% to the Company’s effective income tax rate:

	2008		2007

Statutory federal income tax rate	34.0%		34.0
State income taxes, net of federal benefit	10.1%		10.1
Amortization of bond premiums	1.0%		0.4
Dividends received deduction	(8.0	) %	(0.5)
Tax exempt interest	(9.1	) %	(2.2)
Other	2.5%		(6.3)
Effective income tax rate	30.5%		35.5

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

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
	Exchange		Service
2008	Carrier	Broadcast	Provider	Total

Revenues and sales	$8,277,059	$651,163	$713,359	$9,641,581
Interest income	407,138	16,962	18,873	442,973
Interest expense	(77,354)	-	-	(77,354)
Depreciation and amortization	797,112	35,478	141,199	973,789
Income tax expense (benefit)	866,403	(174,132)	138,028	830,299
Segment profit (loss)	2,453,972	(193,502)	(331,915)	1,928,555
Segment assets	24,603,860	478,407	3,817,502	28,899,769
Expenditures for segment assets	3,021,459	(75,806)	(181,897)	2,763,756

2007

Revenues and sales	$9,109,763	$711,461	$658,653	$10,479,877
Interest income	464,530	14,442	7,245	486,217
Interest expense	(91,871)	-	-	(91,871)
Depreciation and amortization	787,176	69,421	159,650	1,016,247
Income tax expense (benefit)	1,306,950	(145,410)	204,390	1,365,930
Segment profit (loss)	3,319,045	(202,015)	(638,700)	2,478,330
Segment assets	23,798,048	651,181	1,742,595	26,191,824
Expenditures for segment assets	1,356,649	(78,056)	40,903	1,319,496

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

Noncash investing activities included $7,657 and $207,331 during the years ended December 31, 2008 and 2007, respectively, relating to plant and equipment additions placed in service during the years then ended, which are reflected in accounts payable at year-end.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Iowa 8 Monona Limited Partnership

Financial Statements

As of December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007, and Report of Independent Registered Public Accounting Firm

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

Iowa 8 Monona Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Iowa 8 Monona Limited Partnership:

We have audited the accompanying balance sheets of Iowa 8 Monona Limited Partnership (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA
May 28, 2010

Iowa 8 Monona Limited Partnership
Balance Sheets - As of December 31, 2008 and 2007
(Dollars in Thousands)

ASSETS	2008	2007

CURRENT ASSETS:
Accounts receivable, net of allowance of $68 and $46	$1,645	$1,577
Unbilled revenue	202	179
Due from affiliate	2,609	3,143
Prepaid expenses and other current assets	3	3

Total current assets	4,459	4,902

PROPERTY, PLANT AND EQUIPMENT―Net	5,911	5,157

TOTAL	$10,370	$10,059

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$497	$459
Advance billings and customer deposits	514	455

Total current liabilities	1,011	914

LONG TERM LIABILITIES	20	17

Total liabilities	1,031	931

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS' CAPITAL	9,339	9,128

TOTAL	$10,370	$10,059

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Operations - Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007

OPERATING REVENUES (see Note 5 for transactions with affiliates and related parties):
Service revenues, net	$17,932	$15,940
Equipment, net and other revenues	5,289	4,624

Total operating revenues	23,221	20,564

OPERATING COSTS AND EXPENSES (see Note 5 for transactions with affiliates and related parties):
Cost of service (excluding depreciation and amortization
related to network assets included below)	6,685	6,213
Cost of equipment	3,034	2,184
Selling, general and administrative	5,557	5,207
Depreciation and amortization	857	899

Total operating costs and expenses	16,133	14,503

OPERATING INCOME	7,088	6,061

INTEREST INCOME, NET	123	154

NET INCOME	$7,211	$6,215

ALLOCATION OF NET INCOME:
Limited partners	$4,151	$3,579
General Partner	3,060	2,636

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Changes in Partners’ Capital - Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	General
	Partner	Limited Partners
	West Iowa	West Iowa
	Cellular of	Cellular of				Total
	Iowa Limited	Iowa Limited	West Iowa	Commnet	Cellco	Partners'
	Partnership	Partnership	Cellular, Inc.	Cellular, Inc.	Partnership	Capital

BALANCE―January 1, 2007	$3,357	$1,259	$1,682	$1,292	$323	$7,913

Distributions	(2,121)	(795)	(1,063)	(817)	(204)	(5,000)

Net Income	2,636	742	1,446	1,137	254	6,215

Distribution of Partnership Interest on September 30, 2007	-	(1,206)	615	591	-	-

BALANCE―December 31, 2007	3,872	-	2,680	2,203	373	9,128

Distributions	(2,970)	-	(2,055)	(1,689)	(286)	(7,000)

Net Income	3,060	-	2,117	1,740	294	7,211

BALANCE―December 31, 2008	$3,962	$-	$2,742	$2,254	$381	$9,339

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Statements of Cash Flows - Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,211	$6,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	857	899
Provision for losses on accounts receivable	166	109
Changes in certain assets and liabilities:
Accounts receivable	(234)	(206)
Unbilled revenue	(23)	29
Prepaid expenses and other current assets	-	2
Accounts payable and accrued liabilities	19	(6)
Advance billings and customer deposits	59	51
Other long term liabilities	3	1

Net cash provided by operating activities	8,058	7,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,592)	(1,201)
Change in due from affiliate, net	534	(893)

Net cash used in investing activities	(1,058)	(2,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(7,000)	(5,000)

Net cash used in financing activities	(7,000)	(5,000)

CHANGE IN CASH	-	-

CASH―Beginning of year	-	-

CASH―End of year	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$21	$2

See notes to financial statements.

Iowa 8 Monona Limited Partnership
Notes to Financial Statements - Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

1.	ORGANIZATION AND MANAGEMENT

Iowa 8 Monona Limited Partnership – Iowa 8 Monona Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Iowa 8 rural service area.

The partners and their respective ownership percentages as of December 31, 2008 and 2007 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	42.4242%

Limited Partners:
West Iowa Cellular, Inc.	29.3637%
CommNet Cellular, Inc.*	24.1288%
Cellco Partnership	4.0833%

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

The partners and their respective ownership percentages prior to September 30, 2007 were as follows:

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

During 2008 and 2007, the Partnership recorded $2,646 and $2,635, respectively, within Equipment and other revenues associated with certain funds approved by the Universal Service Administrative Company (“USAC”), an independent, not-for-profit corporation designated as the administrator for the federal Universal Service Fund (“USF”) by the Federal Communications Commission (“FCC”).

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

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2008 and December 15, 2007. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 4.0% and 5.4% for the years ended December 31, 2008 and 2007, respectively. Included in net interest income is interest income of $124 and $154 for the years ended December 31, 2008 and 2007, respectively, related to the due from affiliate.

Distributions – Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Pronouncements - In December 2007, the FASB issued the standard establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 prospectively, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard on January 1, 2009 did not have an impact on the financial statements.

In December 2007, the FASB issued the accounting standard that requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the financial statements.

In March 2008, the FASB issued the accounting standard that requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under this standard and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the financial statements.

On January 1, 2009, the Partnership adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements. The adoption did not result in a significant impact to the Partnership financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2008 and 2007:

	Useful Lives	2008	2007

Land		$75	$75
Buildings and improvements	10-40 years	2,141	1,675
Cellular plant equipment	3-15 years	8,510	8,221
Leasehold improvements	5 years	176	116

		10,902	10,087

Less accumulated depreciation and amortization		4,991	4,930

Property, plant and equipment, net		$5,911	$5,157

Capitalized network engineering costs of $54 and $87 were recorded during the years ended December 31, 2008 and 2007, respectively. Construction-in-progress included in certain classifications shown above, principally cellular plant equipment, amounted to $165 and $63 at December 31, 2008 and 2007, respectively.

4.	CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007

Accounts payable	$427	$395
Accrued liabilities	70	64
Accounts payable and accrued libilities	$497	$459

Advance billings and customer deposits consist of the following as of December 31, 2008 and 2007:

	2008	2007

Advance billings	$455	$404
Customer deposits	59	51
Advance billings and customer deposits	$514	$455

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

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

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Service revenues (a)	$4,277	$3,895
Equipment and other revenues (b)	(22)	(7)
Cost of service (c)	5,568	5,043
Cost of equipment (d)	292	250
Selling, general and administrative (e)	3,484	3,227

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include cell sharing revenues, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, switch costs and allocated cost of telecom, long distance, and handset applications.

(d)
Cost of equipment includes allocations of handsets, accessories and other costs incurred by Cellco on behalf of the Partnership and excludes the cost of inventory transferred to the Partnership of $2,742 and $1,934 during 2008 and 2007, respectively, as discussed in Note 2.

(e)	Selling, general and administrative expenses includes allocations and/or directly charged commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising.

The Partnership is involved in a cell sharing agreement with a related affiliate in which the Partnership receives revenues from the affiliate for the use of the affiliate’s cell site.

Cell sharing revenues were $72 and $66 for the years ended December 31, 2008 and December 31, 2007, respectively.

6.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2008 and 2007, the Partnership recognized a total of $104 and $98, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying statements of operations.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2009	$101
2010	97
2011	96
2012	86
2013	72
2014 and thereafter	214

Total minimum payments	$666

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.	CONTINGENCIES

Cellco is subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2008 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2008	$46	$166	$(144)	$68
2007	38	109	(101)	46

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

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Rick Anthofer	By:	/s/ Dr. Dan McDermott
	Rick Anthofer, Treasurer and Director		Dr. Dan McDermott, Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Clifford Neumayer	By:	/s/ Dean Schettler
	Clifford Neumayer, Director		Dean Schettler, Director
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Charles Thatcher	By:	/s/ Jane Morlok
	Charles Thatcher, President and Director		Jane Morlok, Chief Financial Officer
	Date: May 28, 2010		Date: May 28, 2010

By:	/s/ Charles J. Deisbeck	By:	/s/ Kevin Batcher
	Charles J. Deisbeck, Chief Executive Officer		Kevin Batcher, Chief Operations Officer
	Date: May 28, 2010		Date: May 28, 2010

EXHIBIT INDEX
Exhibits to Form 10-K of Breda Telephone Corp.
for the Fiscal Year Ended December 31, 2008

Description of Exhibit.

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer	E-1

	31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer	E-2

32.	Section 1350 Certifications

	32.1	Section 1350 Certification of Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4