Form 10-Q
period 2010-06-30
BREDA TELEPHONE CORP
filed 2010-08-11
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  25,542 shares of Class A common stock and 4,977 shares of Class B common stock, no par value, at August 1, 2010.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended June 30, 2010

Index

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended June 30, 2010 and 2009
And the Year Ended December 31, 2009

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,320,805	$4,987,960
Marketable securities	481,473	490,724
Accounts receivable, net of allowances of $177,863 and $159,831 in 2010 and 2009, respectively	2,825,179	1,928,483
Interest receivable	60,840	62,693
Inventory, at average cost	315,529	297,678
Prepaid income taxes	1,027,020	1,310,951
Other	243,138	291,977
Deferred income taxes	78,094	58,862
	9,352,078	9,429,328

OTHER NONCURRENT ASSETS
Marketable securities	5,113,173	5,223,501
Investments in unconsolidated affiliates at equity	8,687,578	8,537,047
Other investments at cost	602,387	655,542
Goodwill	918,715	918,715
	15,321,853	15,334,805

PROPERTY, PLANT AND EQUIPMENT	9,660,334	8,102,372

TOTAL ASSETS	$34,334,265	$32,866,505

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$42,766	$14,144
Accounts payable	2,240,121	2,091,609
Accrued taxes	156,818	157,740
Other	159,515	136,722
	2,599,220	2,400,215

LONG-TERM DEBT, less current portion	1,509,887	1,548,575

OTHER NONCURRENT LIABILITIES	2,545,949	2,468,101

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 25,874 and 26,109 shares issued and outstanding at $587 and $547 stated values, respectively	15,188,038	14,281,623
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,977 and 4,742 shares issued and outstanding at $587 and $547 stated values, respectively	2,921,499	2,593,874
Retained earnings	9,504,112	9,508,416
Noncontrolling interest	65,560	65,701
	27,679,209	26,449,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,334,265	$32,866,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months Ended		For the Six Months Ended
	2010	2009	2010	2009

OPERATING REVENUES	$2,802,441	$2,225,891	$5,270,036	$4,448,532

OPERATING EXPENSES
Cost of services	1,209,130	1,018,587	2,436,760	2,057,686
Depreciation and amortization	278,274	234,582	528,204	527,858
Selling, general, and administrative	621,968	674,850	1,203,649	1,310,799
	2,109,372	1,928,019	4,168,613	3,896,343

OPERATING INCOME	693,069	297,872	1,101,423	552,189

OTHER INCOME (EXPENSES)
Interest and dividend income	94,670	109,088	240,857	271,649
Gain on sale of investments	582	834	562	834
Gain or (Loss) on disposal of assets	95,100	(6,353)	91,008	(6,353)
Interest expense	(31,461)	(9,533)	(31,527)	(25,957)
Allowance for funds used during construction	31,452	-	31,452	-
Income from equity investments	462,978	549,946	929,599	1,295,372
Other, net	(7,468)	(9,576)	(9,674)	(20,058)
	645,853	634,406	1,252,277	1,515,487

INCOME BEFORE INCOME TAXES	1,338,922	932,278	2,353,700	2,067,676

INCOME TAXES	553,010	195,185	877,297	613,603

NET INCOME BEFORE NONCONTROLLING INTEREST	785,912	737,093	1,476,403	1,454,073

NONCONTROLLING INTEREST	(520)	1,156	141	2,375

NET INCOME	$785,392	$738,249	$1,476,544	$1,456,448

NET INCOME PER COMMON SHARE	$25.46	$23.93	$47.86	$47.21

DIVIDENDS PER COMMON SHARE	$8.00	$8.00	$8.00	$8.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock, A and B Class		Noncontrolling	Retained
	Shares	Amount	Interest	Earnings	Total

Balance at December 31, 2008 (Restated)	30,851	$15,703,159	$136,173	$8,421,630	$24,260,962

Comprehensive income:
Net Income			(2,375)	2,505,932	2,503,557

Purchase of controlling interest			(68,097)		(68,097)

Dividends paid				(246,808)	(246,808)

Stated value stock adjustment		1,172,338		(1,172,338)

Balance at December 31, 2009	30,851	16,875,497	65,701	9,508,416	26,449,614

Comprehensive income:
Net Income			(141)	1,476,544	1,476,403

Dividends paid				(246,808)	(246,808)

Stated value stock adjustment		1,234,040		(1,234,040)

Balance at June 30, 2010	30,851	$18,109,537	$65,560	$9,504,112	$27,679,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,476,544	$1,456,448
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	528,204	527,858
Noncontrolling interest	(141)	(2,375)
Deferred income taxes	58,616	146,229
Amortization of investment premium/discount - net	20,559	17,928
Equity income in unconsolidated affiliates, net of distributions received of $858,645 and $859,031 in 2010 and 2009, respectively	(70,954)	(436,341)
(Gain) or Loss on disposal of property	(91,008)	6,353
Gain on sale of marketable securities	(562)	(834)
Changes in assets and liabilities:
(Increase) or decrease in assets	(579,924)	1,661,747
Decrease in liabilities	(442,283)	(905,657)

Net cash provided by operating activities	$899,051	$2,471,356

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,477,739)	(295,323)
Proceeds from the sale of assets	95,249	6,353
Purchase of marketable securities	(191,224)	(227,851)
Purchase of equity investments	(79,578)	(2,000)
Purchase of other investments - at cost	(2,786)	(2,956)
Purchase of investment in a subsidiary	-	(68,097)
Proceeds from the sale of marketable securities	290,805	206,774
Proceeds from the sale of other investments - at cost	55,941	23,861
Proceeds from the receipt of principal on note receivable	-	39,012
Net cash used in investing activities	$(1,309,332)	$(320,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(10,066)	(951,496)
Dividends paid	(246,808)	(246,808)
Net cash used in financing activities	$(256,874)	$(1,198,304)

Net Increase (Decrease) in Cash and Cash Equivalents	$(667,155)	$952,825

Cash and Cash Equivalents at Beginning of Period	4,987,960	1,317,462

Cash and Cash Equivalents at End of Period	$4,320,805	$2,270,287

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$31,527	$25,957
Income taxes	$534,750	$645,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009 and the results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements.  The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the operating results of the entire year.

NOTE 2.        NONCASH INVESTING ACTIVITIES

Noncash investing activities included $612,666 and $0 during the six months ended June 30, 2010 and June 30, 2009, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at June 30, 2010 and June 30, 2009.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.        OPERATING SEGMENTS (continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

Six Months Ended June 30, 2010	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$4,760,756	$100,845	$408,435	$5,270,036
Segment profit (loss)	1,761,103	(46,932)	(237,627)	1,476,544

Six Months Ended June 30, 2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$3,783,165	$285,672	$379,695	$4,448,532
Segment profit (loss)	1,705,882	(116,928)	(132,506)	1,456,448

Three Months Ended June 30, 2010	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$2,548,060	$48,876	$205,505	$2,802,441
Segment profit (loss)	970,322	(28,546)	(156,384)	785,392

Three Months Ended June 30, 2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total
Revenues	$1,891,966	$141,592	$192,333	$2,225,891
Segment profit (loss)	881,448	(76,249)	(66,950)	738,249

NOTE 4.        NET INCOME PER COMMON SHARE

Net income per common share for June 30, 2010 and 2009 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2010 and 2009 were 30,851 and 30,851, and 30,851 and 30,851 respectively.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.         PURCHASE COMMITMENTS

As of June 30, 2010, purchase commitments for the construction of the fiber-to-the-home project in Breda’s CLEC in Carroll, Iowa totaled $7,484,427.54.  On July 1, 2010, this amount totaled $7,562,227.54.  Breda is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, Breda received the first loan proceeds in the amount of $1,000,000, and this loan advance carries a fixed interest rate of 3.918%.  BTC Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.

NOTE 7.         OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY

Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2010	2009

Alpine Communications, L.C.	$3,534,897	$3,389,504
West Iowa Cellular, Inc.	1,849,122	1,547,040
RSA #1, Ltd.	1,702,420	1,660,481
RSA #7, Ltd.	509,286	594,949
RSA #9, Ltd.	944,913	1,011,261
Quad County Communications	26,184	14,955
Guthrie Group, L.L.C.	20,756	25,529
Hilbert Communications, L.L.C.	100,000	293,328
	$8,687,578	$8,537,047

The Company has a 22.27% ownership interest in Alpine Communications, L.C. (Alpine) at June 30, 2010.  Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, and also provides Internet and cable television services in and around its wireline service territory.

The following is a summary of condensed financial information pertaining to the company described above as of June 30, 2010.

	Alpine Communications, L.C.

	2010	2009

Assets	$24,482,317	$23,955,426
Liabilities	11,842,082	11,979,642
Equity	$12,640,235	$11,975,784

Revenues	$4,082,079	$8,142,250
Expenses	3,188,700	6,594,048
Net Income	$893,379	$1,548,202

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS (Continued)

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at June 30, 2010 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

The following is a summary of condensed financial information pertaining to the remaining companies described above as of June 30, 2010.

2010

	West Iowa Cellular, Inc.	RSA #1	RSA #7	RSA #9

Assets	$7,545,755	$16,421,706	$11,070,369	$7,579,635
Liabilities	149,264	1,732,980	2,963,879	1,939,303
Equity	$7,396,491	$14,688,726	$8,106,490	$5,640,332

Revenues	$2,025,308	$5,022,267	$12,114,545	$7,866,824
Expenses	816,976	4,115,748	8,541,719	5,801,836
Net Income	$1,208,332	$906,519	$3,572,826	$2,064,988

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS (Continued)

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at June 30, 2010.  This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of June 30, 2010.

2010	Quad County Communications

Assets	$84,066
Liabilities	5,513
Equity	$78,553

Revenues	$18,572
Expenses	31,581
Net Income	$(13,009)

The Company has a 33.33% interest in Guthrie Group, L.L.C. at June 30, 2010.  The following is a summary of condensed financial information pertaining to the company described above as of June 30, 2010.

2010
Guthrie Group, L.L.C.

Assets	$62,269
Liabilities	-
Equity	$62,269

Revenues	$1,469
Expenses	21,787
Net Income	$(20,318)

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.         OTHER INVESTMENTS (Continued)

The Company had a 6.47% ownership interest in Hilbert Communications, LLC (Hilbert) at June 30, 2010.  Hilbert provides fiber optic transport services in Wisconsin, Illinois and Minnesota; provides roaming services to cellular carriers on their wireless network in Wisconsin; provides cellular services to retail customers in Wisconsin; provides wireless industry consulting services to carriers at any location; and provides all services as previously provided by the wholly-owned subsidiaries.

Second quarter 2010 financial statements were unavailable for Hilbert Communications, LLC as of the date of this report.  Estimates of Breda’s second quarter loss from Hilbert Communications, LLC in the amount of ($120,475) were included in Breda’s financial statements for the six-month period ending June 30, 2010.

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

BTC, Inc. began a construction project in Carroll, Iowa in September, 2009.  The project includes bringing fiber to the home and will allow BTC, Inc. to provide telephone services without leasing any lines from Qwest and also certain video services.  Breda anticipates that the project will be a two-year construction project, with an estimated total cost of $11,000,000.  The project is being financed primarily from a $10,000,000 broadband loan from the Rural Utilities Services.

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another type of high-speed Internet services, in addition to its voice, long distance and present Internet services.  The switching capabilities also allow Breda to be able to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community because Breda would then no longer need to lease access lines from Qwest to provide services.  BTC, Inc. obtained a $10,000,000 broadband loan from the Rural Utilities Services in April, 2009 for purposes of constructing fiber to the home in Carroll, Iowa.  BTC, Inc. began the approximately two-year project in September 2009, and presently has approximately 60% of the main line fiber placed in the ground.

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

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended June 30, 2010, and June 30, 2009, respectively:

	Three Months Ended		% of Total Revenues for the Three Months Ended
	June 30,		Ended June 30,

	2010	2009	2010	2009
OPERATING REVENUES
Local exchange carrier services	$2,548,060	$1,891,966	90.9%	85.0%
Broadcast services	48,876	141,592	1.7%	6.4%
Internet services	205,505	192,333	7.4%	8.6%
	$2,802,441	$2,225,891	100.0%	100.0%

Local Exchange Carrier Services.  Breda's revenue in this segment comes from the following sources:

1.
Local Network Services.  These revenues include monthly subscription charges for basic service and enhanced calling features, such as voice mail and caller ID, which are billed to residential and business customers.

Index

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

Results of Operations

The following table sets forth certain items reflected in Breda's consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Operating revenues	100%	100%	100%	100%
Cost of services	43%	46%	46%	46%
Depreciation and amortization	10%	11%	10%	12%
Selling, general and administrative	22%	30%	23%	29%

Operating income	25%	13%	21%	13%
Other income (expenses)	23%	29%	24%	34%
Income taxes	20%	9%	17%	14%

Net income	28%	33%	28%	33%

Three Months Ended June 30, 2010 and 2009

The table below sets forth the components of Breda's revenues for the three months ended June 30, 2010, compared to the same period in 2009.

	Three Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$305,173	$246,134	$59,039	24.0%
Network access services	1,785,548	1,247,246	538,302	43.2%
Long distance services	62,405	63,810	(1,405)	-2.2%
Cellular services	421,685	431,860	(10,175)	-2.4%
Uncollectibles	(82,818)	(141,734)	58,916	-41.6%
Miscellaneous	56,067	44,650	11,417	25.6%
	$2,548,060	$1,891,966	$656,094	34.7%

Broadcast Services	$48,876	$141,592	$(92,716)	-65.5%

Internet services	$205,505	$192,333	$13,172	6.8%

	$2,802,441	$2,225,891	$576,550	25.9%

There was a increase in total operating revenues for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, of $576,550, or 25.9%.

Local Exchange Carrier Services – $656,094

Local exchange carrier services revenues accounted for 90.9% of all operating revenue in the three-month period ended June 30, 2010.  There was a $656,094, or 34.7%, increase in local exchange carrier services revenues for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.

Index

Local network services revenues increased $59,039, or 24.0%, for the three months ended June 30, 2010, as compared to the same period in 2009, because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa, and because of rate increases on some of Breda’s ILEC customers beginning in 2009.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers. Breda also implemented a $4.00 per month rate increase for its business customers and a $3.50 per month rate increase for its residential customers in its Carroll exchange who subscribe to local phone service. The rate increase became effective on May 1, 2010, and the increase affected approximately 693 customers.

Breda's long distance services revenue decreased $1,405, or 2.2%, for the three months ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Breda has experienced the industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Network access services increased $538,302, or 43.2%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  This increase mainly resulted from the netting of three factors:  1) increased terminating access revenues generated from traffic delivered to Breda’s conference bridge in Carroll, Iowa; 2) decreased intrastate access revenue caused by the Iowa Utilities Board’s 3.1 cent per minute reduction for switching revenue and the common carrier line rate elements which became effective on February 9, 2009; and 3) the almost 50% reduction in high cost loop funding from the universal service fund which went into effect January 1, 2009.

Breda has contracted with conference bridge vendors for the transport of long distance calls over Breda’s networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda's provider of the conference bridge minutes decreased its use of the bridges in Breda’s location during 2009 while negotiations were being conducted with carriers for the payment of access revenue on this traffic, and until a new agreement was reached between Breda and its conference bridge vendor.  The initial conference bridge vendor agreement terminated on December 31, 2009.  The renegotiated agreement became effective January 1, 2010, and Breda has seen an increase of approximately 21,250,623 conference bridge minutes for the three-month period ended June 30, 2010 when compared to the three-month period ended June 30, 2009.  Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the three months ended June 30, 2010, reflect discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 70 – 75% discount from Breda’s tariffed rates.  Breda estimates that the increase in conference bridge minutes and the lower negotiated rates resulted in an approximate $636,613 increase in network access revenue for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.

Index

Breda, along with all other Iowa carriers subject to the Iowa Utilities Board’s ruling that became effective on February 9, 2009, experienced a 3.1 cent per minute reduction in its intrastate access rate received on all intrastate access minutes.  Breda estimates that this reduction in intrastate access rates resulted in a $26,950 reduction for the three months ended June 30, 2010, when compared to the three-months ended June 30, 2009.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008.  In this filing, which the FCC accepted and became effective on January 1, 2009, there were modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the three months ended June 30, 2010 was approximately $2,373.  This decrease was offset by an increase in Interstate Common Line Support of $6,882, and an increase of $21,092 in the Safety Net Additive.  Breda estimates that the total universal service fund payments increase of $21,267, combined with the NECA settlement payments increase, totaled approximately a $24,499 increase in payments when comparing the two three-month periods.  The remaining overall decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Cellular services decreased $10,175, or 2.4%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  The overall number of customers served between the two three-month periods increased 4.2%, but there was a decrease in the amount of commissions received on the cellular services sold and a corresponding decrease in cellular equipment sales for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  U.S. Cellular ran popular promotions during the holiday periods in fourth quarter 2009, and some new customers or customers who would have renewed contracts in the first or second quarter of 2010 used these incentives to made their cellular services selections in the fourth quarter of 2009 instead of during the first or second quarter of 2010.

Index

Uncollectibles decreased $58,916, or 41.6%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate. Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.  Verizon and Breda reached agreement on May 6, 2009 on their dispute regarding the payment of access charges for conference bridging services.

Miscellaneous revenue increased $11,417, or 25.6%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Roaming revenue for wireless minutes of service increased $6,083, or 86.8%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, with the increase resulting from an increase in roaming charges for data usage.  The remaining increase in miscellaneous revenue is mainly attributable to increased tower circuits revenue for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Other nonregulated services revenue decreased $2,117, or 18.3%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, and is mainly attributable to the decrease in the number of phone systems sold.

Billing and collection revenue, which is included in miscellaneous revenue, increased $3,421, or 131.1%, for the three month period ended June 30, 2010, when compared to the same three month period in 2009.  Billing and collection revenue is generated when Breda receives revenue for billing the long distance services of other carriers and placing those amounts on Breda’s customer invoices so that the customers receive only one invoice for all services.

Index

Broadcast Services – ($92,716)

Broadcast services revenue decreased $92,716, or 65.5%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009. The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two three-month periods. Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sales affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 593 subscribers as of June 30, 2010, compared to 1,707 customers on June 30, 2009.

Internet Services – $13,172

Internet services revenue increased $13,172, or 6.8%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Breda experienced a 12.6% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the three months ended June 30, 2010, compared to the same period in 2009.

Index

	Three Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$631,701	$432,167	$199,534	46.2%
Plant nonspecific operations	126,580	110,464	16,116	14.6%
Cost of long distance	45,355	49,733	(4,378)	-8.8%
Cost of cellular	298,212	257,243	40,969	15.9%
Cost of internet	61,799	59,445	2,354	4.0%
Cost of programming	45,483	109,535	(64,052)	-58.5%
Total cost of services	$1,209,130	$1,018,587	$190,543	18.7%

Depreciation and amortization	$278,274	$234,582	$43,692	18.6%

Selling, general and administrative
Customer operations	$153,852	$219,884	$(66,032)	-30.0%
Corporate operations	428,479	407,448	21,031	5.2%
General taxes	39,637	47,518	(7,881)	-16.6%
Total selling, general and administrative	$621,968	$674,850	$(52,882)	-7.8%

	$2,109,372	$1,928,019	$181,353	9.4%

Cost of Services – $190,543

Cost of services increased $190,543, or 18.7%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Plant specific operations increased $199,534, or 46.2%.  The plant specific expenditures increased for central office equipment, but decreased for most other plant specific expenditures such as outside plant expense, land and building expense, distribution system expense and buried cable expense.   Conference bridge provisioning increased $236,782 when comparing the three-month period ended June 30, 2010 with the three-month period ended June 30, 2009, because of the additional transport costs added for increased capacity for additional conference bridging services and for increased marketing fees to generate conference bridge services.  Conference bridge marketing fees are included in conference bridge provisioning and are dependent on both the volume of minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.

Plant nonspecific operations increased $16,116, or 14.6%, due mainly to USF contributions being coded to plant nonspecific operations and for which there were no corresponding accounts for the three month period ended June 30, 2009.

Index

Long distance provisioning costs decreased $4,378, or 8.8%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase.

Cellular provisioning costs increased $40,969, or 15.9%, and reflects the increased cost of equipment and accessories to serve the 4.2% increase in the cellular customers base during the three months ended June 30, 2010, when compared to the three-month period ended June 30, 2009.

Internet provisioning costs increased $2,354, or 4.0%, and resulted from labor and benefits for staff members installing these services.  Some of Breda’s Internet provisioning costs have  decreased because of Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision more customers on these facilities without having to expand its capacity.  Breda’s cost of nonregulated services decreased $326, or 3.3%, which decrease is attributable to the decreased number of key systems sold during the three months ended June 30, 2010, when compared to the three month period ended June 30, 2009.

As noted previously, Tele-Services sold seven of its remaining cable TV communities on July 1, 2009.  The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $64,052, or 58.5%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.  Those fees are included in the programming fees for the three-month period ended June 30, 2010, and for the three-month period ended June 30, 2009.

Depreciation and Amortization –$43,692

Depreciation and amortization expense increased $43,692, or 18.6%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Breda is depreciating an OC-192 fiber optic ring and five meta-switches, which all became operational in the latter part of 2008 and in 2009. Breda is also starting to depreciate over $3,000,000 in new plant assets for a switch and fiber optic plant in its CLEC operations.  Many of Breda’s assets, especially its cable televisions systems and equipment, have begun to reach the end of their depreciable life, so depreciation expense is somewhat offset by the depreciation that is no longer available for those older systems and equipment.   With the sale of seven of Tele-Services' cable TV properties on July 2, 2009, those assets are no longer generating depreciation expense.  Many of Breda’s new capital expenditures, such as its fiber overbuild project, are accounted for as Plant under Construction, and will not generate depreciation expense until they become operational.

Index

Selling, General and Administrative –($52,882)

Selling, general and administrative expenses decreased $52,882, or 7.8%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  Customer operations decreased $66,032, or 30.0%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, and mainly resulted from a decrease in advertising expenses as well as decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $21,031, or 5.2%, during the three-month period ended June 30, 2010, when compared to the same period in 2009, and was mainly attributable to increased computer and IT maintenance costs.  In 2009, Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  There were no corresponding internal control consulting costs for the quarter ended June 30, 2010.  This decrease in consulting costs was offset by a larger increase in wages and benefits due to the addition of a corporate officer in June 2009 and a full-time IT staff member in September 2009.

Property and general taxes expense decreased $7,881, or 16.6%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, and is a function of the assessed valuation and tax rate each year.  With the sale of the seven Tele-Services cable TV exchanges on July 1, 2009 there was no corresponding property tax expense for those cable TV properties during the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended June 30, 2010, compared to the same period in 2009.

Index

	Three Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$94,670	$109,088	$(14,418)	-13.2%
Gain on sale of investments	582	834	(252)	-30.2%
Gain or (Loss) on disposal of assets	95,100	(6,353)	101,453	1,596.9%
Interest expense	(31,461)	(9,533)	(21,928)	-230.0%
Allowance for funds used during construction	31,452	-	31,452	100.0%
Income from equity investments	462,978	549,946	(86,968)	-15.8%
Other, net	(7,468)	(9,576)	2,108	-22.0%
	$645,853	$634,406	$11,447	1.8%

Interest and Dividend Income.  Interest and dividend income decreased $14,418, or 13.2%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  This decrease in interest and dividend income was due to decreased interest rates on Breda’s temporary investments and marketable securities when comparing the two three-month periods, and from the decrease in held temporary investments when they were liquidated at the time of maturity for use in operations.

Gain or (loss) on sale of investments. Both the $582 gain on sale of investments for the three-month period ended June 30, 2010, and the $834 gain on sale of investments for the three-month period ended June 30, 2009, represents the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $95,100 gain on disposal of assets for the three-month period ended June 30, 2010, was a combination of the $95,000 gain resulting from the sale of Yale customers to Panora Telephone Cooperative, and the $100 gain from the sale of cabinets.  The $6,353 loss on the disposal of assets for the three-month period ended June 30, 2009, resulted from the net gains and losses on the retirement of service vehicles and work equipment.

Interest Expense.  The $21,928, or 230.0%, increase in interest expense for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, is the net result of the reduction to zero of the Rural Telephone Finance Cooperative loan balance on which interest was paid because of the final prepayment of all remaining principal on April 30, 2009 and from the additional interest expense generated from Breda's loans with RUS. As noted previously, Breda’s subsidiary, BTC, Inc. is financing its fiber to the home overbuild of Carroll, Iowa with a $10,000,000 broadband loan from Rural Utilities Services.  Interest payments totaling $14,728.13 on the $1,564,239 in loan advances from the RUS have been capitalized as project costs during the three-month period ended June 30, 2010.

Index

Allowance for funds used during construction.  The $31,452 allowance for funds used during construction for the three-month period ended June 30, 2010, represents the interest on the RUS broadband loan that was capitalized, for which there was no comparable entry for three-month period ended June 30, 2009.

Income from Equity Investments.  Income from equity investments decreased $86,968, or 15.8%, for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The decrease in income from equity investments reported on Breda's income statement for the three-month period ended June 30, 2010 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of the decrease for the three-month period ended June 30, 2010, came from the investment in Hilbert Communications, LLC and from the investment in Quad Co.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating mainly in Wisconsin.

Other, net.  The $2,108, or 22.0%, decrease in other net income for the three-month period ended June 30, 2010, when compared to the three-month period ended June 30, 2009, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes increased $357,825, or 183.3%, for the three-month period ended June 30, 2010, when compared to the same period in 2009.  The effective tax rate in 2010 is 41.30%, compared to a 20.94% tax rate in 2009.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income increased $47,143, or 6.4%, for the three-month period ended June 30, 2010, when compared to the same period in 2009.

Six Months Ended June 30, 2010 and 2009

The following table sets forth the components of Breda's revenues for the six months ended June 30, 2010, compared to the same period in 2009.

Index

	Six Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$604,310	$484,750	$119,560	24.7%
Network access services	3,179,879	2,818,927	360,952	12.8%
Long distance services	129,407	128,306	1,101	0.9%
Cellular services	828,315	871,566	(43,251)	-5.0%
Uncollectibles	(100,745)	(612,829)	512,084	-83.6%
Miscellaneous	119,590	92,445	27,145	29.4%
	$4,760,756	$3,783,165	$977,591	25.8%

Broadcast Services	$100,845	$285,672	$(184,827)	-64.7%

Internet services	$408,435	$379,695	$28,740	7.6%

	$5,270,036	$4,448,532	$821,504	18.5%

There was an increase in total operating revenues for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, of $821,504, or 18.5%.

Local Exchange Carrier Services – $977,591

Local exchange carrier services revenues accounted for 90.3% of all operating revenues in the six-month period ended June 30, 2010.  There was a $977,591, or 25.8%, increase in local exchange carrier services revenues for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.

Local network services revenues increased $119,560, or 24.7%, for the six months ended June 30, 2010, as compared to the same period in 2009, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  While the CLEC operation has shown growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers. Breda also implemented a $4.00 per month rate increase for its business customers and a $3.50 per month rate increase for its residential customers in its Carroll exchange who subscribe to local phone service. The rate increase became effective on May 1, 2010, and the increase affected approximately 693 customers.

Network access services increased $360,952, or 12.8%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  This increase mainly resulted from increased terminating access revenues received from traffic delivered to Breda’s conference bridge in Carroll, Iowa.  Breda has contracted with a conference bridge vendor for the transport of long distance calls over Breda's networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services generated approximately $2,038,298 of access revenue for the six-month period ended June 30, 2010, compared to approximately $1,685,371 for the six-month period ended June 30, 2009.  The conference bridge services minutes of use increased by approximately 44,463,633 minutes when comparing the six-month period ended June 30, 2010, with the six-month period ended June 30, 2009.  Breda’s provider of conference bridge minutes decreased the volume of traffic it was sending to the conference bridges in Breda’s location while negotiations were underway with interexchange carriers on the payment of access revenue for this traffic. Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the six months ended June 30, 2010, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 73% discount from Breda’s tariffed rates.

Index

Breda's access revenue has also been adversely affected by the Iowa Utilities Board’s ruling which became effective on February 9, 2009, and which decreased the intrastate access rate on all intrastate minutes by 3.1 cents per minute.  Breda estimates that this reduction in intrastate access rates resulted in an approximate $58,240 decrease in network access revenue for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.

Breda also experienced a decrease in 2010 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008, which was accepted by the FCC, and became effective on January 1, 2009.  The filing resulted in modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the six months ended June 30, 2010 was approximately $38,526.  This decrease was offset by an increase in Interstate Common Line Support of $13,764, and an increase of $40,006 in Safety Net Additive payments.  Breda estimates that the $38,526 universal service fund payments increase, combined with the NECA settlement payments increase, totaled approximately a $42,017 increase in payments when comparing the two six-month periods.  The remaining overall decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Index

Breda's long distance services revenue increased $1,101, or 0.9%, for the six months ended June 30, 2010, when compared to the six-month period ended June 30, 2009. Breda experienced a 7.7% increase in its long distance customer base when comparing the two periods, and the increase has helped offset a general decrease in the average minutes used by each customer on a monthly basis.  Breda’s long distance minutes of use decreased 5.7% when comparing the two six-month periods.  Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.  Breda believes that the decrease in the average minutes used by customers arises from the industry wide trend of subscriber's using their cell phones rather than using their local telephone provider to make long distance calls.

Cellular services decreased $43,251, or 5.0%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009. Breda’s cellular customer activations decreased 2.7% during the six-month period ended June 30, 2010 when compared to the six-month period ended June 30, 2009, and is the reason for the decreased revenue when comparing the two six-month periods.

Uncollectibles decreased $512,084, or 83.6%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  The decrease is mainly attributable to the decrease in allowance for doubtful interexchange carrier accounts taken by Breda for estimated uncollectible conference bridge network access revenues.  Breda has entered into settlement agreements with some of its major carriers such as AT&T and Verizon for the payment of access revenue on conference bridge services.  These negotiated rates are discounted for volume, which decreased uncollectibles because there is no longer an estimated amount booked for the difference in Breda’s access rates versus the anticipated settlement rate.  Breda had set up the allowance because historically carriers have received concessions in payment disputes, which allow them to pay only a portion of what they owe to telephone companies.

Miscellaneous revenues increased $27,145, or 29.4%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009. Other nonregulated services revenue increased $459, or 2.0%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, and is mainly attributable to the increase in the overall increase in customer premise equipment rental and services.  Roaming revenue for wireless minutes of service increased $10,602, or 84.65%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, and is the result of additional minutes from other wireless carriers negotiated on roaming agreements for Breda’s subsidiary, Carroll County Wireless, LLC.  The remaining increase in miscellaneous revenue is mainly attributable to increased tower circuits revenue for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009. Miscellaneous revenues also increased from directory listing services when comparing the six-month period ended June 30, 2010 to the six-month period ended June 30, 2009.

Index

Broadcast Services – ($184,827)

Broadcast services revenue decreased $184,827, or 64.7%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the two six-month periods.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sale affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 593 subscribers as of June 30, 2010, compared to 1,707 customers on June 30, 2009.

Internet Services – $28,740

Internet services revenue increased $28,740, or 7.6%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  Breda experienced a decrease of 34.8% in its dial-up customer base and a 13.0% increase in its high-speed Internet customer base when comparing the two six-month periods.  The decrease in dialup Internet customers is the result of the intense competition by multiple suppliers in the Carroll, Iowa market area, and the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the six months ended June 30, 2010, compared to the same period in 2009.

	Six Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$1,265,988	$821,278	$444,710	54.1%
Plant nonspecific operations	243,303	204,137	39,166	19.2%
Cost of long distance	93,925	101,678	(7,753)	-7.6%
Cost of cellular	613,016	583,026	29,990	5.1%
Cost of internet	126,439	130,884	(4,445)	-3.4%
Cost of programming	94,089	216,683	(122,594)	-56.6%
Total cost of services	$2,436,760	$2,057,686	$379,074	18.4%

Depreciation and amortization	$528,204	$527,858	$346	0.1%

Selling, general and administrative
Customer operations	$305,518	$445,801	$(140,283)	-31.5%
Corporate operations	819,375	786,679	32,696	4.2%
General taxes	78,756	78,319	437	0.6%
Total selling, general and administrative	$1,203,649	$1,310,799	$(107,150)	-8.2%

	$4,168,613	$3,896,343	$272,270	7.0%

Cost of Services – $379,074

Cost of services increased $379,074, or 18.4%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  Plant specific operations increased $444,710, or 54.1%, with $474,344 of the increase mainly attributable to an increase in the marketing and provisioning costs to provide conference bridge services.  Marketing fees are dependent on both the volume of the minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  Other plant specific costs that decreased when comparing the two six-month periods ended June 30, 2010, and June 30, 2009, were costs to provision non-regulated services such as key systems and customer premise equipment, outside plant maintenance and repairs, central office repairs and maintenance.  Education and training expense increased approximately $3,342 when comparing the two six-month periods and resulted from specialized training on new central office and other equipment installed in upgrading Breda’s networks and in conjunction with its fiber-to-the-home project in the Carroll, Iowa market.

Plant nonspecific operations increased $39,166, or 19.2%, due mainly to increased postage, utility, testing and provisioning costs.   Testing expense increased $21,711 when comparing the two six-month periods ended June 30, 2010, and June 30, 2009, and resulted from increased labor costs associated with preparatory work for Breda’s fiber-to-the-home roll-out after construction is completed in late 2010 or early 2011.

Index

Long distance provisioning costs decreased $7,753, or 7.6%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Breda had a 7.7% increase in customers subscribing to Breda’s long distance services for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, but its long distance minutes of use per customer decreased 5.7% when comparing these two six-month periods.

Cellular provisioning costs, which includes the purchase of phones and accessories, and labor costs, increased $29,990, or 5.1%, and reflects the increased cost of equipment and accessories to serve the 2.7% decrease in the cellular customers for the six-month period ended June 30, 2010 when compared to the six-month period ended June 30, 2009.

Internet provisioning costs decreased $4,445, or 3.4%, during the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  This decrease resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.

As noted previously, Tele-Services sold eight of its remaining cable TV communities on July 1, 2009. The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $122,594, or 56.6%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.

Depreciation and Amortization – $346

Depreciation and amortization expense increased $346, or 0.1%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  Breda had significant capital investments in outside plant equipment, switches and in new financial and provisioning software during 2009 and 2010.  The depreciation on some of these items is reflected in the six-month period ended June 30, 2010, but was not applicable to the six-month period ended June 30, 2009.  Some of the capital investments in Breda’s fiber project in Carroll, Iowa, are presently classified as Plant Under Construction and are not being depreciated.  Those assets will be depreciated when they are placed into service.

Index

Selling, General and Administrative – $(107,150)

Selling, general and administrative expenses decreased $107,150, or 8.2%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  Customer operations decreased $140,283, or 31.5%, for the six-month period ended June 30, 2010 when compared to the six-month period ended June 30, 2009, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant, and also from a decrease in advertising and promotion expenditures.  Beginning in 2010, cellular services advertising and promotion expenses are reported under cellular services provisioning instead of corporate advertising expenses.  The advertising expenses coded to cellular provisioning for the six-month period ended June 30, 2010 totaled $5,528.

Corporate operations increased $32,696, or 4.2%, when comparing the six-month periods. In 2009 Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  In 2009 Breda also had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, its fiber to the home project in Carroll, as well as its strategic planning for its own operations.  While there was a $76,520 decrease in consulting services for the six-month period ended June 30, 2010, there were increases in legal, accounting, insurance, labor, and benefit costs when comparing the two six-month periods.  Breda added a full-time IT staff member in the latter part of September 2009, for which there were no personnel costs for the six-month period ended June 30, 2009.

Property and general taxes expense increased $437, or 0.6%, when comparing the six-month period ended June 30, 2010 to the six-month period ended June 30, 2009.  Any increase or decrease in property tax expense is based on the annual valuation assessments received each year from the county assessors.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the six-month period ended June 30, 2010, compared to the same period in 2009.

Index

	Six Months Ended
	June 30,		Change

	2010	2009	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$240,857	$271,649	$(30,792)	-11.3%
Gain on sale of investments	562	834	(272)	-32.6%
Gain or (Loss) on disposal of assets	91,008	(6,353)	97,361	1,532.5%
Interest expense	(31,527)	(25,957)	(5,570)	-21.5%
Allowance for funds used during construction	31,452	-	31,452	100.0%
Income from equity investments	929,599	1,295,372	(365,773)	-28.2%
Other, net	(9,674)	(20,058)	10,384	-51.8%
	$1,252,277	$1,515,487	$(263,210)	-17.4%

Interest and Dividend Income.  Interest and dividend income decreased $30,792, or 11.3%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  This decrease in interest and dividend income was due mainly to decreased interest rates on both temporary investments and marketable securities on which Breda generates interest income.  Breda redeemed investments as they matured in 2010, which also resulted in less interest income being generated. Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $93,856 from their investment in Iowa Network Services during the six-month period ending June 30, 2010, and for which the corresponding income during the six-month period ended June 30, 2009 was also $93,856.  Overall dividend income increased $1,128 when comparing the two six-month periods.

Gain or (loss) on sale of investments. Both the $562 gain on sale of investments for the six-month period ended June 30, 2010, and the $834 gain on sale of investments for the six-month period ended June 30, 2009, represent the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $91,008 gain on disposal of assets for the six-month period ended June 30, 2010, was a combination of the $95,000 gain resulting from the sale of Yale customers to Panora Telephone Cooperative, and the net gains and losses on the sale of cabinets and cubicle walls.  The $6,353 loss on the disposal of assets for the six-month period ended June 30, 2009, resulted from the net gains and losses on the retirement of service vehicles and work equipment.

Interest Expense.  The $5,570, or 21.5%, increase in interest expense for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, is the net result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009, and from the additional interest expense generated by Breda's loans with the Rural Utilities Service for Breda's fiber to the home project in Carroll, Iowa.

Index

Allowance for funds used during construction.  The $31,452 allowance for funds used during construction for the six-month period ended June 30, 2010, represents the interest on the RUS broadband loan that was capitalized, and for which there was no comparable entry for the six-month period ended June 30, 2009.

Income from Equity Investments.  Income from equity investments decreased $365,773, or 28.2%, for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The decrease in income from equity investments reported on Breda's income statement for the six-month period ended June 30, 2010 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating in Wisconsin and Illinois.  Hilbert Communications, LLC includes the operations of Bug Tussel, LLC, a wireless cell site provider, and of Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various other telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.  Additional investors were issued units in Hilbert Communications, LLC on July 10, 2009, and again on December 31 2009, which reduced Prairie Telephone’s ownership interest in Hilbert Communications, LLC to 6.32% on December 31 2009.  Investor transactions on March 31, 2010, and again on May 13, 2010, resulted in Prairie owning a 6.47% interest in Hilbert Communications, LLC on June 30, 2010.

Other, net. The $10,384, or 51.8%, decrease in other net income for the six-month period ended June 30, 2010, when compared to the six-month period ended June 30, 2009, is mainly attributable to the change in partnership-related costs.

Index

Income Tax Expense.  Income taxes increased $263,694, or 43.0%, for the six-month period ended June 30, 2010, when compared to the same period in 2009.  The effective tax rate in 2010 is 37.27%, compared to a 29.68% tax rate in 2009.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income increased $20,096, or 1.4%, for the six-month period ended June 30, 2010, when compared to the same period in 2009.

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the six months ended June 30, 2010 and June 30, 2009, cash provided by operating activities was $899,051 and $2,471,356, respectively.

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

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity as of June 30, 2010, and December 31, 2009.

Index

	As of
	June 30,	December 31,
	2010	2009
Short-Term Liquidity
Current Assets	$9,352,078	$9,429,328
Current Liabilities	2,599,220	2,400,215
Net Working Capital	$6,752,858	$7,029,113

Cash and Cash Equivalents	$4,320,805	$4,987,960
Short Term Marketable Securities	$481,473	$490,724
Available on Line of Credit	$2,000,000	$2,000,000

Current assets decreased $77,250, or 0.8%, for the six-month period ended June 30, 2010, when compared to the year ended December 31, 2009.  There was a $676,406 decrease in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s redemption of matured marketable securities, and the subsequent use of these proceeds in payment of Carroll, Iowa project invoices.  There was an increase of $896,696 in accounts receivable, which was due to increased revenues generated from conference bridge services.  There was a $283,931 decrease in prepaid income taxes.

Current liabilities increased $199,005, or 8.3%, for the six-month period ended June 30, 2010, when compared to the year ended December 31, 2009.  Accounts payable increased $148,512, or 7.1%, when comparing the two periods, which is mainly attributable to a net increase in the amounts owing for conference bridge provisioning costs when a new contract was finalized with Breda’s marketer for conference bridge services for increased minutes of use.  Accrued taxes decreased $922, or 0.6%, for the six-month period ended June 30, 2010, when compared to the year ended December 31, 2009.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue per minute received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $22,793, or 16.7%, for the six-month period ended June 30, 2010, when compared to other current liabilities for the period ended December 31, 2009.  The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll and labor benefits for the six-month period ended June 30, 2010, when compared with the year ended December 31, 2009.

The following table summarizes Breda's sources and uses of cash for the six months ended June 30, 2010 and 2009.

Index

	For The Six Months Ended
	June 30,

	2010	2009
Net Cash Provided (Used)
Operating Activities	$899,051	$2,471,356
Investing Activities	(1,309,332)	(320,227)
Financing Activities	(256,874)	(1,198,304)

For the six months ended June 30, 2010 and 2009, cash provided by operating activities was $899,051 and $2,471,356, respectively.

Cash used in investing activities was $1,309,332 for the six-month period ended June 30, 2010, as compared to $320,227 for the six-month period ended June 30, 2009.  Capital expenditures for the six-month period ended June 30, 2010 were $1,477,739, and were $295,323 for the same period in 2009.  The increased capital expenditures were mainly related to Breda’s fiber project in Carroll, Iowa.  The purchase of marketable securities was $191,224 for the six-month period ended June 30, 2010, and was $227,851 for the six-month period ended June 30, 2009.  Proceeds from the sale of marketable securities was $290,805 in the six-month period ended June 30, 2010, and was $206,774 in the six-month period ended June 30, 2009.

Cash used in financing activities was $256,874 for the six-month period ended June 30, 2010, as compared to $1,198,304 for the six-month period ended June 30, 2009.  Breda's outstanding RTFC loan was paid in full on April 30, 2009.  During the six-month period ended June 30, 2010, cash was used to repay $10,066 of long-term debt with Rural Utilities Services.  Cash used to pay dividends to shareholders during the six-month periods ended June 30, 2010 and June 30, 2009 were $246,808 and $246,808, respectively.  Dividends paid were $8 per share in 2010 and $8 per share in 2009.

Long Term Debt

As of June 30, 2010, BTC, Inc. had outstanding $1,552,653 of long-term debt with Rural Utilities Service.  Each advance on this $10,000,000 rural broadband access loan carries its own interest rate for the term of the individual loan advance.  BTC, Inc. received its first loan advance in the amount of $1,000,000 on October 2, 2009, and this loan advance carries a fixed interest rate of 3.918%.  BTC, Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.  The Rural Utilities Service advances are to be paid in monthly installments covering principal and interest beginning twelve months from the date of receipt of the first loan advance.  The principal and interest will be paid in full on all advances on April 28, 2029.  During the first twelve months after the receipt of the first loan advance, monthly payments of interest only are required.

Index

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

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the six months ended June 30, 2010, capital expenditures were $1,477,739.  As of June 30, 2010, purchase commitments for the construction of the fiber to the home project in Breda’s CLEC in Carroll, Iowa totaled $7,484,428.  Breda’s subsidiary, BTC, Inc., is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  The advancements of principal under that loan as of June 30, 2010 totaled $1,564,329, of which $1,552,653 was outstanding as of June 30, 2010.

Breda's contractual obligations as of June 30, 2010 are:

Debt Obligations
2011	$42,766
2012	58,735
2013	61,331
2014	63,868
2015	66,509
2016 and After	1,259,444

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

The 2009 Modifications of the Average Schedule USAC High Cost Loop (HCL) support formula for companies that had less than 700 access lines per exchange were effective on January 1, 2009.  These revisions are made each year, but the 2009 impacts were much greater than previous years and had more of a negative effect on average schedule companies, such as Breda.   During each year the capped National Average Cost Per Loop (NACPL) adjusts upward because of quarterly data submissions by cost companies.  Because of this upward adjustment in the NACPL, which serves as a base to determine the HCL for average schedule companies such as Breda, the payments to average schedule companies for all months of the year are reduced.  Although cost per loop values for most of the average schedule companies were projected to increase, the payments to average schedule companies were reduced, due to the cap on payments.  The estimated HCL support paid to rural companies in 2009 was expected to decrease by $13.3 million.  Breda experienced a decrease in its HCL support payments for 2009 of approximately $225,042, or 52.04%.  Breda also experienced a decrease in its local switching support payments for 2009 of at least $17,305, or 8.16%.

While there were no significant formula revisions made effective on January 1, 2010 for the Average Schedule USAC High Cost Loop support, Breda is experiencing decreased high cost loop support in 2010 of approximately 1.9% because of the capped National Average Cost Per Loop upward adjustment.

Index

New traffic sensitive switched access rates became effective on July 1, 2009 and again on July 1, 2010 per the NECA Tariff F.C.C. No. 5.   On July 1, 2009, it was determined that rates paid to rural companies in the traffic sensitive switched access category would increase on average by 5.8%, and rates in the traffic sensitive special access category would increase on average by 6.3%.  Breda experienced a $160,082 decrease in its traffic sensitive settlements, or 15.5%, during the twelve-month period ended December 31, 2009.

Beginning July 1, 2010, it is anticipated that the traffic sensitive switched access rate category will increase on average 9.4% and the traffic sensitive special access category will decrease on average by 4.4%.

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

Prior to July 1, 2009, the intrastate rates that mirrored the NECA interstate rates that went into effect on July 1, 2007 were still being used by Breda and the other Iowa companies that concurred in the ITA tariff because, while the ITA filed the September 1, 2007 tariff which was allowed to go into effect, it was later challenged by Sprint, Verizon and AT&T, and the intrastate rate changes were put on hold, and reverted back to the July 1, 2007 rates.  After various hearings, the ITA received approval from the IUB on May 31, 2009, to allow the intrastate access rates in the ITA tariff, and which mirror the NECA tariff, to be effective on the same date as the interstate rates in the NECA tariff. Therefore, effective July 1, 2009, the intrastate access rates mirrored the interstate access rates, except for the 3-cent common carrier line charges.  On September 4, 2009, the IUB denied Sprint’s request to start a rulemaking docket for the purpose of eliminating the 3-cent, carrier common line charge.  The IUB noted that it would consider CCL in its docket on Universal Service.  The IUB also noted that it was not concluding that CCL should necessarily be related to a possible universal service fund, only that the issues ought to be considered together.   The decrease in intrastate access rates decreased Breda’s network access revenues by approximately $128,425 in 2009.

In 2009 the ITA modified the ITA Access Tariff so that it automatically and concurrently mirrors the NECA’s changes unless the ITA specifically files an exception to one or more proposed NECA tariff changes.  Because of this change, the intrastate charges which mirror the interstate access rates, except for the 3-cent common carrier line charge, also became effective on July 1, 2010.

Index

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

Index

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

Index

In Stage 3, all per-minute access rates would be eliminated.  Carriers would exchange traffic based on negotiated rates, such as the peering arrangements used today in the IP environment.  Carriers could still negotiate flat rates among themselves.  Stage 3 would occur from 2017 to 2020.

Breda along with 357 rural LEC’s is participating in a national coalition, which is focusing on advocacy and outreach efforts to change the National Broadband Plan (NBP).  Most of the national and state telecommunication organizations have joined together in an unprecedented, unified coalition to present a unified message to the FCC and Congress regarding the future outcomes of the NBP as drafted, and to present workable alternatives.  Their initial joint comments were filed on July 12, 2010.  Universal service legislation has also been introduced by representatives from Virginia and Nebraska, and would give the FCC the authority to convert the USF from voice to one focused on broadband.  While some of the proposed legislation raise additional concerns for the telecommunication industry, it does address other intercarrier compensation issues regarding phantom traffic, traffic pumping and universal service phase-out in competitive markets.

As noted previously, Breda believes these proposed adjustments will affect the intercarrier compensation and universal service regimes and could have a significant negative effect on Breda’s future revenue streams.

BTC, Inc. filed a collection actions suit on October 29, 2009 against Sprint regarding payment of access revenue for conference bridging services.  On July 28, 2010, BTC, Inc. received notice from its legal counsel that per a filed Notice, the federal Court has indicated that cases such as BTC, Inc.’s case against Sprint, involving access charge issues pending in Iowa’s federal Court system will be moving forward.  As of the date of this filing, BTC, Inc. is awaiting the Court’s entry of a scheduling order specific to its case.

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

Index

On September 18, 2009, the IUB filed an Order Initiating a Rule Making to consider proposed amendments to its rules to address High Volume Access Service (HVAS) and the effect HVAS can have on a telco’s revenues from intrastate switched access services.  The IUB concluded that HVAS calls cannot be billed for access services pursuant to an association tariff, such as the ITA tariff in which Breda concurs, because of their fact-sensitive and individualized nature.  The IUB was looking to require telcos providing HVAS to file an individual tariff for that service.  The telcos would continue to concur in an association tariff for all other access services.  The IUB outlined various other provisions regarding HVAS and requested comments by October 27, 2009.  Oral presentation on the proposed rules were held on December 8, 2009, and at that proceeding, the IUB allowed for additional comments to be filed by January 29, 2010.

On June 7, 2010, the IUB issued an Order Adopting Rules in the High Volume Access Service docket which went beyond the scope of conference calling, and applies to increases in traffic caused by help desks, calling centers, or any other activity that results in an increase in total billings for intrastate exchange access for a local exchange carrier, such as Breda, in excess of 100 percent in less than six months.  The rules fail to create an exception for non-conference bridging volume growth, expansion of a LEC’s service area, or for differences in traffic patterns between similar LEC’s.   The rules:

a)
Allow an interexchange carrier to file a complaint even when a LEC’s activity does not meet the “100% increase in less than six months” threshold so long as the IXC believes the LEC is engaged in activity that raises HVAS issues.

b)
Require a LEC to provide notice to IXC’s, wireless carriers, VoIP providers or any other carrier with whom the LEC exchanged traffic in the preceding 12 months whenever adding a new HVAS customer or otherwise expecting or experiencing an HVAS situation such as gaining a new customer that will significantly increase the telco’s call volume.  The rules require the LEC to notify the relevant IXC’s of the telephone numbers involved and, for new customers, the expected date the HVAS service will be initiated.

c)
After notice is given, the carriers have a 60-day good faith requirement to engage in good faith negotiations for tariffed, intrastate HVAS access rates, followed by an ability to file a request with the IUB for arbitration.

d)	Establish that HVAS access rates will be based on the incremental cost of providing the service, not including any marketing or other payments made to the HVAS customer.

Index

e)	Require a LEC to file a separate tariff for HVAS traffic, and IUB approval of HVAS tariff provisions.

f)	Require ITA to modify its Intrastate Access Tariff prohibiting the application of association access service rates to HVAS traffic.

g)	Disallow any compensation for HVAS traffic until negotiations are completed, or a tariff is approved.

h)	Allow the IUB to initiate a proceeding to revoke a LEC’s certificate for failure to follow the new HVAS rules.

Breda is continuing to monitor its traffic in relation to these new HVAS rules  which become effective on August 4, 2010.  Breda does not expect significant fluctuations in its intrastate traffic other than what may occur in its fiber to the home project in Carroll, Iowa.

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

Index

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

On September 9, 2009, when the NTIA launched its initial, searchable database of the broadband applications, it was determined that already roughly 40 applications were filed whose project descriptions referenced Iowa or whose application listed Iowa as the applicant’s home-state address, and whose applications covered hundreds of Iowa communities, many of which are already served by telephone companies such as Breda.  Breda, along with other Iowa telcos, subsequently reviewed each application with Iowa references, to exercise their right to object to applications that were seeking funding in their existing service areas.  These objections were especially important when those applications contained misstatements or errors about whether or not broadband service was available.

Changes were made to both the NTIA and RUS programs before the rules were announced for the second round of broadband stimulus applications due March 26, 2010.  The RUS determined to concentrate on last mile projects and removed the “underserved area” definition.  NTIA determined to focus on “middle-mile” projects.  Breda subsequently completed and filed its application for a combination grant and broadband loan request for its Breda and Lidderdale exchanges.   On July 15, 2010, Breda was notified that the Rural Utilities Service (RUS) had approved Breda for a loan/grant combination under the Broadband Initiatives Program.  Breda was offered a grant in the amount of $1,838,337 and a loan in the amount of $783,572.  Total project costs are estimated to be $5.2 million.  Breda accepted the award letter on July 23, 2010, and is presently working with RUS on the various loan acceptance documents, which must be completed and finalized within 60-days of the notice award.   Construction must commence within 180 days of the award.

The Patient Protection and Affordability Care Act (“PPACA”) signed into law on March 23, 2010 will take eight years to be fully implemented.  The law requires all individuals to have health insurance coverage by 2014.  Those who choose not to have insurance would pay a $95 penalty in the first year, but $750 or 2% of income (whichever is higher) in 2016.

Index

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

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, and they have concluded that the disclosure controls and procedures are effective.  Breda believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Index

No Changes in Internal Control Over Financial Reporting

No change in Breda's internal control over financial reporting occurred during the period of April 1, 2010 through June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

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

As discussed in Breda's Form 10-Q for the quarter ended September 30, 2009, BTC, Inc. filed a collection action suit against Sprint Communications Company L.P. on October 29, 2009 in the United States District Court, Northern District of Iowa, Central Division.  The suit was filed against Sprint because Sprint has not paid BTC, Inc. the carrier switched access charges billed to Sprint since October 1, 2007.  On July 28, 2010, BTC, Inc. received notice from its legal counsel that per a filed Notice, the Court has indicated that cases such as BTC, Inc.’s case against Sprint, involving access charge issues pending in Iowa’s federal Court system will be moving forward.  As of the date of this filing, BTC, Inc. is awaiting the Court’s entry of a scheduling order specific to its case.  The amount of unpaid Sprint access charges totaled approximately $2,768,370 as of June 30, 2010.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of April 1, 2010 through June 30, 2010.

Index

None of Breda's shares of common stock were purchased by or on behalf of Breda or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of Breda during the period of April 1, 2010 through June 30, 2010.  Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

There were transfers of 560 shares of Breda's common stock by thirteen different shareholders during the period of April 1, 2010 through June 30, 2010 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares.  One hundred thirty five (135) of those 560 shares were sold for $547 per share.  One hundred ninety three (193) of those 560 shares were sold for $587 per share, and one hundred fifty (150) of those 560 shares were sold for $590 per share.  The remaining eighty-two (82) shares were transferred without the payment of any purchase price or other consideration.  The latter transfers were to, for example, family members.

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

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2010 through June 30, 2010 which has not been reported on a Form 8-K.

There were no material changes during the period of April 1, 2010 through June 30, 2010 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

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

BREDA TELEPHONE CORP.

August 10, 2010	By:	/s/ Charles Deisbeck
	Name:	Charles Deisbeck
	Title:	Chief Executive Officer

August 10, 2010	By:	/s/ Jane Morlok
	Name:	Jane Morlok
	Title:	Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended June 30, 2010