Form 10-K/A
period 2009-12-31
BREDA TELEPHONE CORP
filed 2010-09-10
CIK 1084448

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

ii

Explanatory Note

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original 10-K) to amend the Original 10-K by substituting the Report of Independent Registered Public Accounting Firm in “Item 8 Financial Statements” for the Report of Independent Registered Public Accounting Firm contained in Item 8 in the Original 10-K.

More specifically, this Amendment No. 1:

a) adds and includes the unqualified audit opinion of Kiesling Associates LLP for the year ending December 31, 2008, in place of the qualified opinion filed with the Original 10-K, and, other than the audit opinion for the year ending December 31, 2008, there were no changes to the financial statements themselves.  There is no change in the qualified audit opinion of Kiesling Associates LLP for the year ending December 31, 2009 filed with the Original 10-K.

b) restates Item 9A(T). Controls and Procedures to disclose that Breda’s disclosure controls and procedures and internal controls over financial reporting were not effective as of the end of the fiscal year December 31, 2009.  Per Rule 13a-15(e), Breda’s disclosure controls and procedures and internal controls over financial reporting were not effective since Breda was not able to obtain an unqualified audit report from Kiesling Associates LLP due to their inability to examine evidence regarding the investments and earnings in Hilbert Communications LLC, RSA 7 Limited Partnership, Iowa 8 Monona Limited Partnership, and RSA No. 9 Limited Partnership.

The original audit opinion was dated March 30, 2010.  The attached opinion is dated March 30, 2010 except for Note 4, as to which the date is May 28, 2010.  In the report dated March 30, 2010 Kiesling expressed an opinion that they were unable to examine evidence regarding the investments and earnings of Iowa 7, Iowa 8, Iowa 9, and Spiralight Networks.  As of the date of this opinion for Note 4, Kiesling was able to obtain audited financial statements for 2008 supporting the Company’s investments in Iowa 7, Iowa 8, Iowa 9, and Spiralight Networks as described in Note 4.

Except with respect to the scope of the opinion, there were no changes to the March 30, 2010 audit opinion.

Item 8.	Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Consolidated Financial Statements
For the Years
Ended December 31, 2009 and 2008

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the 2008 financial statements of Iowa RSA 7 (Iowa 7), Iowa 8 Monona Limited Partnership (Iowa 8), RSA No. 9 Limited Partnership (Iowa 9), and Spiralight Network LLC (SN), the investments in which, as discussed in Note 4 to the financial statements, are accounted for by the equity method of accounting.  The investments in Iowa 7, Iowa 8, Iowa 9 and SN were $3,161,819 as of December 31, 2008, and the equity in their net income was $1,134,097 for the year then ended.  The financial statements of Iowa 7, Iowa 8, Iowa 9, and SN were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Iowa 7, Iowa 8, Iowa 9, and SN, is based solely on the report of the other auditors.

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

In our report dated March 30, 2010 we expressed an opinion that we were unable to examine evidence regarding the investments and earnings of RSA 7 Limited Partnership and Iowa 8 Monona Limited Partnership.  As of the date of this opinion we were able to obtain audited financial statements for 2008 supporting the Company’s investments in RSA 7 Limited Partnership and Iowa 8 Monona Limited Partnership as described in Note 4.

Contents

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

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 30, 2010
(except for Note 4, as to which the date is May 28, 2010)

Contents

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	December 31,	December 31,
	2009	2008 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,987,960	$1,317,462
Marketable securities	490,724	604,435
Accounts receivable, net of allowances of $159,831 and $3,415,824 in 2009 and 2008, respectively	1,928,483	3,290,640
Interest receivable	62,693	81,730
Notes receivable, less impairment of $445,253 in 2008	-	73,759
Inventory, at average cost	297,678	227,731
Prepaid income taxes	1,310,951	406,451
Other	291,977	112,438
Deferred income taxes	58,862	718,595
	9,429,328	6,833,241

OTHER NONCURRENT ASSETS
Marketable securities	5,223,501	5,440,550
Investments in unconsolidated affiliates at equity	8,537,047	8,525,861
Other investments at cost	655,542	673,590
Goodwill	918,715	896,812
	15,334,805	15,536,813

PROPERTY, PLANT AND EQUIPMENT	8,102,372	6,857,853

TOTAL ASSETS	$32,866,505	$29,227,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$14,144	$200,507
Accounts payable	2,091,609	1,751,822
Accrued taxes	157,740	191,943
Other	136,722	124,536
	2,400,215	2,268,808

LONG-TERM DEBT, less current portion	1,548,575	750,988

OTHER NONCURRENT LIABILITIES	2,468,101	1,947,128

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 26,109 and 27,924 shares issued and outstanding at $547 and $509 stated values, respectively	14,281,623	14,213,316
Common stock, Class B - no par value, 5,000,000 shares authorized, 4,742 and 2,927 shares issued and outstanding at $547 and $509 stated values, respectively	2,593,874	1,489,843
Retained earnings	9,508,416	8,421,630
	26,383,913	24,124,789

MINORITY INTEREST	65,701	136,194

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,866,505	$29,227,907

The accompanying notes are an integral part of these consolidated financial statements.

Contents

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

Contents

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock, A and B Class		Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2007	30,936	$14,137,752	$8,344,135	$22,481,887

Comprehensive income:
Net Income			1,928,555	1,928,555

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net	(85)	(38,845)		(38,845)

Stated value stock adjustment		1,604,252	(1,604,252)

Balance at December 31, 2008	30,851	15,703,159	8,421,630	24,124,789

Comprehensive income:
Net Income			2,505,932	2,505,932

Dividends paid			(246,808)	(246,808)

Common stock redeemed, net				-

Stated value stock adjustment		1,172,338	(1,172,338)

Balance at December 31, 2009	30,851	$16,875,497	$9,508,416	$26,383,913

The accompanying notes are an integral part of these consolidated financial statements.

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

Investments measured at fair value are valued at level one in the fair value hierarchy.

NOTE 3.	NOTE RECEIVABLE

Notes receivable consist of the following:

	December 31,	December 31,
	2009	2008

Spiralight Network, LLC - 8.5%	-	519,012
Less impairment	-	(445,253)
	-	73,759
Less current portion	-	(73,759)
	$-	$-

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

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

This investment is accounted for under the equity method with the Company recognizing its proportionate share of income and losses to the extent that the investment exceeds losses.  Accordingly, the recorded investment amount in Spiralight was eliminated at June 30, 2008.  At December 31, 2008, additional losses in excess of the basis totaling $484,264 were applied against the outstanding note receivable.  This note receivable was repaid in September 2009, and the allowance recorded against the receivable was reversed, as noted earlier.

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

Contents

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

Contents

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

Each segment’s accounting policies is the same as described in the summary of significant accounting policies.

2009	Local Exchange Carrier	Broadcast	Internet Service Provider	Total

Revenues and sales	$7,917,048	$382,498	$770,220	$9,069,766
Interest income	348,770	10,348	32,441	391,559
Interest expense	(26,317)	-	(4)	(26,321)
Depreciation and amortization	890,583	24,561	125,310	1,040,454
Income tax expense (benefit)	874,067	(144,616)	268,884	998,335
Segment profit (loss)	2,976,009	(178,202)	(291,875)	2,505,932
Segment assets	27,682,775	458,343	4,725,387	32,866,505
Expenditures for segment assets	1,355,088	6,341	753,427	2,114,856

2008

Revenues and sales	$8,322,715	$651,163	$713,359	$9,687,237
Interest income	407,154	16,962	18,873	442,989
Interest expense	(77,354)	-	-	(77,354)
Depreciation and amortization	802,801	35,478	141,199	979,478
Income tax expense (benefit)	866,403	(174,132)	138,028	830,299
Segment profit (loss)	2,453,972	(193,502)	(331,915)	1,928,555
Segment assets	24,845,441	536,311	3,846,155	29,227,907
Expenditures for segment assets	3,021,452	(75,806)	(181,897)	2,763,749

NOTE 10.	NET INCOME PER COMMON SHARE

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

Contents

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

Contents

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

Contents

Item 9A(T).	Controls and Procedures.Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, and they have concluded that the disclosure controls and procedures are not effective.

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

Breda's management assessed the effectiveness of Breda's internal control over financial reporting as of December 31, 2009.  Based on that assessment, Breda's management has determined that as of December 31, 2009, Breda's internal control over financial reporting was not effective.

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

Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: September 10, 2010	By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer

	By:	/s/ Jane Morlok
Jane Morlok, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: September 10, 2010		Date: September 10, 2010

By:	/s/ Rick Anthofer	By:	/s/ Daniel McDermott
	Rick Anthofer, Treasurer and Director		Daniel McDermott, Director
	Date: September 10, 2010		Date: September 10, 2010

By:	/s/ Clifford Neumayer	By:	/s/ Dean Schettler
	Clifford Neumayer, Director		Dean Schettler, President andDirector
	Date: September 10, 2010		Date: September 10, 2010

By:	/s/ David Grabner	By:	/s/ Jane Morlok
	David Grabner, Director		Jane Morlok, Chief Financial Officer
	Date: September 10, 2010		Date: September 10, 2010

By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer
Date: September 10, 2010