Form 10-Q
period 2010-09-30
BREDA TELEPHONE CORP
filed 2010-11-12
CIK 1084448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  24,947  shares of Class A common stock and 5,498 shares of Class B common stock, no par value, at November 1, 2010.

BREDA TELEPHONE CORP.
FORM 10-Q
For the Quarter Ended September 30, 2010

Index

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Breda Telephone Corp.
And Subsidiaries
Breda, IA

Condensed Consolidated Financial Statements
For the Periods
Ended September 30, 2010 and 2009
And the Year Ended December 31, 2009

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,195,456	$4,987,960
Marketable securities	632,600	490,724
Accounts receivable, net of allowances of $186,101 and $159,831 in 2010 and 2009, respectively	2,329,293	1,928,483
Interest receivable	69,788	62,693
Inventory, at average cost	268,643	297,678
Prepaid income taxes	982,930	1,310,951
Other	230,069	291,977
Deferred income taxes	84,465	58,862
	8,793,244	9,429,328

OTHER NONCURRENT ASSETS
Marketable securities	4,854,964	5,223,501
Investments in unconsolidated affiliates at equity	8,892,598	8,537,047
Other investments at cost	602,387	655,542
Goodwill	918,715	918,715
	15,268,664	15,334,805

PROPERTY, PLANT AND EQUIPMENT	10,509,375	8,102,372

TOTAL ASSETS	$34,571,283	$32,866,505

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$74,503	$14,144
Accounts payable	1,970,504	2,091,609
Accrued taxes	137,877	157,740
Other	165,031	136,722
	2,347,915	2,400,215

LONG-TERM DEBT, less current portion	1,974,179	1,548,575

OTHER NONCURRENT LIABILITIES	2,706,479	2,468,101

STOCKHOLDERS' EQUITY
Common stock, Class A - no par value, 5,000,000 shares authorized, 25,444 and 26,109 shares issued and outstanding at $587 and $547 stated values, respectively	14,935,628	14,281,623
Common stock, Class B - no par value, 5,000,000 shares authorized, 5,001 and 4,742 shares issued and outstanding at $587 and $547 stated values, respectively	2,935,587	2,593,874
Retained earnings	9,604,832	9,508,416
Noncontrolling interest	66,663	65,701
	27,542,710	26,449,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,571,283	$32,866,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months Ended		For the Nine Months Ended
	2010	2009	2010	2009

OPERATING REVENUES	$1,896,622	$2,035,986	$7,166,658	$6,484,517

OPERATING EXPENSES
Cost of services	1,154,436	1,152,852	3,591,197	3,210,538
Depreciation and amortization	289,064	253,087	817,268	780,945
Selling, general, and administrative	606,967	548,706	1,810,615	1,859,505
	2,050,467	1,954,645	6,219,080	5,850,988

OPERATING INCOME	(153,845)	81,341	947,578	633,529

OTHER INCOME (EXPENSES)
Interest and dividend income	58,467	59,563	299,325	331,212
Gain on sale of investments	1,413	524	1,975	1,358
Gain or (Loss) on disposal of assets	4,707	(65,530)	95,715	(71,883)
Interest expense	(16,549)	(129)	(48,077)	(26,086)
Allowance for funds used during construction	16,407	-	47,859	-
Income from equity investments	388,628	80,704	1,318,227	1,376,076
Gain on reversal of note receivable impairment	-	445,252	-	445,252
Other, net	799	(2,597)	(8,875)	(22,655)
	453,872	517,787	1,706,149	2,033,274

INCOME BEFORE INCOME TAXES	300,027	599,128	2,653,727	2,666,803

INCOME TAXES	198,204	233,267	1,075,501	846,870

NET INCOME BEFORE NONCONTROLLING INTEREST	101,823	365,861	1,578,226	1,819,933

NONCONTROLLING INTEREST	(1,103)	134	(962)	2,509

NET INCOME	$100,720	$365,995	$1,577,264	$1,822,442

NET INCOME PER COMMON SHARE	$3.31	$11.86	$51.34	$59.07

DIVIDENDS PER COMMON SHARE	$8.00	$8.00	$8.00	$8.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock, A and B Class		Noncontrolling	Retained
	Shares	Amount	Interest	Earnings	Total

Balance at December 31, 2008 (Restated)	30,851	$15,703,159	$136,194	$8,421,630	$24,260,983

Comprehensive income:
Net Income			(2,398)	2,505,932	2,503,534

Purchase of controlling interest			(68,095)		(68,095)

Dividends paid				(246,808)	(246,808)

Stated value stock adjustment		1,172,338		(1,172,338)

Balance at December 31, 2009	30,851	16,875,497	65,701	9,508,416	26,449,614

Comprehensive income:
Net Income			962	1,577,264	1,578,226

Dividends paid	4030.00			(246,808)	(246,808)

Common stock redeemed, net	(406)	(238,322)			(238,322)

Stated value stock adjustment		1,234,040		(1,234,040)

Balance at September 30, 2010	30,445	$17,871,215	$66,663	$9,604,832	$27,542,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,577,264	$1,822,442
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	817,268	780,945
Noncontrolling interest	962	(2,509)
Deferred income taxes	212,775	573,929
Amortization of investment premium/discount - net	31,198	27,368
Equity income in unconsolidated affiliates, net of distributions received of $1,046,254 and $1,045,268 in 2010 and 2009, respectively	(271,973)	(330,808)
(Gain) or Loss on disposal of property	(95,715)	71,883
Gain on reversal of note receivable impairment	-	(445,252)
Gain on sale of marketable securities	(1,975)	(1,358)
Changes in assets and liabilities:
Decrease in assets	11,059	1,265,076
Decrease in liabilities	(671,669)	(65,999)

Net cash provided by operating activities	$1,609,194	$3,695,717

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,664,900)	(1,278,570)
Proceeds from the sale of assets	95,354	79,594
Purchase of marketable securities	(342,622)	(451,885)
Purchase of equity investments	(83,578)	(10,000)
Purchase of other investments - at cost	(2,786)	(2,956)
Purchase of investment in a subsidiary	-	(68,095)
Proceeds from the sale of marketable securities	540,060	495,826
Proceeds from the sale of other investments - at cost	55,941	23,861
Proceeds from the receipt of principal on note receivable	-	519,011
Net cash used in investing activities	$(2,402,531)	$(693,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(14,037)	(951,495)
Proceeds from the issuance of long term debt	500,000	-
Common stock redeemed, net	(238,322)	-
Dividends paid	(246,808)	(246,808)
Net cash provided by (used in) financing activities	$833	$(1,198,303)

Net Increase (Decrease) in Cash and Cash Equivalents	$(792,504)	$1,804,200

Cash and Cash Equivalents at Beginning of Period	4,987,960	1,317,462

Cash and Cash Equivalents at End of Period	$4,195,456	$3,121,662

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$48,077	$26,086
Income taxes	$534,750	$722,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009 and the results of operations and changes in cash flows for the nine months ended September 30, 2010 and 2009.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 financial statements.  The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the operating results of the entire year.

NOTE 2.     NONCASH INVESTING ACTIVITIES

Noncash investing activities included $559,010 and $1,340 during the nine months ended September 30, 2010 and September 30, 2009, respectively, relating to plant and equipment additions under construction during the period, which are reflected in accounts payable at September 30, 2010 and September 30, 2009.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.     OPERATING SEGMENTS (continued)

The segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
	Exchange		Service
Nine Months Ended September 30, 2010	Carrier	Broadcast	Provider	Total
Revenues	$6,392,527	$153,946	$620,185	$7,166,658
Segment profit (loss)	1,874,313	(68,783)	(228,266)	1,577,264

	Local		Internet
	Exchange		Service
Nine Months Ended September 30, 2009	Carrier	Broadcast	Provider	Total
Revenues	$5,577,682	$333,746	$573,089	$6,484,517
Segment profit (loss)	2,160,929	(142,999)	(195,488)	1,822,442

##	Local		Internet
	Exchange		Service
Three Months Ended September 30, 2010	Carrier	Broadcast	Provider	Total
Revenues	$1,631,772	$53,100	$211,750	$1,896,622
Segment profit (loss)	113,210	(21,851)	9,361	100,720

	Local		Internet
	Exchange		Service
Three Months Ended September 30, 2009	Carrier	Broadcast	Provider	Total
Revenues	$1,794,518	$48,074	$193,394	$2,035,986
Segment profit (loss)	455,048	(26,071)	(62,982)	365,995

NOTE 4.     NET INCOME PER COMMON SHARE

Net income per common share for September 30, 2010 and 2009 was computed by dividing the weighted average number of shares of common stock outstanding into the net income.  The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2010 and 2009 were 30,470 and 30,851, and 30,724 and 30,851 respectively.

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

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     PURCHASE COMMITMENTS

As of September 30, 2010, purchase commitments for the construction of the fiber-to-the-home project in Breda’s CLEC in Carroll, Iowa totaled $7,660,285.16.  Breda is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  On October 2, 2009, Breda received the first loan proceeds in the amount of $1,000,000, and this loan advance carries a fixed interest rate of 3.918%.  BTC Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%. BTC Inc.’s third loan advance in the amount of $500,000 was received on September 20, 2010, and carries a fixed interest rate of 3.481%.

NOTE 7.     OTHER INVESTMENTS

INVESTMENTS IN UNCONSOLIDATED AFFILIATES AT EQUITY
Investments in unconsolidated affiliates at equity include investments in partnerships, limited liability companies and joint ventures as follows:

	2010	2009

Alpine Communications, L.C.	$3,490,056	$3,389,504
West Iowa Cellular, Inc.	2,000,162	1,547,040
RSA #1, Ltd.	1,636,299	1,660,481
RSA #7, Ltd.	646,115	594,949
RSA #9, Ltd.	906,356	1,011,261
Quad County Communications	22,486	14,955
Guthrie Group, L.L.C.	20,508	25,529
Hilbert Communications, L.L.C.	170,616	293,328
	$8,892,598	$8,537,047

The Company has a 22.27% ownership interest in Alpine Communications, L.C. (Alpine) at September 30, 2010.  Alpine owns and operates several wireline telephone exchanges in northeastern Iowa, and also provides Internet and cable television services in and around its wireline service territory.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     OTHER INVESTMENTS (Continued)

The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2010.

2010
Alpine Communications, L.C.

Assets	$24,196,908
Liabilities	11,758,049
Equity	$12,438,859

Revenues	$5,616,429
Expenses	4,924,426
Net Income	$692,003

The Company’s percentage ownership interests in partnerships providing cellular telephone services within their respective service areas at September 30, 2010 are as follows:

West Iowa Cellular, Inc.,	25.0%
RSA #1, Ltd.	10.3%
RSA #7, Ltd.	7.1%
RSA #9, Ltd.	16.7%

The following is a summary of condensed financial information pertaining to the remaining companies described above as of September 30, 2010.

2010
	RSA #7	RSA #9

Assets	$11,995,247	$7,614,977
Liabilities	2,964,703	2,108,047
Equity	$9,030,544	$5,506,930

Revenues	$18,639,804	$11,822,225
Expenses	13,142,923	8,890,639
Net Income	$5,496,881	$2,931,586

Third quarter 2010 financial statements were unavailable for West Iowa Cellular, Inc. as of the date of this report.  Estimates of Breda’s third quarter income from West Iowa Cellular, Inc. in the amount of $151,040 were included in Breda’s financial statements for the nine-month period ending September 30, 2010.

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     OTHER INVESTMENTS (Continued)

Third quarter 2010 financial statements were unavailable for RSA #1, Ltd. as of the date of this report.  Estimates of Breda’s third quarter income from RSA #1, Ltd. in the amount of $46,599 were included in Breda’s financial statements for the nine-month period ending September 30, 2010.

The Company has a 33.33% ownership interest in Quad County Communications (Quad County) at September 30, 2010.  This entity owns and operates a fiber optic network.

The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2010.

2010
Quad County Communications

Assets	$74,200
Liabilities	6,743
Equity	$67,457

Revenues	$21,879
Expenses	45,983
Net Income	$(24,105)

The Company has a 33.33% interest in Guthrie Group, L.L.C. at September 30, 2010.  The following is a summary of condensed financial information pertaining to the company described above as of September 30, 2010.

2010
Guthrie Group, L.L.C.

Assets	$61,523
Liabilities	-
Equity	$61,523

Revenues	$2,216
Expenses	35,280
Net Income	$(33,064)

Index

BREDA TELEPHONE CORP. AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.     OTHER INVESTMENTS (Continued)

The Company had a 6.47% ownership interest in Hilbert Communications, LLC (Hilbert) at September 30, 2010.  Hilbert provides fiber optic transport services in Wisconsin, Illinois and Minnesota; provides roaming services to cellular carriers on their wireless network in Wisconsin; provides cellular services to retail customers in Wisconsin; provides wireless industry consulting services to carriers at any location; and provides all services as previously provided by the wholly-owned subsidiaries.

Third quarter 2010 financial statements were unavailable for Hilbert Communications, LLC as of the date of this report.  Estimates of Breda’s third quarter income from Hilbert Communications, LLC in the amount of $69,553 were included in Breda’s financial statements for the nine-month period ending September 30, 2010.

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

Index

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

Breda has switching capabilities for the Carroll, Iowa market that allows Breda to offer another type of high-speed Internet services, in addition to its voice, long distance and present Internet services.  The switching capabilities also allow Breda to be able to bring fiber to the home, which would be an overbuild of the Carroll market, and would allow Breda to be self-reliant in providing communication services to that community because Breda would then no longer need to lease access lines from Qwest to provide services.  BTC, Inc. obtained a $10,000,000 broadband loan from the Rural Utilities Services in April, 2009 for purposes of constructing fiber to the home in Carroll, Iowa.  BTC, Inc. began the approximately two-year project in September 2009, and presently has nearly all of the main line fiber placed in the ground.

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

Revenues

The following table reflects, on a consolidated basis for Breda and its subsidiaries, the approximate percentage of Breda's and its subsidiaries' aggregate revenue which was derived from the three segments described above and from investments for the three-month periods ended September 30, 2010, and September 30, 2009, respectively:

			% of Total Revenues
	Three Months Ended		for the Three Months Ended
	September 30,		Ended September 30,

	2010	2009	2010	2009
OPERATING REVENUES
Local exchange carrier services	$1,631,772	$1,794,518	86.0%	88.1%
Broadcast services	53,100	48,074	2.8%	2.4%
Internet services	211,750	193,394	11.2%	9.5%
	$1,896,622	$2,035,986	100.0%	100.0%

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

Results of Operations

The following table sets forth certain items reflected in Breda's consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues:

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009

Operating revenues	100%	100%	100%	100%
Cost of services	61%	57%	50%	49%
Depreciation and amortization	15%	12%	12%	12%
Selling, general and administrative	32%	27%	25%	29%

Operating income	-8%	4%	13%	10%
Other income (expenses)	23%	25%	24%	31%
Income taxes	10%	11%	15%	13%

Net income	5%	18%	22%	28%

Three Months Ended September 30, 2010 and 2009

The table below sets forth the components of Breda's revenues for the three months ended September 30, 2010, compared to the same period in 2009.

	Three Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$316,351	$254,311	$62,040	24.4%
Network access services	815,910	1,119,591	(303,681)	-27.1%
Long distance services	62,270	59,205	3,065	5.2%
Cellular services	381,600	316,852	64,748	20.4%
Uncollectibles	(9,487)	(21,695)	12,208	-56.3%
Miscellaneous	65,128	66,254	(1,126)	-1.7%
	$1,631,772	$1,794,518	$(162,746)	-9.1%

Broadcast Services	$53,100	$48,074	$5,026	10.5%

Internet services	$211,750	$193,394	$18,356	9.5%

	$1,896,622	$2,035,986	$(139,364)	-6.8%

There was a decrease in total operating revenues for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, of $139,364, or 6.8%.

Local Exchange Carrier Services – ($162,746)

Local exchange carrier services revenues accounted for 86.0% of all operating revenue in the three-month period ended September 30, 2010.  There was a $162,746, or 9.1%, decrease in local exchange carrier services revenues for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.

Index

Local network services revenues increased $62,040, or 24.4%, for the three months ended September 30, 2010, as compared to the same period in 2009, because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa, and because of rate increases on some of Breda’s ILEC customers beginning in 2009.  While the CLEC operation shows growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.  Breda also implemented a $4.00 per month rate increase for its business customers and a $3.50 per month rate increase for its residential customers in its Carroll exchange who subscribe to local phone service.  The rate increase became effective on May 1, 2010, and the increase affected approximately 693 customers.

Breda's long distance services revenue increased $3,065, or 5.2%, for the three months ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  This increase in revenue resulted from both a 6.5% increase in the number of long distance subscribers and a 9.0% increase in long distance minutes of use for the three months ended September 30, 2010, when compared to the same three-month period in 2009.  The three month period ended September 30, 2010 was unusual because overall, Breda has experienced the industry-wide trend decrease in minutes of use whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Network access services decreased $303,681, or 27.1%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Approximately $203,000 of the decrease resulted from the non-payment of network access minutes when BTC and XO Communications signed an agreement on June 15, 2010 to settle their conference bridge minutes dispute.   Breda also experienced decreased intrastate access revenue caused by the Iowa Utilities Board’s 3.1 cent per minute reduction for switching revenue and the common carrier line rate elements which became effective on February 9, 2009, as well as the almost 50% reduction in high cost loop funding from the universal service fund which went into effect January 1, 2009.  Breda’s incumbent local exchange carrier companies experienced a 12.5% decrease in overall originating and terminating minutes of use on their networks during the three month period ended September 30, 2010 when compared to the three month period ended September 30, 2009.  The main cause of this decrease as noted previously is due to the industry-wide trend whereby subscribers are utilizing their package of minutes on their cell phone plans to make more of their long distance calls instead of using their long distance service through their local telephone provider such as Breda.

Index

Breda has contracted with a conference bridge vendor for the transport of long distance calls over Breda’s networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda's provider of the conference bridge minutes decreased its use of the bridges in Breda’s location during 2009 while negotiations were being conducted with carriers for the payment of access revenue on this traffic, and until a new agreement was reached between Breda and its conference bridge vendor.  The initial conference bridge vendor agreement terminated on December 31, 2009.  The renegotiated agreement became effective January 1, 2010, and Breda has seen an increase of approximately 24,630,078 conference bridge minutes for the three-month period ended September 30, 2010 when compared to the three-month period ended September 30, 2009.  Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the three months ended September 30, 2010, reflect discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 75% discount from Breda’s tariffed rates.

Breda, along with all other Iowa carriers subject to the Iowa Utilities Board’s ruling that became effective on February 9, 2009, experienced a 3.1 cent per minute reduction in its intrastate access rate received on all intrastate access minutes.  Breda estimates that this reduction in intrastate access rates resulted in a $27,229 reduction for the three months ended September 30, 2010, when compared to the three-months ended September 30, 2009.

Breda also experienced a decrease in 2009 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008.  In this filing, which the FCC accepted and became effective on January 1, 2009, there were modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the three months ended September 30, 2010 was approximately $2,220.  This decrease was offset by an increase in Interstate Common Line Support of $13,197, and an increase of $20,560 in the Safety Net Additive.  Breda estimates that the total universal service fund payments increase of $28,203, combined with the NECA settlement payments increase, totaled approximately a $51,326 increase in payments when comparing the two three-month periods.  The remaining overall decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Cellular services increased $64,748, or 20.4%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  The overall number of customers served between the two three-month periods increased 7.7%, and there was a decrease in the amount of cellular commission chargebacks for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.

Uncollectibles decreased $12,208, or 56.3%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  The uncollectibles are related to customer accounts, and the difference in the three months periods is related to the timing of bankruptcy filings or factors affecting the payment of customer invoices.

Miscellaneous revenue decreased $1,126, or 1.7%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Roaming revenue for wireless minutes of service increased $6,757, or 73.2%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, with the increase resulting from an increase in data usage minutes.  Other nonregulated services revenue decreased $2,220, or 17.0%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, and is mainly attributable to the decrease in the number of phone systems sold.  Directory listing revenue decreased $10,085 when comparing the respective three month periods, but traffic aggregation revenue increased $4,832 during the three month period ended September 30, 2010 when compared to the three month period ended September 30, 2009.

Billing and collection revenue, which is included in miscellaneous revenue, decreased $113, or 4.3%, for the three month period ended September 30, 2010, when compared to the same three month period in 2009.  Billing and collection revenue is generated when Breda receives revenue for billing the long distance services of other carriers and placing those amounts on Breda’s customer invoices so that the customers receive only one invoice for all services.

Index

Broadcast Services – $5,026

Broadcast services revenue increased $5,026, or 10.5%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009. Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sales affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Tele-Services was providing cable TV service to 588 subscribers as of September 30, 2010, compared to 628 customers on September 30, 2009.  The increase in revenue for the three-month period ended September 30, 2010 was caused by cable service rate increases implemented in all of Tele-Services’ cable service communities on June 1, 2010.  A $4.05 basic service rate increase was implemented on June 1, 2010 in five of the communities, and a $6.00 basic service rate increase was implemented on June 1, 2010 in the Macedonia community.

Internet Services – $18,356

Internet services revenue increased $18,356, or 9.5%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Breda experienced a 14.2% increase in its high-speed Internet customer base when comparing the two periods, which has helped offset the decrease in Breda’s dialup Internet customer base.  The decrease in dialup Internet customers is the result of the migration of customers to high-speed Internet because of an overall decrease in the price for high-speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the three months ended September 30, 2010, compared to the same period in 2009.

	Three Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$584,553	$560,734	$23,819	4.2%
Plant nonspecific operations	114,490	125,081	(10,591)	-8.5%
Cost of long distance	47,215	49,013	(1,798)	-3.7%
Cost of cellular	292,712	300,707	(7,995)	-2.7%
Cost of internet	64,745	71,155	(6,410)	-9.0%
Cost of programming	50,721	46,162	4,559	9.9%
Total cost of services	$1,154,436	$1,152,852	$1,584	0.1%

Depreciation and amortization	$289,064	$253,087	$35,977	14.2%

Selling, general and administrative
Customer operations	$142,923	$183,822	$(40,899)	-22.2%
Corporate operations	391,977	376,614	15,363	4.1%
General taxes	72,067	(11,730)	83,797	-714.4%
Total selling, general and administrative	$606,967	$548,706	$58,261	10.6%

	$2,050,467	$1,954,645	$95,822	4.9%

Cost of Services – $1,584

Cost of services increased $1,584, or 0.1%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Plant specific operations increased $23,819, or 4.2%.  The plant specific expenditures increased $24,160 for non-regulated services, which was almost all attributable to BTC, Inc.’s fiber to the home project in Carroll, Iowa.  These expenditures were incurred for inside wiring expense when businesses and residential homes were wired for fiber to the home services.  Most all other plant specific expenditures such as central office equipment, outside plant expense, land and building expense, distribution system expense, buried cable expense and vehicle expense were relatively unchanged when comparing the three month period ended September 30, 2010 with the three month period ended September 30, 2009.   Conference bridge provisioning increased $515 when comparing the three-month period ended September 30, 2010 with the three-month period ended September 30, 2009, and was relatively unchanged between those three month periods because the minutes of use available for payment were similar during those three month periods.  Conference bridge marketing fees are included in conference bridge provisioning and are dependent on both the volume of minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.

Index

Plant nonspecific operations decreased $10,591, or 8.5%, during the three month period ended September 30, 2010 when compared to the three month period ended September 30, 2009 because, while USF contributions are being coded to plant nonspecific operations for the three month period ended September 30, 2010, and for which there were no corresponding amounts for the three month period ended September 30, 2009, they were offset by decreases in provisioning expenses and testing expenses during the three month period ended September 30, 2010.

Long distance provisioning costs decreased $1,798, or 3.7%, and reflects the timing difference caused by the cutoff date used for minutes billed to Breda versus the cutoff date used by Breda to record minutes of use to bill its customers.  Breda had shown an increase in minutes of use when comparing the three month period ended September 30, 2010 to the three month period ended September 30, 2009.

Cellular provisioning costs decreased $7,995, or 2.7%, and reflects the decreased cost of equipment and accessories, and labor, to serve the 7.7% increase in the cellular customers base during the three months ended September 30, 2010, when compared to the three-month period ended September 30, 2009.

Internet provisioning costs decreased $6,410, or 9.0%, for the three month period ended September 30, 2010 when compared to the three month period ended September 30, 2009.  Some of Breda’s Internet provisioning costs have decreased because of Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision more customers on these facilities without having to expand its capacity.

Cost of video programming fees increased $4,559, or 9.9%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  BTC, Inc. has begun to incur IPTV programming costs in preparation for launching its IPTV system over its fiber to the home network in Carroll, Iowa in January 2011.  Those fees are included in the programming fees for the three-month period ended September 30, 2010, and for which there were no corresponding fees in the three-month period ended September 30, 2009.

Index

Depreciation and Amortization –$35,977

Depreciation and amortization expense increased $35,977, or 14.2%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Breda is depreciating an OC-192 fiber optic ring and five meta-switches, which all became operational in the latter part of 2008 and in 2009. Breda is also starting to depreciate over $3,000,000 in new plant assets for a switch and fiber optic plant in its CLEC operations.  Many of Breda’s assets, especially its cable televisions systems and equipment, have, however, begun to reach the end of their depreciable life, so depreciation expense is somewhat offset by the depreciation that is no longer available for those older systems and equipment.   Also, with the sale of eight of Tele-Services' cable TV properties on July 1, 2009, those assets are no longer generating depreciation expense.  Some of Breda’s new capital expenditures, such as its fiber overbuild project, are accounted for as Plant under Construction, and will not generate depreciation expense until they become operational.

Selling, General and Administrative –$58,261

Selling, general and administrative expenses increased $58,261, or 10.6%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  Customer operations decreased $40,899, or 22.2%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, and mainly resulted from a decrease in advertising expenses as well as decreased wages and benefits when a full time position was not replaced when it became vacant.

Corporate operations increased $15,363, or 4.1%, during the three-month period ended September 30, 2010, when compared to the same period in 2009, and was mainly attributable to increased computer and IT maintenance costs.  In 2009, Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  There were no corresponding internal control consulting costs for the quarter ended September 30, 2010.  This decrease in consulting costs was offset by a larger increase in wages and benefits due to the addition of a corporate officer in June 2009 and a full-time IT staff member in September 2009.

Property and general taxes expense increased $83,797, or 714.4%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, and is a function of the assessed valuation and tax rate each year.

Index

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the three-month period ended September 30, 2010, compared to the same period in 2009.

	Three Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$58,467	$59,563	$(1,096)	-1.8%
Gain on sale of investments	1,413	524	889	169.7%
Gain or (Loss) on disposal of assets	4,707	(65,530)	70,237	107.2%
Interest expense	(16,549)	(129)	(16,420)	-12,728.7%
Allowance for funds used during construction	16,407	-	16,407	100.0%
Income from equity investments	388,628	80,704	307,924	381.5%
Gain on reversal of note receivable impairment	-	445,252	(445,252)	100.0%
Other, net	799	(2,597)	3,396	130.8%
	$453,872	$517,787	$(63,915)	-12.3%

Interest and Dividend Income.  Interest and dividend income decreased $1,096, or 1.8%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  This decrease in interest and dividend income was due to decreased interest rates on Breda’s temporary investments and marketable securities when comparing the respective three-month periods, and from the decrease in held temporary investments when they were liquidated at the time of maturity for use in operations.

Gain or (loss) on sale of investments. Both the $1,413 gain on sale of investments for the three-month period ended September 30, 2010, and the $524 gain on sale of investments for the three-month period ended September 30, 2009, represents the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $4,707 gain on disposal of assets for the three-month period ended September 30, 2010, was a combination of the $441 loss on the retirement of computers, $5,043 gain on the disposal of equipment in Lidderdale damaged by lightning, and the $105 gain from the sale of cabinets.  The $65,530 loss on the disposal of assets for the three-month period ended September 30, 2009 resulted from the net gains and losses on the retirement of service vehicles and work equipment, and the $57,349 loss on the sale of cable TV properties.

Interest Expense.  The $16,420, or 12,728.7%, increase in interest expense for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, is the net result of the reduction to zero of the Rural Telephone Finance Cooperative loan balance on which interest was paid because of the final prepayment of all remaining principal on April 30, 2009, and from the additional interest expense generated from BTC, Inc.'s loans with the Rural Utilities Services for the Carroll overbuild project. As noted previously, Breda’s subsidiary, BTC, Inc. is financing its fiber to the home overbuild of Carroll, Iowa with a $10,000,000 broadband loan from Rural Utilities Services.  Interest payments totaling $16,407 on the $2,064,329 in loan advances from the RUS have been capitalized as project costs during the three-month period ended September 30, 2010.

Index

Allowance for funds used during construction.  The $16,407 allowance for funds used during construction for the three-month period ended September 30, 2010 represents the interest on the RUS broadband loan that was capitalized, and for which there was no comparable entry for three-month period ended September 30, 2009.

Income from Equity Investments.  Income from equity investments increased $307,924, or 381.5%, for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The increase in income from equity investments reported on Breda's income statement for the three-month period ended September 30, 2010 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating mainly in Wisconsin.

Gain on reversal of note receivable impairment.  The $445,252 gain on reversal of note receivable impairment for the three-month period ended September 30, 2009, has no comparable entry for the three-month period ended September 30, 2010.

Other, net.  The $3,396, or 130.8%, increase in other net income for the three-month period ended September 30, 2010, when compared to the three-month period ended September 30, 2009, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes decreased $35,063, or 15.0%, for the three-month period ended September 30, 2010, when compared to the same period in 2009.  The effective tax rate in 2010 is 66.06%, compared to a 38.93% tax rate in 2009.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income decreased $265,275, or 72.5%, for the three-month period ended September 30, 2010, when compared to the same period in 2009.

Index

Nine Months Ended September 30, 2010 and 2009

The following table sets forth the components of Breda's revenues for the nine months ended September 30, 2010, compared to the same period in 2009.

	Nine Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OPERATING REVENUES
Local Exchange Carrier
Local network services	$920,661	$739,061	$181,600	24.6%
Network access services	3,898,570	3,326,269	572,301	17.2%
Long distance services	191,677	187,510	4,167	2.2%
Cellular services	1,209,915	1,188,419	21,496	1.8%
Uncollectibles	(13,013)	(22,275)	9,262	-41.6%
Miscellaneous	184,717	158,698	26,019	16.4%
	$6,392,527	$5,577,682	$814,845	14.6%

Broadcast Services	$153,946	$333,746	$(179,800)	-53.9%

Internet services	$620,185	$573,089	$47,096	8.2%

	$7,166,658	$6,484,517	$682,141	10.5%

There was an increase in total operating revenues for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, of $682,141, or 10.5%.

Local Exchange Carrier Services – $814,845

Local exchange carrier services revenues accounted for 89.2% of all operating revenues in the nine-month period ended September 30, 2010.  There was a $814,845, or 14.6%, increase in local exchange carrier services revenues for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.

Local network services revenues increased $181,600, or 24.6%, for the nine months ended September 30, 2010, as compared to the same period in 2009, primarily because of the increased number of customers taking phone service from BTC, Inc. in Carroll, Iowa.  While the CLEC operation has shown growth in its subscriber base, Breda is experiencing declines in the subscriber bases of its rural ILEC exchanges.  Breda also implemented a $3.50 per month rate increase for its customers in its Breda, Lidderdale and Westside exchanges who subscribe to local phone service.  The rate increase became effective on February 1, 2009, and the increase affected approximately 1,145 customers.  Breda also implemented a $4.00 per month rate increase for its business customers and a $3.50 per month rate increase for its residential customers in its Carroll exchange who subscribe to local phone service.  The rate increase became effective on May 1, 2010, and the increase affected approximately 693 customers.

Index

Network access services increased $572,301, or 17.2%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  This increase mainly resulted from the increase in terminating access minutes generated from traffic delivered to Breda’s conference bridge in Carroll, Iowa.  Prior to the negotiation of agreements with carriers, these minutes were recorded at BTC’s access rates in the network access services accounts with an estimated allowance recorded in the uncollectibles accounts. Breda has contracted with a conference bridge vendor for the transport of long distance calls over Breda's networks.  Breda initially began billing for these services in September 2006, and began billing for additional conference bridge services in March 2007.  Breda’s conference bridge services, net of the XO Communications adjustment of approximately $203,000, generated approximately $2,253,524 of access revenue for the nine-month period ended September 30, 2010, compared to approximately $1,643,343 for the nine-month period ended September 30, 2009.  Breda’s conference bridge revenue also somewhat decreased during the nine month period ended September 10, 2010 when compared to the nine month period ended September 30, 2009, because additional carriers are disputing high volume access charges, for which BTC is estimating an allowance for uncollectible accounts.  These estimates are included in the network access revenue services.   The conference bridge services minutes of use increased by approximately 69,093,711 minutes when comparing the nine-month period ended September 30, 2010, with the nine-month period ended September 30, 2009.  Breda’s provider of conference bridge minutes decreased the volume of traffic it was sending to the conference bridges in Breda’s location while negotiations were underway with interexchange carriers on the payment of access revenue for this traffic. Breda has negotiated settlement agreements with its main carriers such as AT&T and Verizon, and the access rates included in the access revenue for its conference bridge traffic for the nine months ended September 30, 2010, reflects discounted rates based on volume, instead of Breda’s normal access tariff rates.  The settlement rates reflect an approximate 75% discount from Breda’s tariffed rates.

Breda's access revenue has also been adversely affected by the Iowa Utilities Board’s ruling which became effective on February 9, 2009, and which decreased the intrastate access rate on all intrastate minutes by 3.1 cents per minute.  Breda estimates that this reduction in intrastate access rates resulted in an approximate $85,438 decrease in network access revenue for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.

Index

Breda also experienced a decrease in 2010 for its high cost loop support payment.  The National Exchange Carriers Association filed its 2009 Modification of the Average Schedule Universal Service High Cost Loop Support Formula with the FCC on August 29, 2008, which was accepted by the FCC, and became effective on January 1, 2009.  The filing resulted in modifications to the formula used to calculate interstate universal service fund high cost loop expense adjustments for average schedule companies.  Breda estimates that the reduction in this universal service fund payment during the nine months ended September 30, 2010 was approximately $66,729.  This decrease was offset by an increase in Interstate Common Line Support of $26,961, and an increase of $60,566 in Safety Net Additive payments.  Breda estimates that the $66,729 universal service fund payments increase, combined with the NECA settlement payments increase, totaled approximately a $93,343 increase in payments when comparing the two nine-month periods.  The remaining overall decrease in access revenue was caused by an overall decrease in the long distance minutes of use generated by customers using Breda’s network to originate or terminate long distance calls.

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

Breda's long distance services revenue increased $4,167, or 2.2%, for the nine months ended September 30, 2010, when compared to the nine-month period ended September 30, 2009. Breda experienced a 7.3% increase in its long distance customer base when comparing the two periods, and the increase has helped offset a general decrease in the average minutes used by each customer on a monthly basis.  Breda’s long distance minutes of use decreased 1.2% when comparing the two nine-month periods.  Breda has received a good response to its package offerings that include local and long distance service from both residential and business customers.  Breda believes that the decrease in the average minutes used by customers arises from the industry wide trend of subscriber's using their cell phones rather than using their local telephone provider to make long distance calls.

Cellular services increased $21,496, or 1.8%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009. Breda’s cellular customer activations increased 0.9% during the nine-month period ended September 30, 2010 when compared to the nine-month period ended September 30, 2009. The reason for the increased revenue when comparing the two nine-month periods is the increase in the transaction fees from smart phones and other higher priced data plans.

Index

Uncollectibles decreased $9,262, or 41.6%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  These uncollectibles are related to customer accounts, and the decrease when comparing the two nine month periods is a function of the timing of circumstances causing the write-off of unpaid accounts.

Miscellaneous revenues increased $26,019, or 16.4%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009. Other nonregulated services revenue decreased $1,761, or 4.9%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, and is mainly attributable to the overall decrease in customer premise equipment rental and services.  Roaming revenue for wireless minutes of service increased $17,359, or 79.8%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, and is the result of additional minutes from other wireless carriers negotiated on roaming agreements for Breda’s subsidiary, Carroll County Wireless, LLC.  The remaining increase in miscellaneous revenue is mainly attributable to increased traffic aggregation revenue for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009. Miscellaneous revenues also increased from billing and collection services revenue when comparing the two, nine month periods.

Broadcast Services – ($179,800)

Broadcast services revenue decreased $179,800, or 53.9%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  The broadcast services revenue decrease is attributable to the decrease in the number of cable TV subscribers between the those nine-month periods.  Tele-Services sold seven of its southern Iowa cable television systems and its Beaver Lake, Nebraska cable television system on July 1, 2009.  The latter sale affected approximately 1,146 customers.  On August 1, 2009, Tele-Services purchased the cable television system for Macedonia, Iowa.  This purchase added approximately 68 customers to Tele-Services’ customer base.  Most of those cable television customers already received telephone service from Breda.  Breda was providing cable TV service to 588 subscribers as of September 30, 2010, compared to 628 customers on September 30, 2009.   A $4.05 basic service rate increase was implemented on June 1, 2010 in five of Tele-Services’ cable service communities, and a $6.00 basic service rate increase was implemented on June 1, 2010 in the Macedonia community.

Internet Services – $47,096

Internet services revenue increased $47,096, or 8.2%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  Breda experienced a decrease of 34.9% in its dial-up customer base and a 13.4% increase in its high-speed Internet customer base when comparing the those nine-month periods.  The decrease in dialup Internet customers is the result of the migration of customers to high speed Internet because of an overall decrease in the price for high speed Internet.  Breda is gaining high-speed Internet customers in the Carroll, Iowa area because BTC, Inc. is offering bundled services packages that include Internet services, as well as local telephone and other communication services.  On November 1, 2008, Breda implemented both lowered rates and increased bandwidth for its residential customers in Carroll, Iowa.  All current customers receiving 256K on that date began receiving 1 MB of bandwidth, and all customers receiving 1 MB of bandwidth began receiving 3 MB of bandwidth on that date. On November 1, 2008, residential pricing for 1 MB of service dropped from $47.99 per month to $29.99 per month.  In July 2009, Breda added bandwidth options between 3MB and 10 MB for its customers in Breda, Iowa.  On November 1, 2009, Breda began offering 3MB and 5MB high-speed Internet options in its ILEC communities of Macedonia, Farragut, Lidderdale, Pacific Junction and Westside, Iowa.

Index

OPERATING EXPENSES

The table below sets forth the components of Breda's operating costs for the nine months ended September 30, 2010, compared to the same period in 2009.

	Nine Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OPERATING EXPENSES
Cost of services
Plant specific operations	$1,850,542	$1,382,015	$468,527	33.9%
Plant nonspecific operations	357,793	329,216	28,577	8.7%
Cost of long distance	141,140	150,690	(9,550)	-6.3%
Cost of cellular	905,728	883,732	21,996	2.5%
Cost of internet	191,184	202,039	(10,855)	-5.4%
Cost of programming	144,810	262,846	(118,036)	-44.9%
Total cost of services	$3,591,197	$3,210,538	$380,659	11.9%

Depreciation and amortization	$817,268	$780,945	$36,323	4.7%

Selling, general and administrative
Customer operations	$448,440	$629,623	$(181,183)	-28.8%
Corporate operations	1,211,352	1,163,292	48,060	4.1%
General taxes	150,823	66,590	84,233	126.5%
Total selling, general and administrative	$1,810,615	$1,859,505	$(48,890)	-2.6%

	$6,219,080	$5,850,988	$368,092	6.3%

Index

Cost of Services – $380,659

Cost of services increased $380,659, or 11.9%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  Plant specific operations increased $468,527, or 33.9%, with $474,859 of the increase mainly attributable to an increase in the marketing and provisioning costs to provide conference bridge services.  Marketing fees are dependent on both the volume of the minutes and the revenue received for the minutes.  As noted previously, Breda has finalized settlement agreements with some of the carriers for discounted rates.  Other plant specific costs that decreased when comparing the two nine-month periods ended September 30, 2010, and September 30, 2009, were costs for customer premise equipment, outside plant maintenance and repairs, central office repairs and maintenance, land and building expense, distribution system power and expense.

Plant nonspecific operations increased $28,577, or 8.7%, due mainly to increased USF contribution expense and testing expense offset by a decrease in provisioning expense. Testing expense increased $20,629 when comparing the nine-month periods ended September 30, 2010, and September 30, 2009, and resulted from increased labor costs associated with preparatory work for Breda’s fiber-to-the-home roll-out after construction is completed in late 2010 or early 2011.

Long distance provisioning costs decreased $9,550, or 6.3%, and reflects the decrease in overall minutes even though the rate per minute costs that Breda must pay to its brokers to provide long distance services to its customers continues to increase. Breda had a 7.3% increase in customers subscribing to Breda’s long distance services for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, but its long distance minutes of use per customer decreased 7.9% when comparing those two nine-month periods.

Cellular provisioning costs, which includes the purchase of phones and accessories, and labor costs, increased $21,996, or 2.5%, and reflects the increased cost of equipment and accessories to serve the 0.9% increase in the cellular customers for the nine-month period ended September 30, 2010 when compared to the nine-month period ended September 30, 2009.

Internet provisioning costs decreased $10,855, or 5.4%, during the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  This decrease resulted from Breda’s upgrade of its network and its ability to provision its Internet services over Ethernet, which not only allows Breda to provision at a lower cost, but because of its increased bandwidth capabilities, Breda can also provision many more customers on these facilities without having to expand its capacity.

Index

As noted previously, Tele-Services sold eight of its remaining cable TV communities on July 1, 2009. The decrease in the number of cable TV customers due to those actions is reflected in the programming fees which decreased $118,036, or 44.9%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  Even though Tele-Services is a member of an industry programming purchasing group, Tele-Services continues to see significant increases in the programming rates paid by Tele-Services in order to offer its cable TV offerings.  Tele-Services also began paying retransmission agreement fees on January 1, 2009, for local broadcast stations.

Depreciation and Amortization – $36,323

Depreciation and amortization expense increased $36,323, or 4.7%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  Breda had significant capital investments in outside plant equipment, switches and in new financial and provisioning software during 2009 and 2010.  The depreciation on some of these items is reflected in the nine-month period ended September 30, 2010, but was not applicable to the nine-month period ended September 30, 2009.  Some of the capital investments in Breda’s fiber project in Carroll, Iowa, are presently classified as Plant Under Construction and are not being depreciated.  Those assets will be depreciated when they are placed into service.

Selling, General and Administrative – ($48,890)

Selling, general and administrative expenses decreased $48,890, or 2.6%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  Customer operations decreased $181,183, or 28.8%, for the nine-month period ended September 30, 2010 when compared to the nine-month period ended September 30, 2009, and mainly resulted from decreased wages and benefits when a full time position was not replaced when it became vacant, and also from a decrease in advertising and promotion expenditures.  Beginning in 2010, cellular services advertising and promotion expenses are reported under cellular services provisioning instead of corporate advertising expenses.  The advertising expenses coded to cellular provisioning for the nine-month period ended September 30, 2010 totaled $7,380.

Corporate operations increased $48,060, or 4.1%, when comparing the nine-month periods. In 2009 Breda hired outside consultants to facilitate the risk assessment, documentation, testing, and implementation of its SEC-mandated internal control program for both financial controls and information technology controls.  In 2009 Breda also had legal and consulting fees associated with strategic planning opportunities regarding its investment in Alpine Communications, L.C., Hilbert Communications, LLC, the 700 MHz auction, fiber to the home project in Carroll, as well as strategic planning for Breda's own operations.  While there was a $108,378 decrease in consulting services for the nine-month period ended September 30, 2010, there were increases in legal, accounting, insurance, labor, and benefit costs when comparing the respective nine-month periods.  The decrease in consulting costs was offset by a larger increase in wages and benefits due to the addition of a corporate officer in June 2009 and a full-time IT staff member in September 2009.

Index

Property and general taxes expense increased $84,233, or 126.5%, when comparing the nine-month period ended September 30, 2010 to the nine-month period ended September 30, 2009.  Any increase or decrease in property tax expense is based on the annual valuation assessments received each year from the county assessors.

OTHER INCOME (EXPENSE)

The table below sets forth the components of other income (expense) for the nine-month period ended September 30, 2010, compared to the same period in 2009.

	Nine Months Ended
	September 30,		Change

	2010	2009	Amount	Percent
OTHER INCOME (EXPENSE)
Interest and dividend income	$299,325	$331,212	$(31,887)	-9.6%
Gain on sale of investments	1,975	1,358	617	45.4%
Gain or (Loss) on disposal of assets	95,715	(71,883)	167,598	233.2%
Interest expense	(48,077)	(26,086)	(21,991)	-84.3%
Allowance for funds used during construction	47,859	-	47,859	100.0%
Income from equity investments	1,318,227	1,376,076	(57,849)	-4.2%
Gain on reversal of note receivable impairment	-	445,252	(445,252)	100.0%
Other, net	(8,875)	(22,655)	13,780	60.8%
	$1,706,149	$2,033,274	$(327,125)	-16.1%

Interest and Dividend Income.  Interest and dividend income decreased $31,887, or 9.6%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  This decrease in interest and dividend income was due mainly to decreased interest rates on both temporary investments and marketable securities on which Breda generates interest income.  Breda redeemed investments as they matured in 2010, which also resulted in less interest income being generated. Two of Breda’s subsidiaries, Prairie Telephone and Westside Independent, received dividends totaling $93,856 from their investment in Iowa Network Services during the nine-month period ending September 30, 2010, and for which the corresponding income during the nine-month period ended September 30, 2009 was also $93,856.  Overall dividend income increased $6,451 when comparing those nine-month periods.

Index

Gain or (loss) on sale of investments. Both the $1,975 gain on sale of investments for the nine-month period ended September 30, 2010, and the $1,358 gain on sale of investments for the nine-month period ended September 30, 2009, represent the gain on the redemption of temporary investments.

Gain or (loss) on disposal of assets. The $95,715 gain on disposal of assets for the nine-month period ended September 30, 2010, was a combination of the $95,000 gain resulting from the sale of Yale customers to Panora Telephone Cooperative, and the net gains and losses on the sale of cabinets, cubicle walls, computers, and the disposal of equipment in Lidderdale damaged by lightning.  The $71,883 loss on the disposal of assets for the nine-month period ended September 30, 2009, resulted from the net gains and losses on the retirement of service vehicles and work equipment, and includes the $57,349 loss on the sale of cable TV properties.

Interest Expense.  The $21,991, or 84.3%, increase in interest expense for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, is the net result of the reduction of the Rural Telephone Finance Cooperative loan balance on which interest is calculated because of the payment of the scheduled principal payments on the loan, and the final prepayment of all remaining principal on April 30, 2009, and from the additional interest expense generated by Breda’s loans with the Rural Utilities Service for Breda’s fiber to the home project in Carroll, Iowa.

Allowance for funds used during construction.  The $47,859 allowance for funds used during construction for the nine-month period ended September 30, 2010, represents the interest on the RUS broadband loan that was capitalized, and for which there was no comparable entry for the nine-month period ended September 30, 2009.

Income from Equity Investments.  Income from equity investments decreased $57,849, or 4.2%, for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009.  The equity investments income shown on Breda's financial statements is Breda's pro-rata share of the net income or net loss of each equity investment, based on Breda's percentage of ownership in each equity investment.  The decrease in income from equity investments reported on Breda's income statement for the nine-month period ended September 30, 2010 is a reflection of the net increases and decreases in the net income of Breda's equity investments.  Most of Breda's equity investments are in cellular partnerships.  Some of these cellular investments now receive universal service funding, which has increased their overall operating revenue.  An additional source of income from equity investments arises from Breda’s ownership interest in Alpine Communications, L.C., an operating telephone company in northeastern Iowa, and in Hilbert Communications, LLC, a telecommunications and information technology services company operating in Wisconsin and Illinois.  Hilbert Communications, LLC includes the operations of Bug Tussel, LLC, a wireless cell site provider, and of Spiralight Network, LLC, a fiber optic network provider in rural areas of Wisconsin and Illinois.  Prairie Telephone and all unit holders in Spiralight Network, L.L.C. and in Bug Tussel Wireless, L.L.C., in addition to all of the unit holders in various other telecommunications entities, executed an Exchange Agreement with Hilbert Communications, LLC, whereby Prairie Telephone and the other investors received newly issued units in Hilbert Communications, LLC in exchange for the units they owned in the various related telecommunications entities.  The transaction with Hilbert Communications, LLC was effective as of January 15, 2009.  Prairie Telephone owned 8.5% of Hilbert Communications, LLC until July 1, 2009.  On that date, additional investors were issued units in Hilbert Communications, LLC, which reduced Prairie Telephone's ownership interest in Hilbert Communications, LLC from 8.5% to 6.87%.  Additional investors were issued units in Hilbert Communications, LLC on July 10, 2009, and again on December 31 2009, which reduced Prairie Telephone’s ownership interest in Hilbert Communications, LLC to 6.32% on December 31 2009.  Investor transactions on March 31, 2010, and again on May 13, 2010, resulted in Prairie Telephone owning a 6.47% interest in Hilbert Communications, LLC on September 30, 2010.

Index

Gain on reversal of note receivable impairment.  The $445,252 gain on reversal of note receivable impairment for the nine-month period ended September 30, 2009, has no comparable entry for the nine-month period ended September 30, 2010.

Other, net. The $13,780, or 60.8%, increase in other net income for the nine-month period ended September 30, 2010, when compared to the nine-month period ended September 30, 2009, is mainly attributable to the change in partnership-related costs.

Income Tax Expense.  Income taxes increased $228,631, or 27.0%, for the nine-month period ended September 30, 2010, when compared to the same period in 2009.  The effective tax rate in 2010 is 40.53%, compared to a 31.76% tax rate in 2009.  The effective tax rate differs from the U.S. statutory rate due to state income taxes, and the proportion of income from investments which are exempt from income tax.

Net Income.  Net income decreased $245,178, or 13.5%, for the nine-month period ended September 30, 2010, when compared to the same period in 2009.

Liquidity and Capital Resources

Breda's short-term and long-term liquidity requirements arise primarily from the following:  operations and working capital requirements; capital expenditures; interest payments on any bank or other financing; dividend payments on Breda's common stock; redemption of Breda's common stock; and potential industry-related acquisitions or investments.

Index

Breda intends to fund the operations, working capital requirements, capital expenditures, interest payments, dividend payments, and stock redemptions from cash from operations.  Breda also intends to fund any smaller industry-related acquisitions or investments from cash from operations. For the nine months ended September 30, 2010 and September 30, 2009, cash provided by operating activities was $1,609,194 and $3,695,717, respectively.

To fund any significant future acquisitions or investments, Breda would consider the redemption of its short-term and long-term marketable securities investments; the use of its revolving lines of credit with the Rural Telephone Finance Cooperative; or the addition of long-term debt from industry lenders.  Breda presently has an unused line of credit with the Rural Telephone Finance Cooperative of $1,500,000 which matures on November 15, 2010, and Prairie Telephone has an unused line of credit with the Rural Telephone Finance Cooperative of $500,000 which matures on November 7, 2010.  Breda believes that its present revenues would be able to sustain the costs of additional debt if the need arose.  All potential acquisitions or investments will, however, be evaluated on their own merits for, among other things, potential cash and revenue production, and if the potential return on investment will be sufficient to incur the additional debt.  As noted previously, BTC, Inc. began a fiber overbuild of the Carroll, Iowa non-rural market in September 2009.  BTC, Inc. is financing that project with a $10,000,000 broadband loan from Rural Utilities Services.

Breda has historically funded its operations and capital expenditure requirements primarily from cash from operations.  The following table summarizes Breda's short-term liquidity as of September 30, 2010, and December 31, 2009.

	As of
	September 30,	December 31,
	2010	2009
Short-Term Liquidity
Current Assets	$8,793,244	$9,429,328
Current Liabilities	2,347,915	2,400,215
Net Working Capital	$6,445,329	$7,029,113

Cash and Cash Equivalents	$4,195,456	$4,987,960
Short Term Marketable Securities	$632,600	$490,724
Available on Line of Credit	$2,000,000	$2,000,000

Current assets decreased $636,084, or 6.7%, for the nine-month period ended September 30, 2010, when compared to the year ended December 31, 2009.  There was a $650,628 decrease in cash, cash equivalents, and marketable securities, which resulted mainly from Breda’s redemption of matured marketable securities, and the subsequent use of these proceeds in payment of Carroll, Iowa project invoices.  There was an increase of $400,810 in accounts receivable, which was due to increased revenues generated from conference bridge services.  There was a $328,021 decrease in prepaid income taxes.

Index

Current liabilities decreased $52,300, or 2.2%, for the nine-month period ended September 30, 2010, when compared to the year ended December 31, 2009.  Accounts payable decreased $121,105, or 5.8%, when comparing the two periods.  Accrued taxes decreased $19,863, or 12.6%, for the nine-month period ended September 30, 2010, when compared to the year ended December 31, 2009.  The decrease in accrued taxes was primarily the result of the decrease in federal and state income taxes payable due to the ongoing decreased revenue per minute received pursuant to the conference bridge settlement agreements.  There was also an increase in other accrued liabilities of $28,309, or 20.7%, for the nine-month period ended September 30, 2010, when compared to other current liabilities for the period ended December 31, 2009.  The increase in other accrued liabilities is mainly attributable to an increase in accrued payroll and labor benefits for the nine-month period ended September 30, 2010, when compared with the year ended December 31, 2009.

The following table summarizes Breda's sources and uses of cash for the nine months ended September 30, 2010 and 2009.

	For The Nine Months Ended
	September 30,

	2010	2009
Net Cash Provided (Used)
Operating Activities	$1,609,194	$3,695,717
Investing Activities	(2,402,531)	(693,214)
Financing Activities	833	(1,198,303)

For the nine months ended September 30, 2010 and 2009, cash provided by operating activities was $1,609,194 and $3,695,717, respectively.

Cash used in investing activities was $2,402,531 for the nine-month period ended September 30, 2010, as compared to $693,214 for the nine-month period ended September 30, 2009.  Capital expenditures for the nine-month period ended September 30, 2010 were $2,664,900, and were $1,278,570 for the same period in 2009.  The increased capital expenditures were mainly related to Breda’s fiber project in Carroll, Iowa.  The purchase of marketable securities was $342,622 for the nine-month period ended September 30, 2010, and was $451,885 for the nine-month period ended September 30, 2009.  Proceeds from the sale of marketable securities was $540,060 in the nine-month period ended September 30, 2010, and was $495,826 in the nine-month period ended September 30, 2009.

Cash provided by financing activities was $833 for the nine-month period ended September 30, 2010, as compared to the use in financing activities of $1,198,303 for the nine-month period ended September 30, 2009.  Breda's outstanding RTFC loan was paid in full on April 30, 2009.  BTC, Inc. received a $500,000 advance on its $10,000,000 Rural Utilities Services loan during the nine month period ended September 30, 2010, for use in its fiber to the home project in Carroll, Iowa.  During the nine-month period ended September 30, 2010, cash was used to repay $14,037 of long-term debt with Rural Utilities Services.  Cash used to pay dividends to shareholders was $246,808 for both of the nine-month periods ended September 30, 2010 and September 30, 2009.  Dividends paid were $8 per share in 2010 and $8 per share in 2009.  Breda redeemed 406 shares of its common stock during the nine month period ended September 30, 2010 totaling $238,322.

Index

Long Term Debt

As of September 30, 2010, BTC, Inc. had outstanding $2,048,682 of long-term debt with Rural Utilities Service.  Each advance on this $10,000,000 rural broadband access loan carries its own interest rate for the term of the individual loan advance.  BTC, Inc. received its first loan advance in the amount of $1,000,000 on October 2, 2009, and this loan advance carries a fixed interest rate of 3.918%.  BTC, Inc.’s second loan advance in the amount of $564,329 was received on December 11, 2009, and carries a fixed interest rate of 4.315%.  BTC, Inc.’s third loan advance in the amount of $500,000 was received on September 20, 2010, and this loan advance carries a fixed interest rate of 3.481%.  The Rural Utilities Service advances are to be paid in monthly installments covering principal and interest beginning twelve months from the date of receipt of the first loan advance.  The principal and interest will be paid in full on all advances on April 28, 2029.  During the first twelve months after the receipt of the first loan advance, monthly payments of interest only are required.

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

Index

Obligations and Commitments

Breda's ongoing capital commitments include capital expenditures and any debt service requirements.  For the nine months ended September 30, 2010, capital expenditures were $2,664,900.  As of September 30, 2010, purchase commitments for the construction of the fiber to the home project in Carroll, Iowa totaled $7,660,285.  Breda’s subsidiary, BTC, Inc., is financing the project with a $10,000,000 broadband loan from Rural Utilities Services.  Construction commenced on the fiber project in September 2009, and it is anticipated that it will be a two-year project.  The advancements of principal under that loan as of September 30, 2010 totaled $2,064,329, of which $2,048,682 was outstanding as of September 30, 2010.

Breda's contractual obligations as of September 30, 2010 are:

2011	$74,503
2012	79,537
2013	82,919
2014	86,224
2015	89,661
2016 and After	1,635,838

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

Index

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

Breda believes that federal universal service fund criteria will continue to change, but Breda is unable to determine estimated time frames or estimated financial ramifications of all of the provisions as of the date of this quarterly report.  The decrease in intrastate access rates implemented by the IUB on February 7, 2009, and the changes being implemented on the federal level with the federal universal service fund, have caused Breda and its representative industry members to study the feasibility of a state universal service fund.  Given the preliminary nature of these studies and discussions, however, Breda is not able to estimate what financial ramifications, if any, could come from such a fund.

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

Index

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

Index

At its October 14, 2010 monthly meeting to address universal service fund reform, the FCC issued a notice of proposed rulemaking (NPRM) with the goal of creating the broadband mobility fund proposed in the NBP.  The FCC is seeking comments on the proposal to use between $100 million and $300 million in recently reserved universal service funds to create a Mobility Fund to support private investment in current 3G and next-generation mobile services in areas where consumers currently lack such services.  Breda and many other industry members are concerned with this proposal because it subsidizes wireless carriers based on landline carrier costs and does not require the wireless carrier to cover the landline carrier’s entire serving area.

On October 15, 2010, local industry associations, of which Breda is a member, also filed comments with the Iowa Utilities Board relating to the NBP and state broadband planning.  While the Associations support the goal of ubiquitous and robust broadband service to all, the Associations’ comments outlined how the NBP would decimate Iowa’s rural providers, and instead detailed a number of actions that the IUB could take to assist Iowa customers in response to the NBP.

As noted previously, Breda believes these proposed adjustments will affect the intercarrier compensation and universal service regimes and could have a significant negative effect on Breda’s future revenue streams.

BTC, Inc. filed a collection actions suit on October 29, 2009 against Sprint regarding payment of access revenue for conference bridging services.  On July 28, 2010, BTC, Inc. received notice from its legal counsel that per a filed Notice, the federal Court has indicated that cases such as BTC, Inc.’s case against Sprint, involving access charge issues pending in Iowa’s federal Court system would be moving forward.  On August 2, 2010, BTC, Inc. received notification that its attorney had accepted Sprint’s subpoena on BTC, Inc.’s behalf to produce and allow inspection of various documents.  The discovery process continues with the Court’s Scheduling Order and Discovery Plan calling for completion of discovery by May 20, 2011, and a trial ready date of October 10, 2011.

BTC, Inc. continues to individually attempt to negotiate settlement agreements with carriers disputing the volume of minutes and the interstate and intrastate switched access charges billed to them by BTC, Inc.  BTC, Inc. is working with legal counsel for assistance in its collection actions against the various carriers that are withholding network access service revenues.

Index

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

Index

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

Breda is continuing to monitor its traffic in relation to these new HVAS rules which became effective on August 4, 2010.  Breda does not expect significant fluctuations in its intrastate traffic other than what may occur in its fiber to the home project in Carroll, Iowa.

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

Index

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

Changes were made to both the NTIA and RUS programs before the rules were announced for the second round of broadband stimulus applications due March 26, 2010.  The RUS determined to concentrate on last mile projects and removed the “underserved area” definition.  NTIA determined to focus on “middle-mile” projects.  Breda subsequently completed and filed its application for a combination grant and broadband loan request for its Breda and Lidderdale exchanges.   On July 15, 2010, Breda was notified that the Rural Utilities Service (RUS) had approved Breda for a loan/grant combination under the Broadband Initiatives Program.  Breda was offered a grant in the amount of $1,838,337 and a loan in the amount of $783,572.  Total project costs are estimated to be $5.2 million.  Breda accepted the award letter on July 23, 2010, and on August 16, 2010 received loan/grant documents from RUS for further documentation and execution.  Completed and executed documents were returned to the RUS on October 8, 2010.  Construction must commence within 180 days of the award.  Breda has continued its planning for this project, and it is estimated that staking for this project could begin as early as November 2010.

Index

The Patient Protection and Affordability Care Act (“PPACA”) signed into law on March 23, 2010 will take eight years to be fully implemented.  The law requires all individuals to have health insurance coverage by 2014.  Those who choose not to have insurance would pay a $95 penalty in the first year, but $750 or 2% of income (whichever is higher) in 2016.

Breda has fewer than 50 employees, so Breda would not be subject to the $2,000 annual tax per full-time worker if Breda did not provide health insurance benefits to its employees.  As a small-business employer, Breda would be eligible for small-business tax credits of up to 35% to help pay for affordable employer-provided insurance.  The small business tax credits take effect in 2010, but Breda’s scenarios to date have not met the criteria to take advantage of these small business tax credits.  Breda provides health insurance benefits to its employees through the National Cooperative Telephone Association (“NCTC”), and is working with its provider to implement the changes required in 2010.  Some of the changes affecting Breda’s provision of health care services in 2010 and 2011 would include a) caps on employee contributions to health-related flexible spending accounts (“FSAs”) at $2,500 per year in 2011 and beyond, and employees would no longer be able to use FSA funds to pay for over-the-counter medications, and b) all health plans must maintain dependent coverage for insured employees’ children until they turn age 26.  This rule took effect in September 2010 if the company was on a fiscal year plan, or in Breda’s case, on January 1, 2011 because it has a calendar year plan.

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

Evaluation of Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of Breda have evaluated the effectiveness of Breda's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, and they have concluded that the disclosure controls and procedures are effective.  Breda believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in Breda's internal control over financial reporting occurred during the period of July 1, 2010 through September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Breda's internal control over financial reporting.

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

As discussed in Breda's Form 10-Q for the quarter ended September 30, 2009, BTC, Inc. filed a collection action suit against Sprint Communications Company L.P. on October 29, 2009 in the United States District Court, Northern District of Iowa, Central Division.  The suit was filed against Sprint because Sprint has not paid BTC, Inc. the carrier switched access charges billed to Sprint since October 1, 2007.  On July 28, 2010, BTC, Inc. received notice from its legal counsel that per a filed Notice, the Court has indicated that cases such as BTC, Inc.’s case against Sprint, involving access charge issues pending in Iowa’s federal Court system will be moving forward.  On August 2, 2010, BTC, Inc. received notification that its attorney had accepted Sprint’s subpoena on BTC, Inc.’s behalf to produce and allow inspection of various documents.  The discovery process continues with the Court’s Scheduling Order and Discovery Plan calling for completion of discovery by May 20, 2011, and a trial ready date of October 10, 2011.

Index

The amount of unpaid Sprint access charges totaled approximately $3,021,440 as of September 30, 2010.

Item 1A.	Risk Factors.

This Item is not applicable to smaller reporting companies such as Breda.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Breda did not sell any shares of its common stock during the period of July 1, 2010 through September 30, 2010.

The following table provides information regarding Breda's purchases of its common stock from shareholders during the period of July 1, 2010 through September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased1	Average Price Paid per Share2	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs1	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs1
Month #1 (July 1, 2010- July 31, 2010)	332	$587	-0-	-0-
Month #2 (August 1, 2010- August 31, 2010)	74	$587	-0-	-0-
Month #3 (September 1, 2010- September 30, 2010)	-0-	N/A	-0-	-0-
Total	406	$587	-0-	-0-

Index

1
All of the shares of common stock were purchased by Breda from three shareholders pursuant to the redemption right or the right of first refusal granted to Breda in its Articles of Restatement, which rights are discussed in Breda’s most recent Annual Report on Form 10-K filed on March 31, 2010, or pursuant to the unsolicited request of the shareholder in question.  Breda does not have any publicly announced plans or programs with respect to purchases of its common stock.

2	All of the shares of common stock were purchased by Breda at the $587 per share redemption price that was established by the board of directors and which became effective on March 18, 2010.

There were transfers of 69 shares of Breda's common stock by six different shareholders during the period of July 1, 2010 through September 30, 2010 with respect to which Breda did not exercise Breda's right of first refusal to purchase the shares.  Twenty nine of those 69 shares were sold for $587 per share.  Two of those 69 shares were sold for $590 per share.  The remaining 38 shares were transferred without the payment of any purchase price or other consideration.  The latter transfers were to, for example, family members or trusts.

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

There was no information required to be disclosed in a report on Form 8-K during the period of July 1, 2010 through September 30, 2010 which has not been reported on a Form 8-K.

There were no material changes during the period of July 1, 2010 through September 30, 2010 to the procedures by which the shareholders of Breda may recommend nominees to Breda’s board of directors.

Index

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-QSB	3/31/07	3.1	5/14/07

3.2	Second Amended and Restated Bylaws		8-K		3.2	4/4/07

10.1	Employment Agreement dated August 11, 2009 with Jane Morlok		10-K	12/31/09	10.1	3/31/10

10.3	Employment Agreement dated August 11, 2009 with Charles Deisbeck		10-K	12/31/09	10.3	3/31/10

31	Rule 13a-14(a) Certifications

	31.1 Certification of Chief Executive Officer	E-1

	31.2 Certification of Chief Financial Officer	E-3

Index

32	Section 1350 Certifications

	32.1 Certification of Chief Executive Officer	E-5

	32.2 Certification of Chief Financial Officer	E-6

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREDA TELEPHONE CORP.

November 12, 2010	By:	/s/ Charles Deisbeck
	Name:	Charles Deisbeck
	Title:	Chief Executive Officer

November 12, 2010	By:	/s/ Jane Morlok
	Name:	Jane Morlok
	Title:	Chief Financial Officer

Index

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Breda Telephone Corp.
For the Quarter Ended September 30, 2010