Form 10-K/A
period 2009-12-31
BREDA TELEPHONE CORP
filed 2011-01-03
CIK 1084448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 2

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

Explanatory Note

Breda Telephone Corp. (“Breda”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original 10-K") to amend the Original 10-K by substituting the Report of Independent Registered Public Accounting Firm in “Item 8 Financial Statements” for the Report of Independent Registered Public Accounting Firm contained in Item 8 in the Original 10-K.

More specifically, this Amendment No. 2:

a)
adds and includes the now unqualified audit opinion of Kiesling Associates LLP in place of the qualified opinion filed with the Original 10-K.  Other than the unqualified audit opinion for the years ending December 31, 2008, and December 31, 2009, there were no changes to the financial statements themselves;

b)
includes the audit opinion of Deloitte & Touche LLP for Breda’s outside equity investment, RSA #7 Limited Partnership (“RSA #7”); includes the 2008 audit opinion of Schenck SC for Breda’s outside equity investment, Spiralight Network, LLC; and includes the 2009 audit opinion of Schenck SC for Hilbert Communications, LLC as described in Note 4 to Breda’s financial statements.  No opinion of either Deloitte & Touche LLP or Schenck SC was included in the Original 10-K; and

c)
includes audited financial statements for Breda’s outside equity investments, Iowa 8 Monona Limited Partnership (“RSA #8”), and Iowa RSA No. 9 Limited Partnership (“RSA #9”).  Breda’s portion of RSA #8 is represented by its investment in West Iowa Cellular, Inc. as described in Note 4 to Breda’s financial statements.  Note 4 to Breda’s financial statements reports Breda’s and its subsidiary, Westside Independent Telephone Company’s, combined 25% interest in West Iowa Cellular, Inc.  West Iowa Cellular, Inc. is the 51% owner of West Iowa Cellular of Iowa Limited Partnership, which holds a 42.43% general partner interest in RSA #8.

The original audit opinion was dated March 30, 2010.  The audit opinion included in Amendment No. 1 to the Original 10-K was dated March 30, 2010 except for Note 4, which was dated May 28, 2010.  In the report dated March 30, 2010 Kiesling expressed an opinion that they were unable to examine evidence regarding the investments and earnings of RSA #7, RSA #8, RSA #9, and Hilbert Communications.  As of the date of this opinion, Kiesling was able to obtain audited financial statements for 2008 and 2009 supporting the Company’s investments in RSA #7, RSA #8, RSA #9, and Hilbert Communications as described in Note 4.

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
BREDA, IOWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Breda Telephone Corporation and Subsidiaries
Breda, Iowa

We have audited the accompanying consolidated balance sheets of Breda Telephone Corporation (an Iowa corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the 2009 financial statements of Hilbert Communications LLC (HC), Iowa RSA 7 LP (RSA #7), Iowa 8 Monona LP (RSA #8), and RSA No. 9 LP (RSA #9), or the 2008 financial statements of RSA #7, RSA #8, RSA #9, and Spiralight Network LLC (SN), the investments in which, as discussed in Note 4 to the financial statements, are accounted for by the equity method of accounting.  The investments in HC, RSA #7, RSA #8, and RSA #9 were $3,446,578 at December 31, 2009 and the equity in their net income was $977,537 for the year then ended.  The investments in RSA #7, RSA #8, RSA #9 and SN were $3,161,819 at December 31, 2008, and the equity in their net income was $1,134,097 for the year then ended.  The financial statements of HC, RSA #7, RSA #8, RSA #9, and SN were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HC, RSA #7, RSA #8, RSA #9, and SN, is based solely on the report of the other auditors.

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

In our report dated March 30, 2010 we expressed an opinion that we were unable to examine evidence regarding the 2009 investments and earnings of HC, RSA #7, RSA #8, and RSA #9.  As of the date of this opinion we were able to obtain audited financial statements for 2009 supporting the Company’s investments in HC, RSA #7, RSA #8, and RSA #9 as described in Note 4.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breda Telephone Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kiesling Associates LLP

West Des Moines, Iowa
March 30, 2010
(except for Note 4, as to which the date is December 31, 2010)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RSA 7 Limited Partnership:

We have audited the balance sheets of RSA 7 Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

August 9, 2010

INDEPENDENT AUDITORS' REPORT

To the Members
Spiralight Network, LLC
Green Bay, Wisconsin

We have audited the accompanying balance sheets of Spiralight Network, LLC as of December 31, 2008 and 2007 and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spiralight Network, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schenck SC

Certified Public Accountants
April 20, 2009

INDEPENDENT AUDITORS' REPORT

To the Members and Board of Directors
Hilbert Communications, LLC and Subsidiaries
Green Bay, Wisconsin

We have audited the accompanying consolidated balance sheet of Hilbert Communications, LLC and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hilbert Communications, LLC and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Schenck SC

Certified Public Accountants
March 16, 2010

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

Revenue Recognition

The Company recognizes revenues when earned regardless of the period in which they are billed.  The Company is required to provide telephone service to subscribers within its defined service territory.Local network, Internet and cable television service revenues are recognized over the period a subscriber is connected to the network.Network access and long distance service revenues are derived from charges for access to the Company’s local exchange network.  The interstate portion of access revenues is based on an average schedule settlement formula administered by the National Exchange Carrier Association (NECA), which is regulated by the FCC.  The intrastate portion of access revenues is billed based upon the Company’s tariff for access charges filed with the Iowa Utilities Board (IUB).  The charges developed from these tariffs are used to bill the connecting long distance provider and revenues are recognized in the period the traffic is transported based on the minutes of traffic carried.  Long distance revenues are recognized at the time a call is placed based on the minutes of traffic processed at contracted rates.Cellular sales and commission revenues are recognized at the time of customer activation.

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

NOTE 8.	LONG-TERM DEBT

Long-term debt consists of:

	2009	2008

Rural Telephone Finance Cooperative (RTFC)
7.00% (Variable Rate)	-		951,495
Rural Utilities Service (RUS)	1,562,719		-
	1,562,719		951,495
		$
Less current portion	14,144		200,507
	1,548,575		$750,988

The annual requirements for principal payments on long-term debt for the next five years are as follows:

2010	$14,144
2011	59,145
2012	60,294
2013	62,958
2014	65,562
2015 and After	1,300,616

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

BREDA TELEPHONE CORPORATION AND SUBSIDIARIES
BREDA, IOWA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9.	OPERATING SEGMENTS INFORMATION (Continued)

Each segment’s accounting policies are the same as those described in the summary of significant accounting policies.

	Local		Internet
	Exchange		Service
2009	Carrier	Broadcast	Provider	Total

Revenues and sales	$7,917,048	$382,498	$770,220	$9,069,766
Interest income	348,770	10,348	32,441	391,559
Interest expense	(26,317)	-	(4)	(26,321)
Depreciation and amortization	890,583	24,561	125,310	1,040,454
Income tax expense (benefit)	874,067	(144,616)	268,884	998,335
Segment profit (loss)	2,976,009	(178,202)	(291,875)	2,505,932
Segment assets	27,682,775	458,343	4,725,387	32,866,505
Expenditures for segment assets	1,355,088	6,341	753,427	2,114,856

2008

Revenues and sales	$8,322,715	$651,163	$713,359	$9,687,237
Interest income	407,154	16,962	18,873	442,989
Interest expense	(77,354)	-	-	(77,354)
Depreciation and amortization	802,801	35,478	141,199	979,478
Income tax expense (benefit)	866,403	(174,132)	138,028	830,299
Segment profit (loss)	2,453,972	(193,502)	(331,915)	1,928,555
Segment assets	24,845,441	536,311	3,846,155	29,227,907
Expenditures for segment assets	3,021,452	(75,806)	(181,897)	2,763,749

NOTE 10.	NET INCOME PER COMMON SHARE

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

Iowa 8 Monona Limited Partnership

Financial Statements
As of December 31, 2009 and 2008, and for the years ended
 December 31, 2009 and 2008, and Report of
 Independent Registered Public Accounting Firm

IOWA 8 MONONA LIMITED PARTNERSHIP

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	33

Balance Sheets	34
As of December 31, 2009 and 2008

Statements of Operations	35
For the years ended December 31, 2009 and 2008

Statements of Changes in Partners’ Capital	36
For the years ended December 31, 2009 and 2008

Statements of Cash Flows	37
For the years ended December 31, 2009 and 2008

Notes to Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Iowa 8 Monona Limited Partnership:

We have audited the accompanying balance sheets of Iowa 8 Monona Limited Partnership (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

August 9, 2010

IOWA 8 MONONA LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

ASSETS	2009	2008

CURRENT ASSETS:
Accounts receivable, net of allowance of $62 and $68	$1,602	$1,645
Unbilled revenue	237	202
Due from affiliate	2,099	2,609
Prepaid expenses and other current assets	4	3

Total current assets	3,942	4,459

PROPERTY, PLANT AND EQUIPMENT—Net	6,947	5,911

TOTAL ASSETS	$10,889	$10,370

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$475	$497
Advance billings and customer deposits	596	514

Total current liabilities	1,071	1,011

LONG TERM LIABILITIES	21	20

Total liabilities	1,092	1,031

COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)

PARTNERS’ CAPITAL	9,797	9,339

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$10,889	$10,370

See notes to financial statements.

IOWA 8 MONONA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

	2009	2008

OPERATING REVENUES
Service revenues, net	$18,656	$17,932
Equipment, net and other revenues	4,470	5,289

Total operating revenues	23,126	23,221

OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	6,209	6,685
Cost of equipment	3,241	3,034
Selling, general and administrative	5,411	5,557
Depreciation and amortization	1,005	857

Total operating costs and expenses	15,866	16,133

OPERATING INCOME	7,260	7,088

INTEREST INCOME, NET	198	123

NET INCOME	$7,458	$7,211

Allocation of Net Income:
Limited Partners	$4,294	$4,151
General Partner	$3,164	$3,060

See notes to financial statements.

IOWA 8 MONONA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

	General
	Partner	Limited Partners
	West Iowa Cellular of Iowa Limited Partnership	West Iowa Cellular, Inc.	Commnet Cellular, Inc.	Cellco Partnership	Total Partners’ Capital

BALANCE—January 1, 2008	$3,872	$2,680	$2,203	$373	$9,128

Distributions	(2,970)	(2,055)	(1,689)	(286)	(7,000)

Net income	3,060	2,117	1,740	294	7,211

BALANCE—December 31, 2008	3,962	2,742	2,254	381	9,339

Distributions	(2,970)	(2,055)	(1,689)	(286)	(7,000)

Net income	3,164	2,190	1,799	305	7,458

BALANCE—December 31, 2009	$4,156	$2,877	$2,364	$400	$9,797

See notes to financial statements.

IOWA 8 MONONA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,458	$7,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	857
Provision for losses on accounts receivable	126	166
Changes in certain assets and liabilities:
Accounts receivable	(83)	(234)
Unbilled revenue	(36)	(23)
Prepaid expenses and other current assets	(1)	-
Accounts payable and accrued liabilities	-	19
Advance billings and customer deposits	81	59
Other long term liabilities	2	3

Net cash provided by operating activities	8,552	8,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,062)	(1,592)
Change in due from affiliate, net	510	534

Net cash used in investing activities	(1,552)	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to partners	(7,000)	(7,000)

Net cash used in financing activities	(7,000)	(7,000)

CHANGE IN CASH	-	-

CASH—Beginning of year	-	-
CASH—End of year	$-	$-

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for capital expenditures	$-	$21

See notes to financial statements.

Iowa 8 Monona Limited Partnership
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Dollars in Thousands)

1.	ORGANIZATION AND MANAGEMENT

Iowa 8 Monona Limited Partnership—Iowa 8 Monona Limited Partnership (the “Partnership”) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Iowa 8 rural service area.

The partners and their respective ownership percentages as of December 31, 2009 and 2008 are as follows:

General Partner:
West Iowa Cellular of Iowa Limited Partnership	42.4242%

Limited Partners:
West Iowa Cellular, Inc.	29.3637%
CommNet Cellular, Inc.*	24.1288%
Cellco Partnership	4.0833%

•
CommNet Cellular, Inc. (“Managing Partner”), is a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless and holds a 49% ownership interest in West Iowa Cellular of Iowa Limited Partnership.

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

During 2009 and 2008, the Partnership recorded $1,765 and $2,646, respectively, within Equipment and other revenues associated with certain funds approved by the Universal Service Administrative Company (“USAC”), an independent, not-for-profit corporation designated as the administrator for the federal Universal Service Fund (“USF”) by the Federal Communications Commission (“FCC”).

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

FCC Licenses - The FCC issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. All wireless licenses issued by the FCC that authorize the Partnership to provide cellular services are recorded on the books of Cellco. The current term of the Partnership’s FCC license expires in October 2019. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular license.

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

Cellco tests its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco evaluates its licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2009 and December 15, 2008. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8% and 4.0% for the years ended December 31, 2009 and 2008, respectively. Included in net interest income is interest income of $200 and $124 for the years ended December 31, 2009 and 2008, respectively, related to the due from affiliate.

Distributions – Distributions are made to partners at the discretion of the General Partner based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of distribution.

Recently Adopted Accounting Pronouncements - The adoption of the following accounting standards and updates during 2009 did not result in a significant impact to the Partnership financial statements:

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

On June 15, 2009, the Partnership adopted the accounting standard regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On June 15, 2009, the Partnership adopted the accounting standard regarding estimating fair value measurements when the volume and level of activity for the asset or liability has significantly decreased which also provides guidance for identifying transactions that are not orderly. This standard was effective prospectively for all annual reporting periods ending after June 15, 2009.

On August 28, 2009, the Partnership adopted the accounting standard update regarding the measurement of liabilities at fair value.  This standard update provides techniques to use in measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  This standard update is effective prospectively for all annual reporting periods upon issuance.

Other Recent Accounting Standard - In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements.  This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements.  This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all period presented. The Partnership is currently evaluating the impact this standard update will have on its financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	Useful Lives	2009	2008

Land		$75	$75
Buildings and improvements	10-40 years	2,784	2,141
Cellular plant equipment	3-15 years	9,797	8,510
Leasehold improvements	5 years	264	176

		12,920	10,902

Less accumulated depreciation and amortization		5,973	4,991

Property, plant and equipment, net		$6,947	$5,911

Capitalized network engineering costs of $143 and $54 were recorded during the years ended December 31, 2009 and 2008 respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $177 and $165 at December 31, 2009 and 2008 respectively.

4.	CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Accounts payable	$404	$427
Accrued liabilities	71	70
Accounts payable and accrued libilities	$475	$497

Advance billings and customer deposits consist of the following as of December 31, 2009 and 2008:

	2009	2008

Advance billings	$555	$455
Customer deposits	41	59
Advance billings and customer deposits	$596	$514

5.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

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

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2009 and 2008:

	2009	2008

Service revenues (a)	$4,321	$4,277
Equipment and other revenues (b)	(68)	(22)
Cost of service (c)	5,687	5,568
Cost of equipment (d)	293	292
Selling, general and administrative (e)	3,469	3,484

(a)	Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)	Equipment and other revenues include cell sharing revenues, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)	Cost of service includes roaming costs relating to customers roaming in other affiliated markets, switch costs and allocated cost of telecom, long distance, and handset applications.

(d)
Cost of equipment includes allocations of handsets, accessories and other costs incurred by Cellco on behalf of the Partnership and excludes the cost of inventory transferred to the Partnership of $2,948 and $2,742 during 2009 and 2008, respectively, as discussed in Note 2.

(e)	Selling, general and administrative expenses includes allocations and/or directly charged commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising.

The Partnership is involved in a cell sharing agreement with a related affiliate in which the Partnership receives revenues from the affiliate for the use of the affiliate’s cell site. Cell sharing revenues were $112 and $72 for the years ended December 31, 2009 and December 31, 2008, respectively.

6.	COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2009 and 2008, the Partnership recognized a total of $130 and $104, respectively, as rent expense related to payments under these operating leases, which was included in cost of service in the accompanying statements of operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount

2010	$165
2011	165
2012	156
2013	110
2014	83
2015 and thereafter	146

Total minimum payments	$825

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.	CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2009 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.	RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2009	$68	$126	$(132)	$62
2008	46	166	(144)	68

******

Iowa RSA No. 9 Limited Partnership
Financial Statements
December 31, 2009 and 2008

Iowa RSA No. 9 Limited Partnership
Index
December 31, 2009 and 2008

Report of Independent Auditors

To the Partners of
Iowa RSA No. 9 Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of Iowa RSA No. 9 Limited Partnership (an Iowa limited partnership) (the “Partnership”), at December 31, 2009 and 2008, and the results of its operations, cash flows, and changes in partners' capital for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the financial statements of the Partnership have been derived from the accounting records of United States Cellular Corporation ("USCC") and reflect certain assumptions and allocations.  The Partnership relies on USCC for technical and administrative services.  The financial position, results of operations, and cash flows of the Partnership could differ from those that would have resulted had Iowa RSA No. 9 Limited Partnership operated autonomously or independently of USCC.

/s/ Pricewaterhouse Coopers LLP

October 15, 2010

Iowa RSA No. 9 Limited Partnership
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash	$229,890	$126,668
Deposits with affiliate	2,090,444	1,141,183
Accounts receivable
Customers, less allowance of $24,069 and $3,010 at
December 31, 2009 and 2008, respectively	729,927	722,044
Affiliates	177,181	111,422
Other	153,350	166,775
Other current assets	58,407	45,424
Total current assets	3,439,199	2,313,516
Property, plant and equipment, net	4,891,462	5,502,312
Other deferred charges	37,032	35,302
Total assets	$8,367,693	$7,851,130
Liabilities and Partners' Capital
Accounts payable and accrued expenses	$234,320	$202,577
Accounts payable - affiliates	850,241	650,385
Deferred revenues	344,935	337,165
Customer deposits	22,025	32,975
Accrued taxes	302,811	192,310
Other current liabilities	259,687	415,614
Total current liabilities	2,014,019	1,831,026
Deferred credits	41,616	36,186
Asset retirement obligation	305,613	284,542
Partners’ capital	6,006,445	5,699,376
Total liabilities and partners’ capital	$8,367,693	$7,851,130

The accompanying notes are an integral part of these financial statements.

Iowa RSA No. 9 Limited Partnership
Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$15,289,132	$14,905,616
Operating expenses
Cost of equipment sold	65,622	57,276
System operations	4,731,047	4,735,879
Selling, general and administrative	6,046,817	5,773,255
Depreciation and accretion	814,416	753,469
Loss on asset disposals	7,075	8,023
Total operating expenses	11,664,977	11,327,902
Operating income	3,624,155	3,577,714
Other expense, net	(17,086)	(21,848)
Net income	$3,607,069	$3,555,866

The accompanying notes are an integral part of these financial statements.

Iowa RSA No. 9 Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net Income	$3,607,069	$3,555,866
Add (deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and accretion	814,416	753,469
Bad debts expense	103,644	70,407
Loss on asset disposals	7,075	8,023
Changes in assets and liabilities from operations
Change in accounts receivable	(163,861)	45,543
Change in accounts payable and accrued expenses	231,599	(148,753)
Change in deferred revenues	7,770	29,825
Change in deferred charges and credits	3,700	1,273
Change in customer deposits	(10,950)	1,225
Change in accrued taxes	110,501	67,233
Change in other assets and liabilities	(168,899)	170,179
Net cash provided by operating activities	4,542,064	4,554,290

Cash flows from investing activities
Purchases of property, plant, and equipment	(191,543)	(1,623,270)
Proceeds from the sale of property, plant, and equipment	1,962	22,335
Deposits (to) from affiliate, net	(949,261)	725,421
Net cash required for investing activities	(1,138,842)	(875,514)

Cash flows from financing activities
Distributions to partners	(3,300,000)	(3,700,000)
Net cash required for financing activities	(3,300,000)	(3,700,000)

Net increase/(decrease) in cash	103,222	(21,224)
Cash
Beginning of period	126,668	147,892
End of period	$229,890	$126,668

The accompanying notes are an integral part of these financial statements.

Iowa RSA No. 9 Limited Partnership
Statements of Changes in Partners’ Capital
Years Ended December 31, 2009 and 2008

	Jefferson Cellular Telephone Company, Inc.	Jefferson Telephone Company	Iowa RSA #9, Inc.	Breda Telephone Corporation	Cell Co.	Scranton Telephone Company	Webster Calhoun Cooperative Telephone Association
	General	Limited	Limited	Limited	Limited	Limited	Limited
	Partner	Partner	Partner	Partner	Partner	Partner	Partner	Total
Partners' capital, December 31, 2007	$58,432	$944,080	$945,246	$973,938	$973,938	$973,938	$973,938	$5,843,510
2008 Distributions to partners	(37,000)	(597,772)	(598,512)	(616,679)	(616,679)	(616,679)	(616,679)	(3,700,000)
2008 Net income	35,559	574,486	575,197	592,656	592,656	592,656	592,656	3,555,866
Partners’ capital, December 31, 2008	$56,991	$920,794	$921,931	$949,915	$949,915	$949,915	$949,915	$5,699,376
2009 Distributions to partners	(33,000)	(533,148)	(533,808)	(550,011)	(550,011)	(550,011)	(550,011)	(3,300,000)
2009 Net income	36,072	582,758	583,479	601,190	601,190	601,190	601,190	3,607,069
Partners’ capital, December 31, 2009	$60,063	$970,404	$971,602	$1,001,094	$1,001,094	$1,001,094	$1,001,094	$6,006,445

The accompanying notes are an integral part of these financial statements.

1.	Organization and Basis of Presentation

Iowa RSA No. 9 Limited Partnership (the “Partnership”) was formed on August 15, 1989, under the laws of the State of Iowa for the purpose of providing cellular telephone service in the Iowa Rural Service Area (“RSA”) No. 9.  The Partnership commenced operations in July 1991.  On November, 30, 2008, Iowa RSA No. 9 Limited Partnership changed its name to Muskrat Wireless, L.P.  On December 18, 2009, the Partnership changed its name back to Iowa RSA No. 9 Limited Partnership.

The partners and their respective partnership interests at December 31, 2009 and 2008 are:

General Partner
Jefferson Cellular Telephone Company, Inc	1.000%

Limited Partners
Jefferson Telephone Company	16.156%
Iowa RSA #9, Inc.	16.176%
Breda Telephone Corporation	16.667%
Cell Co.	16.667%
Scranton Telephone Company	16.667%
Webster-Calhoun Cooperative Telephone Association	16.667%

Profits and losses are allocated to the partners based on respective partnership interests.

Jefferson Cellular Telephone Company, Inc. (“Jefferson Cellular”) is a joint venture corporation in which United States Cellular Corporation (“USCC”) owns 49% and Jefferson Telephone Company owns 51%.  USCC is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

Under the Management Agreement dated August 15, 1989 and last amended August 15, 1999 (the “Management Agreement”), USCC is the manager responsible for the daily authority and conduct of the Partnership’s operations.  The Management Agreement will terminate not less than six months after written notice has been provided by either party of the decision to terminate this agreement.

These financial statements have been derived from the accounting records of USCC and reflect certain assumptions and allocations.  The financial position, results of operations, and cash flows of the Partnership could differ from reported results had the Partnership operated autonomously or as an entity independent of USCC.  The allocation methodologies have been described within the respective notes to the financial statements, where appropriate. USCC, as manager of the Partnership, has made the allocations in accordance with the Management Agreement.

2.	Summary of Significant Accounting Policies

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2009 financial statement presentation.  These reclassifications did not affect consolidated net income, assets, liabilities, cash flows or partners’ capital for the year presented.

Deposits with Affiliate
Included in deposits with affiliate are amounts due from CommVest, Inc., which is a wholly-owned subsidiary of TDS.  CommVest, Inc. is a fund that purchases government and high grade investment securities for the benefit of fund participants.  Interest income is earned by the fund, net of direct expenses, and is passed through to the Partnership based upon the Partnership’s average daily balance in the fund.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates are included in asset retirement obligations, depreciation, allowance for doubtful accounts, accrued expenses and accrued liabilities.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily consists of amounts owed by customers pursuant to service contracts and equipment sales, by affiliated entities, by other wireless cellular carriers whose customers have used the Partnership’s wireless systems and the other cellular carriers co-locating on the Partnership’s towers.

The Partnership assesses its accounts receivable for collectability on an ongoing basis.  The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable.  The allowance is estimated based on historical experience and other factors that could affect collectability.  Account receivable balances are reviewed on either an aggregate or individual basis for collectability depending on the type of receivable.  When it is probable the account balance will not be collected, the account balance is charged against the allowance for doubtful accounts.  The Partnership does not have any off-balance sheet credit exposure related to its customers.

Property, Plant and Equipment
The Partnership’s Property, plant and equipment is stated at the original cost of construction or purchase including capitalized costs of certain taxes, payroll-related expenses, interest and estimated costs to remove the assets.

Expenditures that enhance the productive capacity of assets in service or extend their useful lives are capitalized and depreciated.  Expenditures for maintenance and repairs of assets in service are charged to System operations expense or Selling, general and administrative expense, as applicable.  Retirements and disposals of assets are recorded by removing the original cost of the asset (along with the related accumulated depreciation) from plant in service and charging it, together with removal cost less any salvage realized, to Loss on asset disposals.

Depreciation
Depreciation is provided using the straight-line method over the estimated useful life of the asset.

The Partnership depreciates leasehold improvement assets associated with leased properties over periods ranging from one to ten years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.

Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. The Partnership did not materially change the useful lives of its property, plant and equipment in 2009.

Long-Lived Assets
The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses are recognized when the expected future cash flows are less than the asset’s carrying value.

Asset Retirement Obligation
The Partnership accounts for asset retirement obligations in accordance with GAAP, which requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred.  At the time the liability is incurred, the Partnership records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount.  Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the obligation, any difference between the cost to retire the asset and the recorded liability (including accretion of discount) is recognized in the Statement of Operations

U.S. Cellular is subject to asset retirement obligations associated with its leased cell sites, switching office sites, retail store sites and office locations.  Asset retirement obligations generally include obligations to restore leased land and retail store and office premises to their pre-lease conditions.

The change in asset retirement obligation for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Beginning Balance	$284,542	$213,348
Additional liabilities accrued	-	22,057
Revision in estimated cash outflows	16	32,252
Accretion expense	21,055	16,885
Ending Balance	$305,613	$284,542

Deferred Revenues
Deferred revenues primarily represent monthly access fees billed in advance.  Such revenues are recognized in the following month when service is provided.  The Partnership also defers recognition of certain activation fees and recognizes these revenues on a straight-line basis over the estimated customer life.

Financial Instruments
The Partnership’s financial instruments, which include trade and affiliate accounts payable, are short-term in nature.  Accordingly, the Partnership believes the balance sheet amounts approximate the fair value of the financial instruments.

Partnership Distributions
Distributions are made at the discretion of the general partner based upon respective partnership interests.

Revenues
Revenues primarily consist of:

•	Charges for access, airtime, roaming, long distance, data and other value added services provided to the Partnership’s customers;
•	Charges to carriers whose customers use the Partnership’s systems when roaming;
•	Sales of equipment and accessories; and
•	Amounts received from the Universal Service Fund where the Partnership has been designated an Eligible Telecommunications Carrier (“ETC”).

Revenues related to wireless services are recognized as services are rendered.  Revenues billed in advance or in arrears of the services being provided are estimated and deferred or accrued, as appropriate. Revenues from sales of equipment and accessories are recognized when title passes to the customer. Unbilled revenues, resulting from wireless service provided from the billing cycle date to the end of each month and from other wireless carriers’ customers using the Partnership’s systems for the last half of each month, are estimated and recorded.  Revenues earned but unbilled at December 31, 2009 and 2008 were $71,522 and $35,794 respectively.

The Partnership offers certain rebates to customers who purchase new handsets.  The revenue from a handset sale which includes such a rebate is recorded net of the rebate.

The activation fee charged with the sale of equipment and service is allocated to the equipment and service based upon the relative fair values of each item. This generally results in the recognition of the activation fee as additional handset revenue at the time of sale.

ETC revenues recognized in the reporting period represent the amounts which the Partnership is entitled to receive for such period, as determined and approved in connection with the Partnership’s designation as an ETC in Iowa.

Operating Leases
The Partnership is a party to various lease agreements for cell sites that are accounted for as operating leases.  Certain leases have renewal options and/or fixed rental increases.  Renewal options that are reasonably assured of exercise are included in determining the lease term. The Partnership accounts for certain operating leases that contain fixed rental increases by recognizing lease revenue and expense on a straight-line basis over the lease term.

Advertising
The Partnership expenses advertising costs as incurred.  Advertising costs were $148,307 and $131,334 for the years ended December 31, 2009 and 2008 respectively.

Income Taxes
No provision has been made for federal and state income taxes since these taxes are the responsibility of the individual partners.

3.	Property, Plant and Equipment

Property, plant and equipment in service, net of accumulated depreciation consists the following components (respective useful lives shown in parentheses):

	2009	2008
Land and land improvements (10-25 years)	$163,428	$163,428
Leasehold improvements (1-10 years)	1,552,479	1,539,349
Buildings and equipment (5-25 years)	7,861,931	8,545,778
Furniture and office equipment (3-5 years)	23,678	60,146
Work in process	18,352	204,735
	9,619,868	10,513,436
Less accumulated depreciation	(4,728,406)	(5,011,124)
Net property, plant and equipment	$4,891,462	$5,502,312

For the years ended December 31, 2009 and 2008, the loss on asset disposals included charges of $7,075 and $8,023, respectively, related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

4.	Line of Credit

On December 31, 2007, the Partnership executed a revolving note payable agreement (the “Agreement”) with USCC Financial L.L.C., a wholly-owned subsidiary of USCC.  The Agreement has an original expiration date of January 1, 2011 and allows for borrowings up to $1,000,000.  Borrowings under the Agreement are payable upon demand and bear interest at a rate of prime rate plus 0.75%.  There were no outstanding borrowings as of December 31, 2009.

5.	Lease Commitments

The Partnership leases its cell site locations, office locations, and retail locations under operating leases.  Certain leases have renewal options and/or fixed rental increases.  Renewal options that are reasonably assured of exercise are included in determining the lease term.  Rent expense totaled $84,764 and $81,844 for the years ended December 31, 2009 and 2008, respectively.  Rent expense for cell site locations is included in system operations expenses, and rent expense for office and retail locations is included in selling, general and administrative expenses.

Future minimum rental payments required under operating leases and rental receipts expected under operating leases that have noncancelable lease terms in excess of one year as of December 31, 2009 are as follows:

	Operating Leases	Operating Leases
	Future Minimum Rental Payments	Future Minimum Rental Receipts
2010	$89,588	$14,143
2011	88,188	-
2012	79,082	-
2013	74,902	-
2014	74,877	-
Thereafter	1,457,898	-
	$1,864,535	$14,143

6.	Concentration of Credit Risk

The Partnership provides cellular service and sells cellular telephones to a diverse group of consumers within a concentrated geographical area.  The Partnership performs credit evaluations of the Partnership’s customers and requires deposits as needed.  Receivables are generally due within 30 days.  Credit losses related to customers have been within management’s expectations.

7.	Transactions with Related Parties

USCC provides certain services necessary for the operation, management and administration of the Partnership.  Services provided to the Partnership include accounting, cash management, strategic planning, human resources, legal, marketing, customer service, information systems, network and engineering.  In accordance with the terms of the Management Agreement, USCC is reimbursed for its costs incurred on behalf of the Partnership in providing these services.  Costs are allocated to the Partnership in such a manner as USCC, as the manager, in its reasonable judgment deems fair and equitable.  Total allocated costs from USCC and TDS to the Partnership for management and administrative services discussed above amounted to $2,734,020 and $2,516,647 for the years ended December 31, 2009 and 2008, respectively.

Certain affiliates also provide the Partnership with operational, management and administrative services, the costs of which are allocated to the Partnership in the manner discussed above.  Costs incurred for such services amounted to $232,264 and $220,969 for the years ended December 31, 2009 and 2008, respectively.  These affiliates also provide the Partnership with access to its switch equipment.  For the years ended December 31, 2009 and 2008, the cost for the use of the switch was allocated to the Partnership based on minutes of use.  These costs totaled $411,906 and $294,111 for the years ended December 31, 2009 and 2008, respectively, and were included in system operations expense in the accompanying statements of operations.

The Partnership purchases substantially all infrastructure, equipment and materials and supplies from USCC Purchase, LLC, which is a wholly owned subsidiary of USCC.  For the years ended December 31, 2009 and 2008 intercompany purchases by the Partnership totaled $58,339 and $1,121,448 respectively.

Included in the purchases of property, plant and equipment are transfers from affiliates of USCC, which had a net book value of $44,198 and $12,917 for the year ended December 31, 2009 and 2008, respectively.

The Partnership has reciprocal roaming agreements with other cellular markets managed by USCC.  Under these agreements, the Partnership recorded roaming revenue from affiliated cellular carriers related to the carriers’ customers placing or receiving calls in the Partnership’s service area which totaled $1,915,655 and $2,015,375 for the years ended December 31, 2009 and 2008, respectively.  Roaming expenses, representing roaming costs charged by affiliated cellular carriers for the Partnership’s customers placing and receiving calls in the affiliates’ service areas, totaled $2,265,928 and $2,524,864 for the years ended December 31, 2009 and 2008, respectively.

Jefferson Telephone Company and Breda Telephone Corporation are agents of the Partnership and earn commissions based on the number of customer activations.  Commissions paid by the Partnership for the years ended December 31, 2009 and 2008 were $1,550,597 and $1,237,538 to Jefferson Telephone Company and $1,307,843 and $1,260,864 to Breda Telephone Corporation, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREDA TELEPHONE CORP.

Date: December 31, 2010	By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer

	By:	/s/ Jane Morlok
Jane Morlok, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Nieland	By:	/s/ Neil Kanne
	Daniel Nieland, Vice President and Director		Neil Kanne, Secretary and Director
	Date: December 31, 2010		Date: December 31, 2010

By:	/s/ Rick Anthofer	By:	/s/Daniel McDermott
	Rick Anthofer, Treasurer and Director		Daniel McDermott, Director
	Date: December 31, 2010		Date: December 31, 2010

By:	/s/ Clifford Neumayer	By:	/s/ Dean Schettler
	Clifford Neumayer, Director		Dean Schettler, President and Director
	Date: December 31, 2010		Date: December 31, 2010

By:	/s/ David Grabner	By:	/s/ Jane Morlok
	David Grabner, Director		Jane Morlok, Chief Financial Officer
	Date: December 31, 2010		Date: December 31, 2010

By:	/s/ Charles Deisbeck
Charles Deisbeck, Chief Executive Officer
Date: December 31, 2010